Form 10-K
period 2018-12-31
Black Creek Diversified Property Fund Inc.
filed 2019-03-06
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
There is no established market for the registrant’s shares of common stock. The registrant publishes a net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, of $7.49 per share for each class of shares of its common stock. As of December 31, 2018, the NAV was $7.44 per share for each of class of shares of its common stock.
There were 127,978,657 outstanding shares of common stock held by non-affiliates, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 27, 2019, 3,011,894 shares of Class T common stock, 12,913,347 shares of Class S common stock, 2,905,353 shares of Class D common stock, 38,192,423 shares of Class I common stock and 75,726,063 shares of Class E common stock of the registrant, each with a par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2019.

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

ii

PART I
ITEM 1.    BUSINESS
The Company
Black Creek Diversified Property Fund Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2018, our real estate portfolio consisted of 47 properties, which includes four properties that are part of the DST Program (as defined below), totaling approximately 7.7 million square feet located in 18 markets throughout the U.S., with 490 tenants. As used herein, the terms “DPF,” the “Company,” “we,” “our” or “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.
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
We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an advisory agreement, by and among us, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on June 30, 2019, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2018, we raised $141.1 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $19.0 million from the sale of common stock under our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”), as amended. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During 2018, we raised $43.2 million from the sale of interests related to the DST Program. Refer to “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.
Investment Objectives
Our primary investment objectives are:

•	providing current income to our stockholders in the form of consistent cash distributions;

•	preserving and protecting our stockholders’ capital investments;

•	realizing capital appreciation in our share price from active investment management and asset management; and

•	providing portfolio diversification in the form of multi-asset class investing, primarily in direct real estate.
There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, with the approval of our stockholders.

Investment Strategy
We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, industrial and multifamily), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate-related debt, or real estate-related equity securities.
We believe that the real estate market is cyclical, with demand for property types peaking at different times. Although we do not invest for the short term, we are active portfolio managers and will seek to take advantage of opportunities to acquire or dispose of assets strategically at different points in the cycle. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the broader the opportunity set in which to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more of the overall real estate market also may allow us to be consistent and meaningful investors throughout different cycles. When we believe one sector is overvalued, we patiently wait and focus on another sector that we believe is overlooked or has stronger fundamentals of relative value. We also believe that value generally is based on the investment’s ability to produce cash flow and not what the next buyer will pay at any point in time. We generally focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from tenants seeking quality space.
Our near-term investment strategy is likely to prioritize new investments in the industrial and multifamily sectors due to attractive fundamental conditions. We have been focused on selling certain office and retail assets. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our disposition activity during 2018 and 2017. The disposition of these properties has helped us increase our current allocation to industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We currently do not intend to invest in these other types of real estate.
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
Financing Objectives
We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments. For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage was 47.7% as of December 31, 2018, as compared to 49.1% as of December 31, 2017. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our targeted leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.
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
Significant Tenants
We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. As of December 31, 2018, there were no tenants that represented more than 10.0% of total annualized base rent and two tenants that represented more than 10.0% of total leased square feet. Our 10 largest tenants represented 33.9% and 38.6% of total annualized base rent and total leased square feet, respectively. We are not aware of any current tenants whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about tenant diversification.
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
The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify, suspend or terminate our share redemption program. As a result, the stockholder’s ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.
The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially while we have relatively few outstanding Class T, Class S, Class D and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2018, based on the NAV per share of $7.44 on that date, we had outstanding approximately $20.7 million in Class T shares, $78.2 million in Class S shares, $20.7 million in Class D shares, $278.1 million in Class I shares and $575.6 million in Class E shares.
Purchases and redemptions of our common shares will not be made based on the current NAV per share of our common stock.
The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market. We generally expect our transaction price to be equal to our NAV as of a date approximately one month prior to the dates when share purchases and redemptions take place. For example, if the stockholders wish to subscribe for shares of our common stock in October, the subscription request must be received in good order at least five business days before November 1. Generally, the offering price would equal the NAV per share of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, the stockholder subscription would be effective on the first calendar day of November. Conversely, if the stockholders wish to submit their shares for redemption in October, the redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, the stockholders’ shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the NAV per share of the applicable class as of the last calendar day of September, subject to reduction for early redemption. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which the stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which they redeem shares may be lower than the current NAV per share at the time of redemption.
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
We currently expect to use a portion of the proceeds from our public offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise the majority of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed approximately $170.9 million of shares of our common stock during the year ended December 31, 2018. Using the proceeds from our public offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
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
We have not identified future investments that we will make with the proceeds of our public offerings. As a result, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because the stockholders cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder the stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.
We may raise significantly less than the maximum offering amount in our public offerings.
In our current public primary offering, we are offering on a continuous basis up to $3.0 billion of shares of our common stock. However, we may raise significantly less than this amount. The less capital we raise, the less capital we will have available to make investments in accordance with our investment strategy and policies, to provide liquidity to our stockholders and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).
Furthermore, the estimated use of proceeds figures presented in our prospectuses are estimates based on numerous assumptions. The actual percentage of net proceeds available to use will depend on a number of factors, including the amount of capital we raise and the actual offering costs. For example, if we raise less than the maximum offering amount, we would expect the percentage of net offering proceeds available to us to be less (and may be substantially less) than the estimated use of proceeds figures presented in our offering prospectuses because many offering costs are fixed and do not depend on the amount of capital raised in our public offerings.
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
The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm (as defined below) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price the stockholders will pay for shares of our common stock in the offering, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, the stockholders may pay more than realizable value or receive less than realizable value for their investment.
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
Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations.
It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent monthly valuation. As such, when these appraisals are reflected in our Independent Valuation Firm’s valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, the financial condition of our tenants, or lease expirations. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We are at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results could change unexpectedly. For example, if operating expenses suddenly increase or revenues decrease, such change may in turn cause a sudden increase or decrease in the NAV per share amounts.
New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV, or at more than what we pay for them, which would be accretive to our NAV.
Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as our appraised value for the calendar year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. This is true whether the acquisition is funded with cash, equity or a combination thereof. However, the Independent Valuation Firm always has the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the Independent Valuation Firm believes that the purchase price for a recent acquisition does not reflect the current value of the property, the Independent Valuation Firm has the ability to adjust the valuation for purposes of our NAV immediately after acquisition. Even if the Independent Valuation Firm does not adjust the valuation immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our NAV procedures could be less than what we pay for it, which could negatively affect our NAV, or more than what we pay for it, which could positively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive or accretive to our NAV.
The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. Similarly, negotiations, disputes and litigation that involve us and other parties may ultimately have a positive or negative impact on our NAV. The NAV per share of each class of our common stock as published for any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
The realizable value of specific properties may change before the value is adjusted by the Independent Valuation Firm and reflected in the calculation of our NAV.
Our valuation procedures generally provide that the Independent Valuation Firm will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer from an unrelated third party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or a potential contract for capital expenditure. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Firm determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.
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
In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in the Operating Partnership. We may also amend the terms of our public offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our public offering and future offerings may negatively impact our ability to pay distributions and stockholders’ overall return.
Interest rate changes may cause volatility in our monthly NAV.
In accordance with our valuation procedures, we generally use the fair value of our assets and liabilities to determine our monthly NAV.  The fair value of certain of our assets and liabilities, such as fixed-rate borrowings and interest rate hedges, may be very sensitive to interest rate changes. As a result, changes in projected forward interest rates may cause volatility in our monthly NAV.

Stockholders do not have the benefit of an independent due diligence review in connection with our public offerings which increases the risk of their investment.
Because the Advisor and the Dealer Manager are related, investors do not have the benefit of an independent due diligence review and investigation of the type normally performed by an unrelated, independent underwriter in connection with a securities offering. In addition, DLA Piper LLP (US) has acted as counsel to us, the Advisor and the Dealer Manager in connection with our public offerings and, therefore, investors do not have the benefit of a due diligence review that might otherwise be performed by independent counsel. Under applicable legal ethics rules, DLA Piper LLP (US) may be precluded from representing us due to a conflict of interest between us and the Dealer Manager. If any situation arises in which our interests are in conflict with those of the Dealer Manager or its related parties, we would be required to retain additional counsel and may incur additional fees and expenses. The lack of an independent due diligence review and investigation increases the risk of stockholders’ investment.
Our investors may be at a greater risk of loss than the Advisor and members of our management team.
We have taken certain actions to increase the stock ownership in our Company by our management team, the Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. As of December 31, 2018, the Advisor and members of our management team own approximately $9.3 million of stock or in stock-based awards (including unvested shares). While we have increased stock ownership over the last few years by management, the Advisor and our directors, the current level of ownership may be less than the management teams of other public real estate companies and, as a result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.
The availability and timing of cash distributions to stockholders is uncertain.
Our board of directors intends to authorize a monthly distribution of a certain dollar amount per share of our common stock using monthly record dates. However, the payment of class-specific fees results in different amounts of distributions being paid with respect to each class of shares. In addition, the expenses incurred in our operations reduce the amount of cash available for distribution to our stockholders. Distributions may also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the inability to find suitable investments that are not dilutive to our distributions, the poor performance of our investments (including vacancy or decline in rental rates), an increase in expenses for any reason (including expending funds for redemptions) and due to numerous other factors. Any request by the holders of partnership interests in the Operating Partnership (“OP Units”) to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure the stockholders that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will not either decrease or fail to increase over time. From time to time, we may adjust our distribution level and we may make such an adjustment at any time.
We have paid and may continue to pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
Our distributions for the years ended December 31, 2018, 2017, and 2016, on an annualized basis, were fully funded from our operations. When looking at individual quarters within those periods, in some cases our distributions were not fully funded from our operations for such quarters. In such cases, the shortfall was funded from borrowings, and ultimately made up with excess cash from operations from other quarters during the same period. In the future, we may fund distributions from sources other than cash flow from operations; however, our long-term strategy is to fund the payment of regular distributions to our stockholders entirely from our operations. If we are unsuccessful in investing the capital we raise in our public offerings or which is generated from the sale of existing assets on an effective and efficient basis that is accretive to our distribution level, we may be required to fund our distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of our public offerings and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by the expiration of certain large leases in our portfolio. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations and as a result, any cash flow from operations in excess of our distributions results in a net increase to NAV (ignoring other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on stockholders’ shares.
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of the date of December 31, 2018. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5%.
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
As a result, the performance component is not directly tied to the performance of the shares stockholders purchase, the class of shares purchased, or the time period during which the stockholders own their shares. The performance component may be payable to the Advisor even if the NAV of stockholders’ shares at the end of the calendar year is below their purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on stockholders’ purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor at the end of such calendar year. In addition, if the Advisor earns a performance component of the advisory fee, it will not be obligated to return any portion of advisory fees paid based on our subsequent performance.
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

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during our public offerings or future public offerings by a majority of our board of directors, including a majority of the independent directors.
Pursuant to our agreements with the Advisor and its affiliates, we are obligated to pay substantial compensation to the Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during our public offerings or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. For example, we recently made substantial changes to our agreements with the Advisor and the Dealer Manager. These types of payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and the stockholders overall return.
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
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of the stockholders’ investment in shares of our common stock.
Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, could be accompanied by restrictive covenants and would generally make us more subject to the risks associated with leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in our NAV and in the value of the stockholders’ investment in shares of our common stock.
We are dependent on our tenants for revenue and we are exposed to risks if we are unable to collect rent from our tenants.
Our revenues from property investments depend on the creditworthiness of our tenants and will be adversely affected by the loss of or default by significant lessees. Much of our tenant base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to you and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss. As of December 31, 2018, no tenants represented more than 10.0% of total annualized base rent, and our 10 largest tenants represented 33.9% of total annualized base rent. We are not aware of any current tenants, including our largest tenant, whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations.
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
The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It assists our Independent Valuation Firm in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) revenues and expenses of the property. Our Independent Valuation Firm assumes and relies upon the accuracy and completeness of all such information, does not undertake any duty or responsibility to verify independently any of such information and relies upon us and the Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may have some discretion with respect to valuations of certain assets and liabilities, which could affect our NAV. Because the Advisor is paid fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and the stockholders’ shares may be worth less than the purchase price.
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
The Advisor’s product specialists may have time constraints and other conflicts of interest due to relationships or affiliations they have with other entities, and our stockholders will not be able to assess the Advisor’s product specialists’ qualifications when deciding whether to make an investment in shares of our common stock.
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
We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell investments, and for customers, which may have an adverse impact on our operations.
We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, lease, finance or sell properties at the same time as these entities are buying, leasing, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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
In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because all of our debt-related investments outstanding as of December 31, 2018 and debt-related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.
For example, we recorded impairments of real properties, significant other-than-temporary impairment charges related to our real estate-related securities holdings, and provisions for losses on our debt-related investments as a result of such conditions that occurred during the last recession in the U.S. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, such factors could have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

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
If mortgage debt or unsecured debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur mortgage debt or unsecured debt, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms.
If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or that could result in the foreclosure of such properties. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or borrowing more money.
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
Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have an adverse impact on our floating-rate mortgages, interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.
The failure of any banking institution in which we deposit our funds could have an adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.
We will seek to diversify our excess cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. Currently, the Federal Deposit Insurance Corporation (“FDIC”) generally, only insures amounts up to $250,000 per depositor per insured bank. A small proportion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, are currently held in FDIC-insured bank accounts. To the extent that we have deposited funds with banking institutions, then if any of such institutions ultimately fail, we would lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of the stockholders’ investment.
We intend to disclose funds from operations (“FFO”), a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC. However, FFO is not equivalent to our net income or loss as determined under GAAP, and is not a complete measure of our financial position and results of operations.
We use, and we disclose to investors, FFO, which is considered a non-GAAP financial measure. For a discussion of FFO, including definitions, reconciliation to GAAP net income (loss), and its inherent limitations, see in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. FFO is not equivalent to our net income or loss as determined in accordance with GAAP. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and impairment of depreciable real estate, and adds back real estate-related depreciation and amortization.
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
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Richard D. Kincaid, Dwight L. Merriman III, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Jeffrey W. Taylor, J.R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.
Our board of directors determines our major policies and operations, which increases the uncertainties faced by our stockholders.
Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in our stockholders’ best interests.
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
In connection with an acquisition, we may receive certain assets or interests in certain assets subject to existing liabilities, some of which may be unknown to us at the time of the acquisition. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to an acquisition (including those that had not been asserted or threatened prior to an acquisition), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. If we acquire an entity, that entity may be subject to liabilities that become our responsibility upon acquisition of the entity. Our recourse with respect to such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the NAV of our shares may be adversely affected.
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
The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program could subject us to liabilities from litigation or otherwise.
On March 2, 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors at a later time in exchange for OP Units. Investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.
Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (“TRS”), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by the Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a fair market value purchase option to reacquire the real estate through a purchase of interests in the Delaware statutory trust, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we are responsible for subleasing the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the fair market value option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments until such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by the Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.
We may own beneficial interests in trusts owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.
In connection with the launch of our DST Program, we may own beneficial interests in trusts owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.
Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.
Properties that are placed into the DST Program may later be reacquired through exercise of the option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership will generally remain tied to the original DST Program asset in terms of basis and built-in-gain. As a result, if the original DST Program asset is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the original DST Program investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the original DST Program investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to original DST Program investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, paying redemptions or making additional investments.
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
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions
Stockholders’ interest will be diluted if we or the Operating Partnership issue additional securities.
Existing stockholders and new investors purchasing shares of common stock in our public offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 2.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 2.5 billion shares are designated as common stock, 500.0 million of which are classified as Class E shares, 500.0 million of which are classified as Class T shares, 500.0 million of which are classified as Class S shares, 500.0 million of which are classified as Class D shares and 500.0 million of which are classified as Class I shares and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our public offerings will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments.
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
We are not limited to making acquisitions with cash or borrowings. We may also make investments through either public or private offerings of equity securities from us or the Operating Partnership, and we may do so when attractive acquisition opportunities are available. We are not limited in the number or size of investments we may make with equity issuances, and we may effect a merger, business combination or another significant transaction through equity issuances. Such issuances may be comprised of existing classes of shares of our common stock or OP Units in the Operating Partnership, new classes of shares of our common stock or OP Units in the Operating Partnership with preferential terms compared to those of our existing investors (such as preferred stock, preferred OP Units, or contractual obligations to provide protection from adverse tax consequences), or tenancy-in-common interests. We and the Operating Partnership may, with the approval of a majority of our independent directors, agree to pay additional fees to the Advisor, the Dealer Manager and their affiliates in connection with any such transactions, which may negatively affect the NAV of stockholders’ shares, our ability to pay distributions and the stockholders’ overall return.
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
The termination or replacement of the Advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit or other form of unsecured debt that we obtain.
Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Similarly, under any line of credit or other form of unsecured debt such as term loans that we currently have, or we may obtain in the future, the termination or replacement of the Advisor could trigger repayment of outstanding amounts under the credit agreement governing that line of credit or other form of unsecured debt. If a debt repayment event occurs, our results of operations, ability to pay distributions and financial condition may be adversely affected.
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
Our revenues from our real property investments are dependent on our ability to lease our real properties and the creditworthiness of our tenants and would be adversely affected by the loss of or default by one or more significant lessees. Furthermore, certain of our assets may utilize leases with payments directly related to tenant sales, where some or all of the amount of rent that we charge a tenant is calculated as a percentage of such tenant’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by tenants leasing space in such assets. The success of those real properties depends on the financial stability of the respective tenants. The financial results of our tenants can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence.

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
Lease payment defaults by tenants could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source of funds to make mortgage payments on any mortgage loans or payments due under our unsecured credit facilities. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.
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
A real property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of the lease. In addition, certain of the real properties we acquire may have some vacancies at the time of closing. Certain other real properties may be specifically suited to the particular needs of a tenant and such real property may become vacant. Certain of our leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. In certain cases, we may need to offer free rent or other concessions to attract tenants. If the vacancy continues for a long period of time, we would suffer reduced revenues, which could materially and adversely affect our liquidity and NAV, and result in lower distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.
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
In addition, our results of operations depend substantially on our ability to lease the spaces available in the assets that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase lease prices and force us to lower lease prices and/or offer tenant incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our NAV and ability to make distributions or repay debt, could be adversely affected.

Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on the stockholders’ investment.
Our investments in value-add properties or other types of discounted properties may have significant vacancies at the time of acquisition. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In certain cases, we may need to offer free rent or other concessions to attract tenants. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce our NAV and the overall return on the stockholders’ investment.
Changes in supply of or demand for similar real properties in a particular area may increase the price of real property assets we seek to purchase or adversely affect the value of the real property assets that we own.
The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real property assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices to acquire those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect leasing rates and occupancy, which could lower operating results, our NAV and overall returns to our stockholders.
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
We compete with numerous other persons or entities seeking to buy real property assets or to attract tenants to real properties we already own, which may have a negative impact on our ability to acquire real property assets or attract tenants on favorable terms, if at all, and the returns on our real property assets. These persons or entities may have greater experience and financial strength than us. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new tenants, because the proximity of new competitors may divert existing or new tenants to such competitors. In addition, if market rental rates decline during the term of an existing lease, we may be unable to renew or find a new tenant without lowering the rental rate. Each of these factors could adversely affect our results of operations, financial condition, NAV and ability to repay debt and pay distributions to our stockholders.
Delays in the selection, acquisition, development and construction of real properties or debt investments may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.
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
Our objective is to build a high-quality, diversified real estate portfolio. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) tenant concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. For example, although we may target investments in four primary property categories of office, industrial, retail and multifamily, we currently do not own any multifamily investments and industrial holdings make up less than 7% of our portfolio (based on fair value) as of December 31, 2018. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.
We may alter our exposure to various property categories and we may not always own properties in each category.
We may target investments in four primary property categories of office, industrial, retail and multifamily. Although we aim to diversify our real estate portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. For example, we currently have no multifamily investments and industrial holdings make up less than 7% of our portfolio (based on fair value) as of December 31, 2018. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real estate portfolio will be less diversified and we may not realize the benefits of diversification.
We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.
From 2016 to 2018, we disposed of approximately $570.8 million of properties and we acquired approximately $163.1 million of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future revenue growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased tenant demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured property or casualty losses. In the event that any of our real properties incurs a property or casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. We cannot assure our stockholders that funding will be available to us for the repair or reconstruction of damaged real property in the future or for liability payments to accident victims.
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
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield an appropriate risk-adjusted return. In such an instance, we will underwrite the costs of environmental investigation, clean-up and monitoring into the cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (as defined in “Note 2 to the Consolidated Financial Statements”) on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements with terms greater than twelve months. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard became effective on January 1, 2019, with early adoption permitted.
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
We may invest in mezzanine loans and B-notes that substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan or B-note in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments. If a borrower defaults on our mezzanine loan, B-note or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or B-note will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans or B-notes may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal. Further, even if we are successful in foreclosing on the equity interests serving as collateral for our mezzanine loans or B-notes, such foreclosure will result in us inheriting all of the liabilities of the underlying mortgage borrower, including the senior mortgage on the applicable property. This may result in both increased costs to us and a negative impact on our overall debt covenants and occupancy levels. In many cases a significant restructuring of the senior mortgage may be required in order for us to be willing to retain longer term ownership of the property. If we are unsuccessful in restructuring the underlying mortgage debt in these scenarios, the mortgage lender ultimately may foreclose on the property causing us to lose any remaining investment.
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
Interest rate risk includes the risk that fixed-income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. In addition, during periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may result in a below-market interest rate, an increase in the security’s duration, and a reduction in the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. To the extent we invest in real estate-related securities going forward, these risks may reduce the value of such investments.

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
The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, prepayment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
RISKS ASSOCIATED WITH DEBT FINANCING
We incur mortgage indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2018, our leverage ratio is approximately 47.7% of the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt. Our current leverage target is between 40-60%. Although we will generally seek to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.
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
High debt levels would generally cause us to incur higher interest charges, and could result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure action. In that case, we could lose the property securing the loan that is in default or be forced to sell the property at an inopportune time, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We and the Operating Partnership have historically given certain full, partial or limited guarantees, and may continue to give full, partial or limited guarantees in the future, to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our NAV, liquidity and ability to pay cash distributions to our stockholders may be adversely affected.
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
We utilize derivative instruments to hedge exposure to changes in interest rates on certain of our loans secured by our real properties, but no hedging strategy can protect us completely. We may use derivative instruments, such as forward starting swaps, to hedge interest rate risks associated with debt incurrences that we anticipate may occur. However, if we fail to accurately forecast such debt incurrences we will be subject to interest rate risk without successfully hedging the underlying transaction. Furthermore, the use of derivative instruments may cause us to forgo the benefits of otherwise favorable fluctuations in interest rates, since derivative instruments may prevent us from realizing the full benefits of lower borrowing costs in an environment of declining interest rates.
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
When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2018, we were in compliance with our financial covenants.
We assume the risk that our credit facility lenders may not honor their commitments to us.
We may enter into credit facility arrangements with lenders pursuant to which, subject to certain conditions, they commit to lend us money, provide us with letters of credit or provide other financial services to us. If we fail to comply with the covenants in such arrangements, the lenders could declare us in default, accelerate the maturities of our borrowings and refuse to make loans or provide other financial services to us. Or, if a lender becomes unable or unwilling to honor its commitments to us, we may not receive the loans and other financial services for which we negotiated. In such a situation, a replacement lender may be difficult or impossible to find quickly or at all. If we are unable to receive loans and other financial services, our liquidity and business could be negatively impacted.
We have entered into, and may continue to enter into, financing arrangements involving balloon payment obligations, which may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.
Most of our current financing arrangements require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell a particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or to sell a particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing interest rates, if we place debt on properties or obtain corporate debt, we run the risk of being unable to refinance such debt if interest rates are higher at the time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.
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
The current maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates is 20% (plus a 3.8% “Medicare tax” surcharge). Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the maximum 20% income tax rate, subject to certain applicable deductions. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.
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

•
Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, could be subject to the 100% “prohibited transaction” tax unless the sale qualified for a statutory safe harbor that requires, among other things, a two-year holding period.

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
In addition, the Code provides a safe harbor that, if met, allows us to avoid being treated as engaged in a prohibited transaction. In order to meet the safe harbor, (i) we must have held the property for at least two years (and, in the case of property which consists of land or improvements not acquired through foreclosure, we must have held the property for two years for the production of rental income), (ii) we must not have made aggregate expenditures includible in the basis of the property during the two-year period preceding the date of sale that exceed 30% of the net selling price of the property, and (iii) during the taxable year the property is disposed of, we must not have made more than seven property sales or, alternatively, the aggregate adjusted basis or fair market value of all the properties sold by us during the taxable year must not exceed 10% of the aggregate adjusted basis or 10% of the fair market value, respectively, of all our assets as of the beginning of the taxable year (with the 10% thresholds increased to 20% in certain circumstances). If the seven-sale limitation in (iii) above is not satisfied, substantially all of the marketing and development expenditures with respect to the property must be made through an independent contractor from whom we do not derive or receive any income (or, in certain circumstances, by a taxable REIT subsidiary). We will endeavor to avoid engaging in prohibited transactions or we will attempt to comply with the safe harbor provisions. There is no assurance, however, that we will not engage in prohibited transactions.
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
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations and potentially (pending IRS guidance) a minimum 45-day holding period with respect to shares of our common stock) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Internal Revenue Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time. For taxable years after December 31, 2017, our business interest deductions may be limited to 30% of our adjusted taxable income (plus business interest income). This limitation does not apply to an “electing real property trade or business.” We believe our subsidiaries are eligible for this election, but the final determination and election will not be made until the filing of our 2018 tax returns. In addition, the Tax Cuts and Jobs Act reduced the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may potentially (and negatively) affect the markets in which we may invest.
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
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries (25% in taxable years before December 31, 2017). If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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

INVESTMENT COMPANY RISKS
Avoiding registration as an investment company imposes limits on our operations, and failure to avoid registration reduces the value of the stockholders’ investment.
We conduct our operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). To do so, we will have to continue to monitor the value of our securities in comparison with the value of our other assets and make sure that the value of our securities does not exceed 40% of the value of all of our assets on an unconsolidated basis. As a result, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2018, our real estate portfolio consisted of 47 properties, which includes four properties that are part of the DST Program, totaling approximately 7.7 million square feet located in 18 markets throughout the U.S., with 490 tenants, and was 90.6% leased with a weighted-average remaining lease term of approximately 5.2 years, based on annualized base rent, and 5.0 years, based on leased square footage. Refer to “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program. Additionally, refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2018 acquisition and disposition activity. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.
Portfolio Overview and Market Diversification. As of December 31, 2018, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $20.65 per square foot. The following table summarizes certain operating metrics of our portfolio by market and by segment as of December 31, 2018:

($ and square feet in thousands)	Number of Properties	Investment in Real Estate Properties	% of Gross Investment Amount	Rentable Square Feet	% of Total Rentable Square Feet	% Leased (1)
Office properties:
Metro New York	1	$237,535	11.8%	594	7.8%	70.6%
Austin	3	160,003	8.0	585	7.6	95.8
San Francisco	1	127,204	6.3	263	3.4	89.1
East Bay	1	93,608	4.7	207	2.7	70.4
Denver	1	85,369	4.2	262	3.4	76.3
South Florida	2	83,676	4.2	363	4.7	76.0
Washington, DC	1	71,652	3.6	126	1.6	99.1
Princeton	1	53,079	2.6	167	2.2	100.0
Philadelphia	1	47,721	2.4	174	2.3	87.7
Dallas	1	40,031	2.0	155	2.0	95.5
Minneapolis/St. Paul	1	29,528	1.5	107	1.4	100.0
Total office properties	14	1,029,406	51.3	3,003	39.1	84.4
Retail properties:
Greater Boston	21	506,844	25.2	1,998	26.0	91.4
South Florida	2	107,200	5.3	206	2.7	98.4
Washington, DC	1	63,014	3.2	233	3.1	100.0
Metro New York	1	60,043	3.0	226	2.9	89.2
Raleigh	1	45,044	2.2	139	1.8	97.1
San Antonio	1	34,586	1.7	177	2.3	96.9
Tulsa	1	34,135	1.7	101	1.3	100.0
Total retail properties	28	850,866	42.3	3,080	40.1	93.2
Industrial properties:
Houston	1	37,740	1.9	352	4.6	90.3
Central Kentucky	1	30,979	1.6	727	9.5	100.0
Las Vegas, NV	1	24,671	1.2	248	3.2	100.0
Philadelphia	1	18,870	0.9	171	2.3	94.9
East Bay	1	16,201	0.8	96	1.2	100.0
Total industrial properties	5	128,461	6.4	1,594	20.8	97.3
Total real estate portfolio	47	$2,008,733	100.0%	7,677	100.0%	90.6%

(1)	Percentage leased is based on executed leases as of December 31, 2018.
Lease Terms. Lease terms typically range from one to 10 years, and often include renewal options. Most of our leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person.

Lease Expirations. As of December 31, 2018, the weighted-average remaining term of our total leased portfolio was approximately 5.2 years, based on annualized base rent, and 5.0 years, based on leased square footage, excluding renewal options. The following table summarizes the lease expirations of our leased portfolio for leases in place as of December 31, 2018, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent (1)	Leased Square Feet	% of Total Leased Square Feet
2019	86	$18,519	12.9%	600	8.6%
2020	112	20,610	14.4	920	13.2
2021	80	17,188	12.0	1,284	18.5
2022	66	14,264	9.9	735	10.6
2023	71	18,946	13.2	871	12.5
2024	51	9,322	6.5	431	6.2
2025	29	6,014	4.2	377	5.4
2026	25	4,351	3.0	228	3.3
2027	16	5,425	3.8	448	6.4
2028	21	7,777	5.4	299	4.3
Thereafter	31	21,151	14.7	762	11.0
Total leased	588	$143,567	100.0%	6,955	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.
Tenant Diversification. We believe that the tenant base that occupies our real estate portfolio is generally stable and well-diversified. As of December 31, 2018, there were no tenants that represented more than 10.0% of total annualized base rent and two tenants that represented more than 10.0% of total leased square feet. The following table reflects our 10 largest tenants, based on annualized base rent, which occupied a combined 2.7 million square feet as of December 31, 2018:

($ and square feet in thousands)	Number of Locations (1)	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Square Feet	% of Total Leased Square Feet
The Stop & Shop Supermarket Company	12	$13,470	9.4%	777	11.2%
Seton Healthcare	1	4,990	3.5	156	2.2
Novo Nordisk Inc.	1	4,816	3.4	167	2.4
Mizuho Bank, Ltd.	1	4,554	3.2	116	1.7
Trinet USA, Inc.	1	4,122	2.9	110	1.6
Amazon.com.kydc LLC	2	3,704	2.6	975	14.0
WeWork Companies, Inc.	1	3,480	2.4	70	1.0
I.A.M. National Pension Fund	1	3,303	2.3	63	0.9
Shaw's Supermarkets, Inc.	3	3,037	2.1	181	2.6
Citco Fund Services (USA), Inc.	1	3,021	2.1	70	1.0
Total	24	$48,497	33.9%	2,685	38.6%

(1)	Reflects the number of properties for which the tenant has at least one lease in-place.

(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.
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

Industry Diversification. As of December 31, 2018, our consolidated operating real properties had leases with 490 tenants. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The table below illustrates the diversification of our portfolio by industry classifications of our tenants as of December 31, 2018:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	% of Annualized Base Rent	Leased Square Feet	% of Leased Square Feet
Professional, Scientific and Technical Services	105	$25,722	17.9%	760	10.9%
Food and Beverage Stores	34	21,975	15.3	1,391	20.0
Credit Intermediation and Related Activities	34	10,580	7.4	271	3.9
Funds, Trusts and Other Financial Vehicles	6	6,891	4.8	150	2.2
Food Services and Drinking Places	69	6,423	4.5	201	2.9
Hospitals	2	5,599	3.9	171	2.5
Rental and Leasing Services	11	5,060	3.5	125	1.8
Chemical Manufacturing	1	4,816	3.4	167	2.4
Health and Personal Care Services	33	4,410	3.1	227	3.3
Ambulatory Health Care Services	42	3,713	2.6	149	2.1
Other	251	48,378	33.6	3,343	48.0
Total	588	$143,567	100.0%	6,955	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.
Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage note debt. As of December 31, 2018, we had approximately $1.0 billion of consolidated indebtedness with a weighted-average interest rate of 3.98%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2018 was 1.9 years, excluding extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2018 was approximately $599.0 million. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.
ITEM 3.    LEGAL PROCEEDINGS
As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.
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

Quarter	Low	High
2018
First Quarter	$7.46	$7.46
Second Quarter	$7.46	$7.49
Third Quarter	$7.49	$7.54
Fourth Quarter	$7.44	$7.54
2017
First Quarter	$7.52	$7.57
Second Quarter	$7.50	$7.54
Third Quarter	$7.45	$7.51
Fourth Quarter	$7.41	$7.43
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
As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of total NAV as of December 31, 2018 and September 30, 2018.

	As of
(in thousands, except per Fund Interest)	December 31, 2018	September 30, 2018
Office properties	$1,107,500	$1,102,250
Retail properties	862,000	869,600
Industrial properties	128,400	108,900
Total real property investments	$2,097,900	$2,080,750
Cash and other assets, net of other liabilities	(42,576)	(14,205)
Debt obligations	(1,004,117)	(1,012,756)
Aggregate Fund NAV	$1,051,207	$1,053,789
Total Fund Interests outstanding	141,334	139,727
The following table shows the NAV per Fund Interest as of December 31, 2018:

(in thousands, except per share data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
Monthly NAV	$1,051,207	$20,695	$78,217	$20,665	$278,058	$575,607	$77,965
Fund Interests outstanding	141,334	2,783	10,516	2,778	37,385	77,390	10,482
NAV Per Fund Interest	$7.44	$7.44	$7.44	$7.44	$7.44	$7.44	$7.44
When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit.
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Firm on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. In addition, we value our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third-party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2018, we estimated approximately $7.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuation for our real properties as of December 31, 2018 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.10 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.93 billion, representing an increase of approximately $172.2 million or 8.9%. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type:

	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate	6.38%	6.43%	6.10%	6.38%
Discount rate / internal rate of return (“IRR”)	7.11%	6.96%	7.21%	7.06%
Annual market rent growth rate	3.02%	2.91%	3.00%	2.97%
Average holding period (years)	9.1	9.1	8.8	9.1
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.77%	2.43%	2.87%	2.63%
	0.25% increase	(2.56)%	(2.24)%	(2.63)%	(2.43)%
Discount rate (weighted-average)	0.25% decrease	2.08%	1.95%	1.91%	2.02%
	0.25% increase	(2.03)%	(1.90)%	(1.87)%	(1.97)%
The valuation of our debt obligations as of December 31, 2018 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the December 31, 2018 valuation was 4.12%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would increase the fair value of our debt obligations by approximately 0.16%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.23%.
Our hedge instruments are valued based on market expectations of future interest rates (the “forward interest rate curve”). An upward shift in the forward interest rate curve would increase the value of our current hedge positions, resulting in a positive impact to our NAV, and a downward shift in the forward interest rate curve would decrease the value of our current hedge positions, resulting in a negative impact to our NAV.
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
The table below summarizes the redemption activity for the three months ended December 31, 2018:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (1)
October 31, 2018	1,555	$7.48	1,555	—
November 30, 2018	1,502	7.54	1,502	—
December 31, 2018	1,378	7.54	1,378	—
Total	4,435	$7.52	4,435	—

(1)	We limit the number of shares that may be redeemed under the share redemption program as described above.
Distributions
We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Although our distributions during the years ended December 31, 2018, 2017 and 2016 were fully funded from our operations, in the future we may fund distributions from other sources. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise in public offerings or which is generated from the sale of existing assets on an effective and efficient basis that is accretive to our distribution level, we may be required to fund our monthly distributions to our stockholders from a combination of our operations and financing activities, which include net proceeds of this offering and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.
Our ability to pay distributions solely from cash flow from operations has been impacted by the expiration of certain large leases in our portfolio, which is evidenced under “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” wherein the impact of large lease expirations to our net operating income is discussed further. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations and as a result, any cash flow from operations in excess of our distributions (all else equal) results in a net increase to NAV. Conversely, if our distributions exceed our cash flow from operations (all else equal), the net effect would result in a decrease to NAV.
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

In connection with a distribution to our stockholders, our board intends to authorize a monthly distribution of a certain dollar amount per share of our common stock before or on the first day of each calendar quarter for the months in such quarter. We will then calculate each stockholder’s specific distribution amount for the month using monthly record dates and stockholders distributions will accrue on the first record date after stockholders become a record owner of our common stock, subject to our board of directors declaring a distribution for record owners as of such date. We accrue the amount of declared distributions as a liability on the record date, and such liability is accounted for in determining the NAV.
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
Holders
The following tables summaries the number of shares outstanding and the number of stockholders, by class of common stock and OP Units, as of February 27, 2019:

(shares or units in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units (1)
Shares or units outstanding	3,012	12,913	2,905	38,192	75,726	10,482
Number of holders of record	421	831	460	2,981	13,899	183

(1)	The number of holders of record for Class E OP Units represent the number of third-party investors.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
(in thousands, except per share data, building count and number of tenants)	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Operating data:
Total revenues	$190,325	$197,346	$216,170	$225,200	$231,597
Total operating expenses	$(157,147)	$(158,238)	$(173,343)	$(181,275)	$(177,723)
Total other (expenses) income	$(34,516)	$40,290	$12,221	$87,734	$(19,880)
Net (loss) income	$(1,338)	$79,398	$55,048	$131,659	$33,994
Net (loss) income attributable to common stockholders	$(1,237)	$72,216	$49,976	$124,255	$29,192
Net (loss) income per common share—basic and diluted	$(0.01)	$0.51	$0.31	$0.70	$0.16
Weighted-average shares outstanding—basic	128,740	142,349	159,648	175,938	178,273
Weighted-average shares outstanding—diluted	139,674	154,156	172,046	188,789	190,991
Distributions:
Total distributions declared on common stock	$47,765	$50,858	$57,040	$62,900	$62,236
Distributions declared per common stock	$0.3750	$0.3600	$0.3600	$0.3600	$0.3500
NAREIT FFO (2):
Reconciliation of net (loss) income to NAREIT FFO:
Net (loss) income attributable to common stockholders	$(1,237)	$72,216	$49,976	$124,255	$29,192
Total NAREIT-defined adjustments (3)	$53,859	$(11,779)	$34,320	$(42,085)	$56,054
NAREIT FFO attributable to OP Units	$4,456	$4,995	$6,546	$6,001	$6,077
NAREIT FFO	$57,078	$65,432	$90,842	$88,171	$91,323
Cash flow data:
Net cash provided by operating activities	$67,516	$64,222	$90,296	$105,530	$87,229
Net cash (used in) provided by investing activities	$(17,985)	$105,151	$122,530	$74,421	$(15,102)
Net cash used in financing activities	$(51,509)	$(172,762)	$(214,731)	$(178,643)	$(82,444)
	As of December 31,
	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Balance sheet data:
Net investment in real estate properties	$1,507,112	$1,540,270	$1,711,411	$1,874,217	$1,929,426
Cash and cash equivalents	$10,008	$10,475	$13,864	$15,769	$14,461
Total assets	$1,581,102	$1,608,106	$1,783,728	$1,960,891	$2,140,628
Debt, net	$1,001,298	$1,012,108	$1,048,801	$1,097,769	$1,191,675
Total liabilities	$1,170,089	$1,115,380	$1,175,637	$1,234,940	$1,376,648
Total stockholders' equity	$333,718	$405,869	$516,343	$628,805	$684,317
Shares outstanding	130,852	132,466	150,636	164,124	178,400
Portfolio data:
Total number of properties	47	48	55	60	68
Total rentable square feet	7,677	7,560	8,971	10,133	11,871
Total number of tenants	490	471	520	550	475

(1)
Historically, we had been focused on selling certain office and retail assets in order to help us increase our current allocation to industrial real estate assets and liquidity to pursue new investment opportunities. As such, our year-over-year financial data is not directly comparable.

(2)
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of NAREIT FFO, as well as a detailed reconciliation of our net (loss) income to NAREIT FFO.

(3)
Included in our NAREIT-defined adjustments are real estate-related depreciation and amortization, impairment of depreciable real estate, gains on sales of assets and noncontrolling interests’ share of net income (loss) and NAREIT FFO.

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
OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2018, our real estate portfolio consisted of 47 properties, which includes four properties that are part of the DST Program, totaling approximately 7.7 million square feet located in 18 markets throughout the U.S., with 490 tenants.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During 2018, we raised $141.1 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $19.0 million from the sale of common stock under our distribution reinvestment plan. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During 2018, we raised $43.2 million from the sale of interests related to the DST Program. See “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.
We currently operate in three reportable segments: office, retail and industrial. The following table summarizes our real estate portfolio by segment as of December 31, 2018:

($ and square feet in thousands)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	11	14	3,003	84.4%	$1,107,500	52.8%
Retail properties	7	28	3,080	93.2	862,000	41.1
Industrial properties	5	5	1,594	97.3	128,400	6.1
Total real estate portfolio	18	47	7,677	90.6%	$2,097,900	100.0%

(1)
Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.

We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, industrial and multifamily), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term, investment strategy is likely to prioritize new investments in the industrial and multifamily sectors due to attractive fundamental conditions. We have been focused on selling certain office and retail assets. The disposition of these properties has helped us to increase our current allocation to industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We currently do not intend in investing in these other types of real estate.
Real Estate Outlook
Overall, the U.S. economic environment has continued to improve and remains fundamentally sound. Gross domestic product (“GDP”) in the U.S. has continued to grow, and the U.S. unemployment rate is expected to continue at a relatively low rate. We expect moderate economic growth in the U.S. to continue throughout 2019 as domestic wages continue to grow and consumer and business confidence remains high.
While the U.S. commercial real estate market saw a decline in transaction volume and a slowing of price increases, low vacancy rates and rising rents in many parts of the commercial property market resulted in continued net operating income growth.
The capital markets outlook for commercial real estate is less clear. While still strong, property operating fundamentals and value gains are moderate at this stage of the cycle. However, investment demand for commercial real estate remains high, bolstered by an abundance of domestic and foreign capital seeking increased allocations to the sector. Overall, while there seems to be more runway for commercial real estate to continue to perform well, there are uncertainties as to how real estate investors will price real estate investments should interest rates increase in a material way.
RESULTS OF OPERATIONS
Summary of 2018 Activities
During 2018, we completed the following activities:

•	Our NAV increased from $7.41 per share as of December 31, 2017 to $7.44 per share as of December 31, 2018.

•	We acquired two industrial properties comprising 0.5 million square feet for an aggregate purchase price of $55.8 million.

•
We sold two retail properties; one office property; one building from a two-building office property; and two outparcels for net proceeds of $77.7 million. We recorded a total net gain of $14.1 million.

•
We decreased our leverage ratio from 49.1% as of December 31, 2017 to 47.7% as of December 31, 2018. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our total property and corporate-level debt divided by the fair value of our real property and debt-related investments.

•
We leased 1.2 million square feet, which included 531,000 square feet of new and 648,000 square feet of renewals. This leasing activity contributed to the increase in our real estate portfolio’s leased percentage from 87.0% as of December 31, 2017 to 90.6% as of December 31, 2018.

•	We redeemed 22.9 million shares of common stock at a weighted-average purchase price of $7.47 per share for an aggregate amount of $170.9 million.

Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table summarizes our results of operations for the year ended December 31, 2018, as compared to the year ended December 31, 2017. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below include 43 properties totaling approximately 6.8 million square feet owned as of January 1, 2017, which portfolio represented 88.7% of total rentable square feet as of December 31, 2018.

	For the Year Ended December 31,
($ in thousands, except per square foot data)	2018	2017	$ Change	% Change
Rental revenues:
Same store properties	$182,557	$175,451	$7,106	4.1%
Non-same store properties	7,074	21,067	(13,993)	(66.4)
Total rental revenues	189,631	196,518	(6,887)	(3.5)
Rental expenses:
Same store properties	(58,844)	(58,957)	113	(0.2)
Non-same store properties	(2,823)	(7,575)	4,752	(62.7)
Total rental expenses	(61,667)	(66,532)	4,865	(7.3)
Net operating income:
Same store properties	123,713	116,494	7,219	6.2
Non-same store properties	4,251	13,492	(9,241)	(68.5)
Total net operating income	127,964	129,986	(2,022)	(1.6)
Other income and (expenses):
Debt-related income	694	828	(134)	(16.2)
Real estate-related depreciation and amortization	(57,866)	(68,070)	10,204	(15.0)
General and administrative expenses	(8,817)	(9,235)	418	(4.5)
Advisory fees, related party	(14,149)	(13,285)	(864)	6.5
Impairment of real estate property	(14,648)	(1,116)	(13,532)	1,212.5
Interest expense	(48,358)	(42,305)	(6,053)	14.3
Gain on sale of real estate property	14,093	83,057	(68,964)	(83.0)
Other expense	(251)	(462)	211	(45.7)
Total other expenses	(129,302)	(50,588)	(78,714)	155.6
Net (loss) income	(1,338)	79,398	(80,736)	(101.7)
Net loss (income) attributable to noncontrolling interests	101	(7,182)	7,283	(101.4)
Net (loss) income attributable to common stockholders	$(1,237)	$72,216	$(73,453)	(101.7)%
Same store supplemental data:
Same store average percentage leased	90.0%	91.8%
Same store annual base rent per square foot	$20.68	$21.09
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues decreased by $6.9 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to a $14.0 million decrease in non-same store rental revenues driven by 10 dispositions during 2017 and six dispositions during 2018, which were partially offset by two acquisitions during 2017 and two acquisitions during 2018 (“Net Disposition Activity”). The decrease in non-same store rental revenues was partially offset by an increase of $7.1 million in same store rental revenues for the year ended December 31, 2018, as compared to the same period in 2017. The increase in same store rental revenues was primarily a result of additional rental revenues recorded during the year ended December 31, 2018 associated with two lease terminations (the “Lease Terminations”). The Lease Terminations were comprised of: (i) $14.0 million of consideration received in June 2018 at our

Campus Road Office Center property, which is amortized in to rental revenues on a straight-line basis through April 2019; and (ii) $1.0 million of consideration received in August 2018 at our Bala Pointe office property, which was amortized in to rental revenues on a straight-line basis through December 2018. Additionally, the growth in same store rental revenues was driven by an increase in rental revenue as a result of an increase in average percentage leased at our 655 Montgomery and Park Place office properties. This was partially offset by the expiration of the Charles Schwab & Co., Inc. (“Schwab”) lease in September 2017. Schwab was our largest tenant at September 30, 2017 and subleased 100% of our 594,000 square foot 3 Second Street office property to 25 sub-tenants through Schwab’s expiration. As of the date of the Schwab lease expiration, we executed leases directly with 15 of the 25 sub-tenants comprising 389,000 square feet.
The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,
(in thousands)	2018	2017	$ Change	% Change
Base rent	$131,404	$147,603	$(16,199)	(11.0)%
Straight-line rent	14,508	1,855	12,653	682.1
Amortization of above- and below-market intangibles	3,712	3,003	709	23.6
Tenant recovery income	35,331	39,237	(3,906)	(10.0)
Other	4,676	4,820	(144)	(3.0)
Total rental revenues	$189,631	$196,518	$(6,887)	(3.5)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses decreased by $4.9 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to the Net Disposition Activity (described above) attributable to our non-same store properties.
The following table presents the various components of our rental expenses:

	For the Year Ended December 31,		$ Change	% Change
(in thousands)	2018	2017
Real estate taxes	$23,398	$26,834	$(3,436)	(12.8)%
Repairs and maintenance	19,908	20,172	(264)	(1.3)
Utilities	7,081	7,603	(522)	(6.9)
Property management fees	4,311	4,774	(463)	(9.7)
Insurance	1,405	1,482	(77)	(5.2)
Other	5,564	5,667	(103)	(1.8)
Total rental expenses	$61,667	$66,532	$(4,865)	(7.3)%
Other Expenses. Other expenses increased by $78.7 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily due to:

•	a decrease of $69.0 million in gain on sale of real estate property as a result of lower disposition activity in 2018;

•	an increase of $13.5 million in impairment of real estate property related to three properties during 2018 as compared to one property during 2017; and

•
an increase in interest expense of $6.1 million that was primarily attributable to higher LIBOR rates as evidenced by a higher aggregate weighted-average interest rate of 3.98% as of December 31, 2018, as compared to 3.64% as of December 31, 2017.

All of which were partially offset by:

•	a decrease of $10.2 million in real estate-related depreciation and amortization primarily due to our disposition activity during 2017 and 2018.

Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016. The same store operating portfolio for the periods presented below include 45 properties totaling approximately 7.1 million square feet owned as of January 1, 2016, which portfolio represented 94.4% of total rentable square feet as of December 31, 2017.

	For the Year Ended December 31,
($ in thousands, except per square foot data)	2017	2016	$ Change	% Change
Rental revenues:
Same store properties	$173,427	$187,773	$(14,346)	(7.6)%
Non-same store properties	23,091	27,454	(4,363)	(15.9)
Total rental revenues	196,518	215,227	(18,709)	(8.7)
Rental expenses:
Same store properties	(59,438)	(56,567)	(2,871)	5.1
Non-same store properties	(7,094)	(9,020)	1,926	(21.4)
Total rental expenses	(66,532)	(65,587)	(945)	1.4
Net operating income:
Same store properties	113,989	131,206	(17,217)	(13.1)
Non-same store properties	15,997	18,434	(2,437)	(13.2)
Total net operating income	129,986	149,640	(19,654)	(13.1)
Other income and (expenses):
Debt-related income	828	943	(115)	(12.2)
Real estate-related depreciation and amortization	(68,070)	(80,105)	12,035	(15.0)
General and administrative expenses	(9,235)	(9,450)	215	(2.3)
Advisory fees, related party	(13,285)	(14,857)	1,572	(10.6)
Acquisition expenses	—	(667)	667	(100.0)
Impairment of real estate property	(1,116)	(2,677)	1,561	(58.3)
Interest expense	(42,305)	(40,782)	(1,523)	3.7
Gain on sale of real estate property	83,057	45,660	37,397	81.9
Other (expense) income	(462)	2,207	(2,669)	(120.9)
Gain on extinguishment of debt	—	5,136	(5,136)	(100.0)
Total other expenses	(50,588)	(94,592)	44,004	(46.5)
Net income	79,398	55,048	24,350	44.2
Net income attributable to noncontrolling interests	(7,182)	(5,072)	(2,110)	41.6
Net income attributable to common stockholders	$72,216	$49,976	$22,240	44.5%
Same store supplemental data:
Same store average percentage leased	89.5%	95.7%
Same store annual base rent per square foot	$20.44	$22.05
Rental Revenues. Total rental revenues decreased by $18.7 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to a decrease in our same store rental revenues as a result of: (i) a 6.2% decrease in average percentage leased, (ii) a $1.61 decrease in average annualized base rent per square foot and (iii) our Sybase Inc. (“Sybase”) and Schwab lease expirations in January 2017 and September 2017, respectively. Average percentage leased for our same store portfolio decreased from 95.7% for the year ended December 31, 2016 to 89.5% for the year ended December 31, 2017. This decrease was primarily driven by the Sybase and Schwab lease expirations, which comprised approximately $12.4 million and $1.1 million, respectively, of our same store rental revenue decrease. Excluding the impact of the Sybase and Schwab lease expirations, same store rental revenues decreased approximately $0.8 million, or 0.5%, for the periods under comparison. The remaining total rental revenue decrease is attributable to our non-same store portfolio, as we had significant net disposition activity during 2017, partially offset by an acquisition during 2016.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,
(in thousands)	2017	2016	$ Change	% Change
Base rent	$147,603	$170,903	$(23,300)	(13.6)%
Straight-line rent	1,855	(1,263)	3,118	(246.9)
Amortization of above- and below-market intangibles	3,003	535	2,468	461.3
Tenant recovery income	39,237	41,707	(2,470)	(5.9)
Other	4,820	3,345	1,475	44.1
Total rental revenues	$196,518	$215,227	$(18,709)	(8.7)%
Rental Expenses. Total rental expenses increased by $0.9 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to an increase in rental expenses in our same store portfolio. The Sybase lease expiration in January 2017 led to a $2.6 million increase in rental expenses, as certain rental expenses associated with the Sybase lease are no longer managed and paid directly by the tenant. Excluding the impact of the Sybase lease expiration, same store rental expenses decreased approximately $0.1 million, or 0.1%, to approximately $46.8 million for the year ended December 31, 2017 from approximately $46.9 million for the same period in 2016. The increase in same store rental expenses was partially offset by a $1.9 million decrease in our non-same store rental expenses that was primarily attributable to our real property dispositions during 2017.
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
Other Expenses. Other expenses decreased by $44.0 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to:

•	an increase of $37.4 million in gain on sale of real estate property as a result of more dispositions in 2017; and

•	a decrease of $12.0 million in real estate-related depreciation and amortization primarily due to our dispositions during 2017.
All of which was partially offset by:

•	a gain on extinguishment of debt of $5.1 million in 2016 related to a contingently payable mortgage note that was not ultimately required to be repaid upon the disposition of the related property.

Segment Summary for the Years Ended December 31, 2018, 2017 and 2016
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into three reportable segments: office, retail and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Year Ended December 31,		$ Change	% Change	For the Year Ended December 31,		$ Change	% Change
(in thousands)	2018	2017			2017	2016
Rental revenues:
Office	$108,174	$102,888	$5,286	5.1%	$104,519	$119,482	$(14,963)	(12.5)%
Retail	71,983	70,163	1,820	2.6	66,508	65,891	617	0.9
Industrial	2,400	2,400	—	—	2,400	2,400	—	—
Total same store rental revenues	182,557	175,451	7,106	4.1	173,427	187,773	(14,346)	(7.6)
Non-same store properties	7,074	21,067	(13,993)	(66.4)	23,091	27,454	(4,363)	(15.9)
Total rental revenues	$189,631	$196,518	$(6,887)	(3.5)%	$196,518	$215,227	$(18,709)	(8.7)%
NOI:
Office	$66,332	$60,930	$5,402	8.9%	$61,024	$79,135	$(18,111)	(22.9)%
Retail	55,033	53,201	1,832	3.4	50,602	49,703	899	1.8
Industrial	2,348	2,363	(15)	(0.6)	2,363	2,368	(5)	(0.2)
Total same store NOI	123,713	116,494	7,219	6.2	113,989	131,206	(17,217)	(13.1)
Non-same store properties	4,251	13,492	(9,241)	(68.5)	15,997	18,434	(2,437)	(13.2)
Total NOI	$127,964	$129,986	$(2,022)	(1.6)%	$129,986	$149,640	$(19,654)	(13.1)%
Same store average percentage leased:
Office	82.9%	85.7%			82.1%	95.7%
Retail	94.5	95.8			94.9	94.6
Industrial	100.0	100.0			100.0	100.0
Same store average annualized base rent per square foot:
Office	$28.53	$29.72			$28.97	$31.40
Retail	18.30	17.97			16.93	16.81
Industrial	3.29	3.21			3.21	3.13
Office Segment. Our office segment same store NOI increased by approximately $5.4 million for the year ended December 31, 2018, as compared to the same period in 2017, primarily as a result of additional rental revenues recorded during the year ended December 31, 2018 associated with the Lease Terminations described above and an increase in rental revenues as a result of an increase in average percentage leased at our 655 Montgomery and Park Place office properties, which was partially offset by the Schwab lease expiration and a decrease in average percentage leased at our Venture Corporate Center office property.
Our office segment same store NOI decreased $18.1 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to a decrease in average percentage leased for our same store office portfolio, which was driven by the Sybase and Schwab lease expirations described above.
Retail Segment. Our retail segment same store NOI increased by approximately $1.8 million for the year ended December 31, 2018 compared to the same period in 2017, primarily as a result of: (i) three early termination fees received during 2018; (ii) a decrease in bad debt expenses related to the current-year receipt of tenant payments; and (iii) an increase in leasing activity at two of our retail properties. These were all partially offset by a lease expiration of a single tenant at a property located in the Holbrook, Massachusetts market.

Our retail segment same store NOI increased $0.9 million for the year ended December 31, 2017, as compared to the same period in 2016, primarily due to: (i) an increase in average percentage leased and a decrease in bad debt expense both at our Kingston property; (ii) an increase in average percentage leased, as well as higher rent at our 270 Center property; and (iii) an increase in occupancy at our Wareham property. These were all partially offset by a decrease in average percentage leased at our Holbrook property.
Industrial Segment. Our industrial segment same store NOI did not change between the periods under comparison.
ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, acquisition expenses, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the years ended December 31, 2018, 2017 and 2016.
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

The following unaudited table presents a reconciliation of GAAP net (loss) income to NAREIT FFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
GAAP net (loss) income attributable to common stockholders	$(1,237)	$72,216	$49,976
GAAP net (loss) income per common share—basic and diluted	$(0.01)	$0.51	$0.31
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(1,237)	$72,216	$49,976
Real estate-related depreciation and amortization	57,866	68,070	80,105
Impairment of real estate property	14,648	1,116	2,677
Gain on sale of real estate property	(14,093)	(83,057)	(45,660)
Noncontrolling interests’ share of net (loss) income	(101)	7,182	5,072
Noncontrolling interests’ share of NAREIT FFO	(4,461)	(5,090)	(7,874)
NAREIT FFO attributable to common stockholders—basic	52,622	60,437	84,296
NAREIT FFO attributable to OP Units	4,456	4,995	6,546
NAREIT FFO	$57,078	$65,432	$90,842
Weighted-average shares outstanding—basic	128,740	142,349	159,648
Weighted-average shares outstanding—diluted	139,674	154,156	172,046
NAREIT FFO per common share—basic and diluted	$0.41	$0.42	$0.53
The decrease in NAREIT FFO per common share for the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to the expiration of the Sybase and Schwab leases in January 2017 and September 2017, respectively. See “Results of Operations” above for further detail.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2018, we had approximately $409.3 million of borrowings maturing in the next 12 months. Of this amount, $131.0 million that was outstanding under our line of credit was extended to January 2023 and $275.0 million that was outstanding under our term loan was extended to January 2024. Refer to “Subsequent Events” below for further detail regarding our amended and restated credit facility agreements. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our public offerings, proceeds from the sale of assets, and undistributed funds from operations.
We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Total cash provided by (used in):
Operating activities	$67,516	$58,920	$87,371
Investing activities	(17,985)	106,455	113,202
Financing activities	(51,509)	(167,505)	(213,590)
Net decrease in cash	$(1,978)	$(2,130)	$(13,017)
2018 Cash Flows Compared to 2017 Cash Flows
Net cash provided by operating activities increased by approximately $8.6 million for the year ended December 31, 2018, compared to the same period in 2017, primarily due to payments received during the year ended December 31, 2018 related to the Lease Terminations described above, partially offset by the Net Disposition Activity and the Schwab lease expiration, both as described above.
Net cash provided by investing activities of $106.5 million for the year ended December 31, 2017 decreased by approximately $124.5 million to $18.0 million of net cash used in investing activities for the year ended December 31, 2018. The decrease was primarily attributable to: (i) a decrease in proceeds received from our real estate property dispositions due to lower disposition activity during 2018; (ii) an increase in the amount paid for real estate property acquisitions due to higher acquisition activity during 2018; (iii) an increase in capital expenditures; and (iv) a decrease in principal collections on debt-related investments as a result of a principal repayment received during the year ended December 31, 2017.
Net cash used in financing activities decreased by approximately $116.0 million for the year ended December 31, 2018, compared to the same period in 2017. The decrease was primarily due to: (i) an increase in proceeds from the issuance of common stock; (ii) an increase in capital raised related to the DST Program, which are presented as financing obligations; and (iii) a decrease in cash paid for redemptions of common stock. These were all partially offset by a decrease in net borrowing activity under our mortgage notes and line of credit.
2017 Cash Flows Compared to 2016 Cash Flows
Net cash provided by operating activities decreased by approximately $28.5 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily due to a decrease in net operating income, components of which are discussed previously within “Rental Revenues” and “Rental Expenses” under “Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.”
Net cash provided by investing activities decreased by approximately $6.7 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily attributable to a decrease in cash received from real property dispositions, which were partially offset by a decrease in cash paid for real property acquisitions.
Net cash used in financing activities decreased by approximately $46.1 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease was primarily due to (i) an increase in mortgage note proceeds, (ii) a decrease in mortgage note repayments and (iii) a decrease in cash paid to redeem common stock, which were partially offset by (i) net repayments on our line of credit, (ii) net proceeds from our term loans during 2016, which had no activity during 2017, and (iii) a decrease in proceeds from the issuance of common stock.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2018, we had an aggregate of $875.0 million of commitments under our credit agreements, including $400.0 million under our line of credit and $475.0 million under our two term loans. As of that date, we had: (i) approximately $131.0 million outstanding under our line of credit with a weighted-average effective interest rate of 4.05%; and (ii) $475.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.63%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were $269.0 million and $207.2 million, respectively. In January 2019, we increased the aggregate commitments under our amended and restated credit agreements by $100.0 million to $975.0 million, extended the initial maturity date of our line of credit from January 2020 to January 2023 with two six-month extension options, subject to certain conditions, and extended the maturity date of one of our term loans from January 2019 to

January 2024. Our other term loan was also amended and restated in January 2019 resulting in the addition of two one-year extension options, subject to certain conditions, and the initial maturity date of February 2022 maturity date remained unchanged. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans. Additionally, refer to “Subsequent Events” below for further detail relating to our amended and restated credit agreements.
Mortgage Notes. As of December 31, 2018, we had property-level borrowings of approximately $399.5 million outstanding with a weighted-average remaining term of approximately 3.2 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.36%, which includes the effects of interest rate swap agreements related to two variable-rate mortgage notes aggregating $84.5 million. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt or to pay distributions. We were in compliance with our debt covenants as of December 31, 2018.
Offering Proceeds. For the year ended December 31, 2018, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $160.1 million ($146.6 million net of direct selling costs).
Distributions. To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. The payment of distributions is determined by our board of directors and may be adjusted at its discretion at any time. Distribution levels are set by our board of directors at a level it believes to be appropriate and sustainable based upon a review of a variety of factors including the current and anticipated market conditions, current and anticipated future performance and make-up of our investments, our overall financial projections and expected future cash needs. We intend to continue to make distributions on a monthly basis.
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions				Total Cash Flows from Operating Activities
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows from Operating Activities (3)		Borrowings
2018
March 31	$0.09375	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	70.6%	$3,874	29.4%	$9,282
June 30	0.09375	8,358	64.0	4,710	36.0	13,068	13,068	100.0	—	—	28,734
September 30	0.09375	8,331	63.7	4,738	36.3	13,069	13,069	100.0	—	—	14,563
December 31	0.09375	8,382	63.5	4,814	36.5	13,196	13,196	100.0	—	—	14,937
Total	$0.37500	$33,438	63.7%	$19,051	36.3%	$52,489	$48,615	92.6%	$3,874	7.4%	$67,516
2017
March 31	$0.0900	$9,539	65.3%	$5,076	34.7%	$14,615	$14,615	100.0%	$—	—%	$17,422
June 30	0.0900	9,327	65.5	4,920	34.5	14,247	12,787	89.8	1,460	10.2	12,787
September 30	0.0900	8,744	63.9	4,937	36.1	13,681	13,681	100.0	—	—	18,545
December 31	0.0900	8,373	63.7	4,775	36.3	13,148	10,166	77.3	2,982	22.7	10,166
Total	$0.36000	$35,983	64.6%	$19,708	35.4%	$55,691	$51,249	92.0%	$4,442	8.0%	$58,920

(1)
Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Beginning in the third quarter of 2017, distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.

(2)
Includes other cash distributions consisting of: (i) distributions paid to OP Unit holders; (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.

(3)
Pursuant to new accounting guidance that became effective January 1, 2018, restricted cash is now included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. All prior year periods shown have been updated to conform to the new presentation.

For the years ended December 31, 2018 and 2017, our FFO was $57.1 million, or 108.7% of our total distributions, and $65.4 million, or 117.5% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2018, 2017 and 2016. Also included in the summary below is the impact of stock repurchases pursuant to our two self-tender offers conducted during 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Number of shares requested for redemption or repurchase	22,883	23,823	49,491
Number of shares redeemed or repurchased	22,883	23,823	28,472
% of shares requested that were redeemed or repurchased	100.0%	100.0%	57.5%
Average redemption or repurchase price per share	$7.47	$7.48	$7.37
We funded these redemptions from borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: operating cash flows in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowing. In addition, refer to “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.
SUBSEQUENT EVENTS
Debt
On January 11, 2019, we amended and restated our existing senior unsecured revolving and term credit facility agreement by entering into a $450.0 million line of credit and a $325.0 million term loan, for an aggregate amount of $775.0 million. The maturity date of the line of credit was extended to January 31, 2023 and contains two six-month extension options, subject to certain conditions. The effective interest rate for the line of credit is calculated based on the LIBOR, plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. The maturity date of the term loan was extended to January 31, 2024 and the effective interest rate for the term loan is based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. As of January 11, 2019, we had $250.0 million and $150.0 million outstanding under this line of credit and term loan, respectively.
We also amended and restated our existing senior unsecured term loan agreement on January 11, 2019, by entering into a $200.0 million term loan. The maturity date for this term loan is February 27, 2022, and contains two one-year extension options, subject to certain conditions. The primary interest rate for this term loan is based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. As of January 11, 2019, we had $200.0 million outstanding under this term loan.
Agreement to Sell Property
On February 8, 2019, we entered into an agreement to sell an office property located in San Francisco, California (“655 Montgomery”) to an unrelated third party for a gross sales price of approximately $191.5 million. 655 Montgomery is encumbered by a mortgage note and a mezzanine loan secured by a pledge of ownership interests in this property, which we expect to prepay at par upon the closing of this transaction. As of December 31, 2018, the mortgage note and mezzanine loan had an aggregate outstanding principal balance of approximately $98.6 million with a weighted-average variable interest rate of 5.25% and both mature in September 2020. The closing of this transaction is subject to various contingencies, and we cannot provide assurance whether or when this transaction will occur. The current outside closing date is May 6, 2019, although such closing may occur earlier upon satisfaction of certain conditions.
CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2018, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Borrowings (1)	$434,349	$272,985	$292,108	$80,533	$1,079,975
Future minimum lease payments related to the DST Program (2)	2,548	5,136	5,344	41,254	54,282
Office property ground lease	352	704	750	10,296	12,102
Total	$437,249	$278,825	$298,202	$132,083	$1,146,359

(1)	Includes principal and interest on our borrowings. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail.

(2)
The underlying interests of properties that are sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. Under the practical expedients election, we are required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also requires new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also adopted ASU 2018-01 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and non-lease components. We adopted ASU 2018-20 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. The adoption of these standards does not have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (“ASU 2018-19”), which clarifies the scope of the guidance in the amendments in ASU 2016-13. Both ASU 2016-13 and ASU 2018-19 will be effective for annual and interim reporting periods beginning after December 15, 2019, with earlier adoption permitted. The guidance will generally be adopted on a modified retrospective basis, with exceptions for certain types of financial assets. We plan on adopting ASU 2016-13 and ASU 2018-19 as of the reporting period beginning on January 1, 2020. We do not expect the adoption to have a significant impact on our consolidated financial statements.
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
Investment in Real Estate Properties
When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the tenant’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we generally plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2018, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of December 31, 2018, our fixed interest rate debt consisted of $173.9 million under our mortgage notes, which included two variable-rate mortgage notes aggregating $84.5 million that we effectively fixed through the use of interest rate swaps for the term of the borrowings; and $350.0 million under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 52.1% of our total consolidated debt as of December 31, 2018. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2018, the fair value and the carrying value of our fixed interest rate debt was $522.5 million and $523.9 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2018. Given we generally expect to hold our fixed interest rate debt instruments to maturity, and the amounts due under such instruments are limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that market fluctuations in interest rates, and the resulting change in fair value of our fixed interest rate debt instruments, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of December 31, 2018, our consolidated variable interest rate debt consisted of $131.0 million of borrowings under our line of credit, $125.0 million under our term loans and $225.6 million under our mortgage notes, which represented 47.9% of our total consolidated debt. Interest rate changes on our variable rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $481.6 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2018, would change our annual interest expense by approximately $1.2 million.
Derivative Instruments. As of December 31, 2018, we had 19 outstanding derivative instruments with a total notional amount of $973.0 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Black Creek Diversified Property Fund Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Creek Diversified Property Fund Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Denver, Colorado
March 6, 2019

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2018	2017
ASSETS
Net investment in real estate properties	$1,507,112	$1,540,270
Debt-related investments, net	10,680	11,147
Cash and cash equivalents	10,008	10,475
Restricted cash	7,030	8,541
Other assets	46,272	37,673
Total assets	$1,581,102	$1,608,106
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$31,580	$22,334
Debt, net	1,001,298	1,012,108
Intangible lease liabilities, net	47,196	52,629
Financing obligations, net	52,336	10,487
Other liabilities	37,679	17,822
Total liabilities	1,170,089	1,115,380
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 77,390 shares and 93,695 shares issued and outstanding, respectively	774	937
Class T common stock, $0.01 par value—500,000 shares authorized, 2,783 shares and 2,062 shares issued and outstanding, respectively	28	21
Class S common stock, $0.01 par value—500,000 shares authorized, 10,516 shares and 64 shares issued and outstanding, respectively	105	1
Class D common stock, $0.01 par value—500,000 shares authorized, 2,778 shares and 2,510 shares issued and outstanding, respectively	28	25
Class I common stock, $0.01 par value—500,000 shares authorized, 37,385 shares and 34,135 shares issued and outstanding, respectively	374	341
Additional paid-in capital	1,199,736	1,224,061
Distributions in excess of earnings	(867,849)	(818,608)
Accumulated other comprehensive income (loss)	522	(909)
Total stockholders’ equity	333,718	405,869
Noncontrolling interests	77,295	86,857
Total equity	411,013	492,726
Total liabilities and equity	$1,581,102	$1,608,106

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenues:
Rental revenues	$189,631	$196,518	$215,227
Debt-related income	694	828	943
Total revenues	190,325	197,346	216,170
Operating expenses:
Rental expenses	61,667	66,532	65,587
Real estate-related depreciation and amortization	57,866	68,070	80,105
General and administrative expenses	8,817	9,235	9,450
Advisory fees, related party	14,149	13,285	14,857
Acquisition expenses	—	—	667
Impairment of real estate property	14,648	1,116	2,677
Total operating expenses	157,147	158,238	173,343
Other (expenses) income:
Interest expense	(48,358)	(42,305)	(40,782)
Gain on sale of real property	14,093	83,057	45,660
Other (expense) income	(251)	(462)	2,207
Gain on extinguishment of debt	—	—	5,136
Total other (expenses) income	(34,516)	40,290	12,221
Net (loss) income	(1,338)	79,398	55,048
Net loss (income) attributable to noncontrolling interests	101	(7,182)	(5,072)
Net (loss) income attributable to common stockholders	$(1,237)	$72,216	$49,976
Weighted-average shares outstanding—basic	128,740	142,349	159,648
Weighted-average shares outstanding—diluted	139,674	154,156	172,046
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.01)	$0.51	$0.31

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Net (loss) income	$(1,338)	$79,398	$55,048
Net unrealized change from available-for-sale securities	(100)	—	—
Change from cash flow hedging derivatives	1,303	6,337	4,416
Comprehensive (loss) income	(135)	85,735	59,464
Comprehensive loss (income) attributable to noncontrolling interests	116	(7,523)	(5,379)
Comprehensive (loss) income attributable to common stockholders	$(19)	$78,212	$54,085

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balance as of December 31, 2015	164,124	$1,641	$1,470,859	$(832,681)	$(11,014)	$97,146	$725,951
Net income	—	—	—	49,976	—	5,072	55,048
Unrealized gain from derivative instruments	—	—	—	—	4,109	307	4,416
Issuance of common stock, net of offering costs	14,952	150	100,297	—	—	—	100,447
Share-based compensation, net of forfeitures	32	—	306	—	—	—	306
Redemptions of common stock	(28,472)	(285)	(210,287)	—	—	—	(210,572)
Amortization of share-based compensation	—	—	1,109	—	—	—	1,109
Distributions declared on common stock and noncontrolling interests	—	—	—	(57,191)	—	(9,006)	(66,197)
Contributions from noncontrolling interests	—	—	—	—	—	3,225	3,225
Redemptions of noncontrolling interests	—	—	(646)	—	—	(4,996)	(5,642)
Balance as of December 31, 2016	150,636	$1,506	$1,361,638	$(839,896)	$(6,905)	$91,748	$608,091
Net income	—	—	—	72,216	—	7,182	79,398
Unrealized gain from derivative instruments	—	—	—	—	5,996	341	6,337
Issuance of common stock, net of offering costs	5,752	58	40,473	—	—	—	40,531
Share-based compensation, net of forfeitures	(99)	(1)	(647)	—	—	—	(648)
Redemptions of common stock	(23,823)	(238)	(178,194)	—	—	—	(178,432)
Amortization of share-based compensation	—	—	1,730	—	—	—	1,730
Distributions declared on common stock and noncontrolling interests	—	—	—	(50,928)	—	(6,876)	(57,804)
Contributions from noncontrolling interests	—	—	—	—	—	106	106
Redemptions of noncontrolling interests	—	—	(939)	—	—	(5,644)	(6,583)
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net loss	—	—	—	(1,237)	—	(101)	(1,338)
Unrealized loss from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized gain (loss) from derivative instruments	—	—	—	—	1,318	(15)	1,303
Issuance of common stock, net of offering costs	21,227	212	146,356	—	—	—	146,568
Share-based compensation, net of forfeitures	42	—	(85)	—	—	—	(85)
Redemptions of common stock	(22,883)	(228)	(170,705)	—	—	—	(170,933)
Amortization of share-based compensation	—	—	918	—	—	—	918
Distributions declared on common stock and noncontrolling interests	—	—	—	(47,791)	—	(4,196)	(51,987)
Redemptions of noncontrolling interests	—	—	(809)	—	—	(5,250)	(6,059)
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Operating activities:
Net (loss) income	$(1,338)	$79,398	$55,048
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	57,866	68,070	80,105
Gain on disposition of real estate property	(14,093)	(83,057)	(45,660)
Lease termination fee	16,221	—	—
Impairment of real estate property	14,648	1,116	2,677
Gain on extinguishment of debt	—	—	(5,136)
Other	(9,319)	3,279	8,120
Changes in operating assets and liabilities	3,531	(9,886)	(7,783)
Net cash provided by operating activities	67,516	58,920	87,371
Investing activities:
Real estate acquisitions	(55,431)	(39,538)	(65,861)
Capital expenditures	(39,073)	(34,086)	(28,951)
Proceeds from disposition of real estate property	77,650	178,191	208,112
Principal collections on debt-related investments	438	4,020	469
Other	(1,569)	(2,132)	(567)
Net cash (used in) provided by investing activities	(17,985)	106,455	113,202
Financing activities:
Proceeds from mortgage notes	—	300,469	84,557
Repayments of mortgage notes	(2,361)	(162,461)	(314,816)
Net (repayments of) proceeds from line of credit	(11,000)	(94,000)	69,000
Net proceeds from term loan	—	—	124,411
Redemptions of common stock	(170,933)	(178,496)	(212,878)
Distributions on common stock	(28,737)	(37,530)	(37,647)
Proceeds from issuance of common stock	141,092	19,861	88,206
Proceeds from financing obligations	42,496	9,558	2,356
Offering costs for issuance of common stock and private placements	(8,763)	(4,706)	(5,417)
Distributions to noncontrolling interest holders	(4,196)	(7,607)	(6,641)
Redemption of OP Unit holder interests	(6,059)	(6,206)	(5,309)
Other	(3,048)	(6,387)	588
Net cash used in financing activities	(51,509)	(167,505)	(213,590)
Net decrease in cash, cash equivalents and restricted cash	(1,978)	(2,130)	(13,017)
Cash, cash equivalents and restricted cash, at beginning of period	19,016	21,146	34,163
Cash, cash equivalents and restricted cash, at end of period	$17,038	$19,016	$21,146

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Unless the context otherwise requires, “we,” “our” and “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.
Black Creek Diversified Property Fund Inc. is a Maryland corporation formed on April 11, 2005. We are primarily focused on investing in and operating a diverse portfolio of real property. Although we generally target investments in four primary property categories (office, retail, industrial and multifamily), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2018, our real estate portfolio consisted of 47 properties, which includes four properties that are part of the DST Program, as defined in “Note 5.” We operate three reportable segments: retail, office and industrial. See “Note 14” for information regarding the financial results by segment.
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
We are currently offering shares pursuant to a public offering and intend to operate as a perpetual-life REIT, which means that we intend to offer shares continuously through our ongoing primary offerings and our distribution reinvestment plan. See “Note 8” for detail regarding our public offerings.
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
Reclassifications
Certain items in our consolidated balance sheets for 2017 have been reclassified to conform to the 2018 presentation. Net financing obligations have been reclassified from other liabilities and are presented as a separate line item on the consolidated balance sheets.

Certain items in our consolidated statements of cash flows for 2017 and 2016 have been reclassified to conform to the 2018 presentation. Due to a new accounting standard adopted as of January 1, 2018, restricted cash and restricted cash equivalents have been reclassified to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. Additionally, financing obligations have been reclassified from other financing activities and are presented as a separate line item on the consolidated statements of cash flows.
Investment in Real Estate Properties
We first determine whether an acquisition constitutes a business or asset acquisition. Upon either a business or asset acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2018 and 2017 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.
The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. During the years ended December 31, 2018, 2017 and 2016, we recorded $0.5 million, $2.1 million and $1.7 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.
Land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of our real estate assets are capitalized as incurred. These costs include capitalized interest, insurance, real estate taxes and certain general and administrative expenses if such costs are incremental and identifiable to a specific activity to prepare the real estate asset for its intended use. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. Refer to “Note 3” for detail regarding the non-cash impairment charges recorded during the years ended December 31, 2018, 2017 and 2016.
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
Straight-Line Rent and Tenant Receivables
Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. We record an allowance for estimated losses that may result from the inability of certain of our tenants to make required payments. If a tenant fails to make contractual payments beyond any allowance, we may recognize additional bad debt expense in future periods equal to the net outstanding balances. As of December 31, 2018 and 2017, our straight-line rent and tenant receivables were approximately $31.6 million and $28.4 million, respectively, and our allowance for doubtful accounts was approximately $0.6 million and $1.1 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.
Derivative Instruments
We record our derivative instruments at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. Our interest rate swap derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future interest payments. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. Our interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. We do not use derivative instruments for trading or speculative purposes.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the expected terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date. Accumulated amortization of deferred financing costs was approximately $10.6 million and $6.5 million as of December 31, 2018 and 2017, respectively. Our interest expense for the years ended December 31, 2018, 2017 and 2016 included $4.1 million, $2.8 million    and $1.8 million, respectively, of amortization of financing costs.
Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T, Class S and Class D shares. As of the balance sheet date, we accrue for: (i) the monthly amount payable, and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 10” for additional information regarding when distribution fees become payable.

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
Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the years ended December 31, 2018, 2017 and 2016, tenant reimbursement revenue recognized in rental revenues was approximately $38.8 million, $42.6 million and $43.6 million, respectively.
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
Upon disposition of a real estate asset, we will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of recognizing gains or losses.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of partnership interest in the Operating Partnership (“OP Units”). See “Note 11” for additional information regarding net income (loss) per share.
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
Concentration of Credit Risk
As our revenues predominately consist of rental payments, we are dependent on our tenants for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our tenants. As of December 31, 2018, no tenants represented more than 10.0% of our total annualized base rent.
Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which provides guidance for revenue recognition and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” The standard is based on the principle that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance specifically excludes revenue derived from lease contracts from its scope. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2018. We elected the package of practical expedients, and accordingly did not reallocate contract consideration to lease components within the scope of the existing lease guidance when we adopted ASU 2014-09. We previously recognized revenue from asset sales upon transfer of title at the time of closing. After adoption of ASU 2014-09, we will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of revenue recognition, as well as transaction price allocation. The adoption of ASU 2014-09 did not have a significant impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which requires: (i) all equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Early adoption was permitted for the accounting guidance on financial liabilities under the fair value option. We adopted this guidance effective January 1, 2018. The adoption of this guidance did not have a significant impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provided guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. We adopted these standards when they became effective for us, as of the beginning of the reporting period beginning January 1, 2018, and as required, retrospectively applied the guidance in ASU 2016-18 to the prior periods presented. For the years ended December 31, 2017 and December 31, 2016, the adoption resulted in a decrease of $5.3 million and $2.9 million in net cash provided by operating activities, respectively, an increase of $1.3 million and a decrease of $9.3 million in net cash provided by investing activities, respectively, and a decrease of $5.3 million and $1.1 million in net cash used in financing activities, respectively, on the consolidated statements of cash flows.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. We adopted ASU 2017-12 as of the reporting period beginning on January 1, 2018, which resulted in the recognition of a $0.2 million adjustment to accumulated other comprehensive income with a corresponding adjustment to the January 1, 2018 retained earnings balance related to the cumulative fair value of the financial instruments deemed ineffective.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. We early adopted this standard effective September 30, 2018, as permitted. The adoption of ASU 2018-13 did not have a significant impact on our consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. Under the practical expedients election, we are not required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also requires new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also adopted ASU 2018-01 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, allows lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and non-lease components. We adopted ASU 2018-20 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. The adoption of these standards does not have a material effect on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (“ASU 2018-19”), which clarifies the scope of the guidance in the amendments in ASU 2016-13. Both ASU 2016-13 and ASU 2018-19 will be effective for annual and interim reporting periods beginning after December 15, 2019, with earlier adoption permitted. The guidance will generally be adopted on a modified retrospective basis, with exceptions for certain types of financial assets. We plan on adopting ASU 2016-13 and ASU 2018-19 as of the reporting period beginning on January 1, 2020. We do not expect the adoption to have a significant impact on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties:

	As of December 31,
(in thousands)	2018	2017
Land	$421,531	$422,564
Buildings and improvements	1,271,773	1,266,069
Intangible lease assets	315,429	340,273
Investment in real estate properties	2,008,733	2,028,906
Accumulated depreciation and amortization	(501,621)	(488,636)
Net investment in real estate properties	$1,507,112	$1,540,270
Acquisitions
During the year ended December 31, 2018, we acquired 100% of two industrial properties, which were both determined to be asset acquisitions, for an aggregate purchase price of approximately $55.8 million.
During the year ended December 31, 2017, we acquired 100% of two industrial properties, which were both determined to be asset acquisitions, for an aggregate purchase price of approximately $40.7 million.
Dispositions
During the year ended December 31, 2018, we sold two retail properties, one office property, one building from a two-building office property, and two outparcels for net proceeds of approximately $77.7 million. We recorded a net gain of $14.1 million.
During the year ended December 31, 2017, we sold five retail properties, four industrial properties and one office property for net proceeds of approximately $269.1 million. We recorded a net gain of approximately $83.1 million.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2018 and 2017 include the following:

	As of December 31, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$282,961	$(238,768)	$44,193	$299,406	$(240,844)	$58,562
Above-market lease assets	32,468	(31,382)	1,086	40,867	(38,740)	2,127
Below-market lease liabilities	(82,060)	34,864	(47,196)	(86,085)	33,456	(52,629)
The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2018, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Intangible lease assets	$14,111	$7,523	$5,719	$4,752	$3,288	$8,800	$44,193
Above-market lease assets	777	80	45	37	25	122	1,086
Below-market lease liabilities	(3,811)	(3,087)	(2,668)	(2,564)	(2,394)	(32,672)	(47,196)

Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments (1)	$14,508	$1,855	$(1,263)
Above-market lease amortization	(1,096)	(2,392)	(5,515)
Below-market lease amortization	4,808	5,395	6,050
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$38,091	$39,212	$39,308
Intangible lease asset amortization	19,775	28,858	40,797

(1)
The straight-line rent adjustment amount for 2018 includes $10.1 million related to early lease termination payments that are being recognized to rental revenues on a straight-line basis over the remaining term of the respective lease.

Future Minimum Rentals
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our tenants under the terms of non-cancelable operating and ground leases in effect as of December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Rentals
2019	$133,999
2020	116,145
2021	104,997
2022	88,136
2023	74,661
Thereafter	323,040
Total	$840,978
Real Estate Property Impairment
During the year ended December 31, 2018, we recorded a $1.2 million non-cash impairment charge related to a consolidated retail property located in the Greater Boston market. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment. The property was disposed of in December 2018. Also during the year ended December 31, 2018, we recorded a total of $13.4 million of non-cash impairment charges related to two retail properties, one located in the Jacksonville, Florida market, which was disposed of in October 2018, and one located in the Holbrook, Massachusetts market, which remains in our operating portfolio. The impairment was a result of shortened hold periods based on the consideration of potential disposition options for these properties. Both ultimately resulted in the reduction of our estimated future cash flows below our net book value.
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
4. DEBT
Our debt is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. Three of our mortgage notes are currently partial recourse to us, for which we provide the following limited guaranties: $0.4 million in connection with certain outstanding leasing costs, which will decrease as the costs are subsequently paid; and $4.1 million and $3.2 million that is each guaranteed until we meet a lender-specified percentage leased threshold at the respective collateralized property. Other than these limited guarantees, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2018	December 31, 2017	Maturity Date	December 31, 2018	December 31, 2017
Line of credit (1)	4.05%	3.27%	January 2019	$131,000	$142,000
Term loan (2)	3.52%	3.25%	January 2019	275,000	275,000
Term loan (3)	3.79%	3.94%	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.57%	3.89%	September 2021 - December 2029	173,932	123,794
Floating-rate mortgage notes (5)	4.97%	3.88%	January 2020 - September 2020	225,600	278,100
Total principal amount / weighted-average (6)	3.98%	3.64%		$1,005,532	$1,018,894
Less unamortized debt issuance costs				$(4,627)	$(7,322)
Add mark-to-market adjustment on assumed debt				393	536
Total debt, net				$1,001,298	$1,012,108

Gross book value of properties encumbered by debt				$598,978	$590,542

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.40% to 2.30%, depending on our consolidated leverage ratio. As of December 31, 2018, the unused and available portions under the line of credit were approximately $269.0 million and $207.2 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties. In January 2019, we amended and restated our existing credit facility agreement. Refer to “Note 16” for details.

(2)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio. The weighted-average interest rate is the all-in interest rate, including the effects of interest swap agreements relating to approximately $150.0 million in borrowings under this term loan. In January 2019, we amended and restated our existing credit facility agreement. Refer to “Note 16” for details.

(3)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.65% to 2.55%, depending on our consolidated leverage ratio. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements. In January 2019, we amended and restated our existing term loan credit agreement. Refer to “Note 16” for details.

(4)
The amount outstanding as of December 31, 2018 includes a $32.4 million floating-rate mortgage note that was subject to an interest rate spread of 1.60% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 3.05% until the designated cash flow hedge expires in December 2022, and a $52.1 million floating-rate mortgage note that was subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. These mortgage notes expire in March 2023 and August 2023, respectively.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. As of December 31, 2018 and 2017, our floating-rate mortgage notes were subject to a weighted-average interest rate spread of 2.47% and 2.31%, respectively.

(6)	The weighted-average remaining term of our borrowings was approximately 1.9 years as of December 31, 2018, excluding the impact of certain extension options.

As of December 31, 2018, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
2019 (1)	$131,000	$275,000	$3,344	$409,344
2020	—	—	229,088	229,088
2021	—	—	12,372	12,372
2022 (2)	—	200,000	3,246	203,246
2023	—	—	77,463	77,463
Thereafter	—	—	74,019	74,019
Total principal payments	$131,000	$475,000	$399,532	$1,005,532

(1)
In January 2019, we amended and restated our existing credit facility agreement, which included extending the maturity date of the line of credit to January 2023 with two six-month extension options, subject to certain conditions, and the term loan to January 2024. Refer to “Note 16” for details.

(2)
In January 2019, we amended and restated this term loan, which resulted in the addition of two one-year extension options, subject to certain conditions. The original maturity date of February 2022 remains unchanged. Refer to “Note 16” for details.

Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2018.
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
During the next 12 months, we estimate that approximately $3.4 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.4 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remain probable.
The following table summarizes the location and fair value of our derivative instruments on our consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
December 31, 2018
Interest rate swaps (1)	15	$634,565	$6,692	$3,220
Interest rate caps	4	338,450	25	—
Total derivative instruments	19	$973,015	$6,717	$3,220
December 31, 2017
Interest rate swaps (2)	11	$435,500	$4,043	$60
Interest rate caps	4	338,450	13	—
Total derivative instruments	15	$773,950	$4,056	$60

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that will become effective in January 2020.

(2)	Includes one interest rate swap with a notional amount of $52.5 million that became effective in July 2018.
The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$317	$1,509	$(204)
Loss reclassified from AOCI into interest expense	986	4,828	4,620
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$48,358	$42,305	$40,782
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	$49	$(119)	$—
5. DST PROGRAM
We have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units.
Under the master lease, we are responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property, and are responsible for paying rent to the Delaware statutory trust that owns such property. As such, for financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payment obligations taking the place of the cost of equity and debt capital. Accordingly, for financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line item on the consolidated statements of operations. Consistent with the foregoing, rental payments made to the Delaware statutory trusts pursuant to the master lease agreements are accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations. The net amount we receive from the underlying properties subject to the master lease may be more or less than the amount we pay to the investors of the DST Program and could fluctuate over time.
Consistent with the financial reporting position described herein, the proceeds from each private placement under the DST Program are accounted for as a financing obligation on the consolidated balance sheets due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the Delaware statutory trusts. Consistent with the financial reporting position described herein, upfront costs incurred for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates related to the DST Program are accounted for as deferred loan costs and are netted against the financing obligation.
During the years ended December 31, 2018, 2017 and 2016, we sold approximately $43.2 million, $9.6 million and $2.5 million, respectively, in interests related to the DST Program.
During the years ended December 31, 2018, 2017 and 2016, we incurred rent obligations of approximately $1.1 million, $0.3 million and $38,000, respectively, under our master lease agreements with the investors who have participated in the DST Program.
Refer to “Note 10” for detail relating to the fees paid to the Advisor and its affiliates for raising capital through the DST Program.
6. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2018
Assets:
Derivative instruments	$—	$6,717	$—	$6,717
Total assets measured at fair value	$—	$6,717	$—	$6,717
Liabilities:
Derivative instruments	$—	$3,220	$—	$3,220
Total liabilities measured at fair value	$—	$3,220	$—	$3,220
December 31, 2017
Assets:
Derivative instruments	$—	$4,056	$—	$4,056
Total assets measured at fair value	$—	$4,056	$—	$4,056
Liabilities:
Derivative instruments	$—	$60	$—	$60
Total liabilities measured at fair value	$—	$60	$—	$60
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
Nonrecurring Fair Value Measurements
As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2018		As of December 31, 2017
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments	$10,682	$10,709	$11,120	$11,250
Liabilities:
Line of credit	$131,000	$131,000	$142,000	$142,000
Term loans	475,000	475,000	475,000	475,000
Mortgage notes	399,532	398,117	401,894	401,574

(1)	The carrying amount reflects the principal amount outstanding.
7. INCOME TAXES
We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2018, 2017 and 2016. We had a gross deferred tax asset of approximately $3.9 million and $4.9 million as of

December 31, 2018 and 2017, respectively, which is offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2014.
Distributions
Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. In any given year, the overall taxability of distributions could be higher or lower than the preceding year.
The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2018, 2017 and 2016. This information assumes that an investor owned shares of our common stock for the full 2018 calendar year.

	For the Year Ended December 31,
	2018 (1)	2017	2016
Ordinary income	42.22%	50.01%	53.66%
Non-taxable return of capital	57.78	—	46.34
Capital gain	—	49.99	—
Total distributions	100.00%	100.00%	100.00%

(1)
Our overall taxability decreased in 2018 as compared to 2017 primarily due to lower disposition activity in 2018, which resulted in a decrease in capital gains generated by the sale of real estate assets.

8. STOCKHOLDERS’ EQUITY
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
Currently, we have the following registration statements effective with the SEC:

•
A public offering of up to $3.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $2.5 billion offered in our primary offering and up to $500.0 million offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. As of December 31, 2018, $2.9 billion remained unsold under this registration statement.

•	A public offering of Class E shares under our distribution reinvestment plan. As of December 31, 2018, $5.8 million remained unsold under this registration statement.
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

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)), for the year ended December 31, 2018, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$6,732	$78,995	$3,983	$51,382	$—	$141,092
DRIP	480	615	511	7,028	10,355	18,989
Total offering	$7,212	$79,610	$4,494	$58,410	$10,355	$160,081
Number of shares sold:
Primary offering	878	10,414	531	6,865	—	18,688
DRIP	64	81	68	941	1,385	2,539
Total offering	942	10,495	599	7,806	1,385	21,227
Common Stock
The following table describes the changes in each class of common shares during each of the years ended December 31, 2018, 2017 and 2016:

(in thousands)	Class T Shares (1)	Class S Shares (1)	Class D Shares (1)	Class I Shares (1)	Class E Shares (1)	Total Shares (1)
Balances as of December 31, 2015	1,703	N/A	1,812	23,334	137,275	164,124
Issuance of common stock:
Primary shares	436	—	782	10,960	—	12,178
Distribution reinvestment plan	42	—	44	684	2,004	2,774
Share-based compensation	—	—	—	32	—	32
Redemptions of common stock	(180)	—	(367)	(971)	(26,954)	(28,472)
Balances as of December 31, 2016	2,001	N/A	2,271	34,039	112,325	150,636
Issuance of common stock:
Primary shares	134	64	267	2,181	—	2,646
Distribution reinvestment plan	63	—	73	1,036	1,934	3,106
Share-based compensation	—	—	—	(99)	—	(99)
Redemptions of common stock	(136)	—	(101)	(3,022)	(20,564)	(23,823)
Balances as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	878	10,414	531	6,865	—	18,688
Distribution reinvestment plan	64	81	68	941	1,385	2,539
Share-based compensation	—	—	—	42	—	42
Redemptions of common stock	(221)	(43)	(331)	(4,598)	(17,690)	(22,883)
Balances as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852

(1)
On September 1, 2017, we amended our charter and restructured our outstanding share classes as part of a broader restructuring. As part of the restructuring, we, among other things, changed our outstanding unclassified shares of common stock (which, since 2012, we referred to as “Class E” shares ) to a new formally designated class of Class E shares; changed our outstanding Class A, Class W and Class I shares of common stock to Class T, Class D and a new version of Class I shares of common stock, respectively; and created a new class of common stock called Class S shares.   When we refer to our share classes in this table with respect to dates prior to September 1, 2017, we are referring to our shares under our prior share structure, and when we refer to our share classes in this table with respect to dates on or after September 1, 2017, we are referring to our shares under our new share structure.

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
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2018
March 31	$0.09375	$7,240	$1,127	$4,789	$13,156
June 30	0.09375	7,137	1,221	4,710	13,068
September 30	0.09375	7,157	1,174	4,738	13,069
December 31	0.09375	7,180	1,202	4,814	13,196
Total	$0.37500	$28,714	$4,724	$19,051	$52,489
2017
March 31	$0.09000	$8,289	$1,250	$5,076	$14,615
June 30	0.09000	8,027	1,300	4,920	14,247
September 30	0.09000	7,549	1,195	4,937	13,681
December 31	0.09000	7,285	1,088	4,775	13,148
Total	$0.36000	$31,150	$4,833	$19,708	$55,691

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to OP Unit holders; (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to the Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to certain class of our shares. See “Note 10” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2018, 2017 and 2016. Also included in the summary below is the impact of stock repurchases pursuant to our two self-tender offers. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Number of shares requested for redemption or repurchase	22,883	23,823	49,491
Number of shares redeemed or repurchased	22,883	23,823	28,472
% of shares requested that were redeemed or repurchased	100.0%	100.0%	57.5%
Average redemption or repurchase price per share	$7.47	$7.48	$7.37
9. NONCONTROLLING INTERESTS
OP Units
As of December 31, 2018 and 2017, the Operating Partnership had issued OP Units to third-party investors, representing 7.4% and 7.9%, respectively, of limited partnership interests. Currently, all of the third-party investors own Class E OP Units, but we may in the future cause the Operating Partnership to issue Class T, Class S, Class D or Class I OP Units to third-party investors.

The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	As of December 31,
(in thousands)	2018	2017
Number of OP Units issued and outstanding to third-party investors	10,482	11,292
Estimated maximum redemption value (unaudited)	$77,962	$83,647
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

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Number of OP Units redeemed	810	756	760
Amount of OP Units redeemed	$6,059	$5,643	$5,641
The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.
10. RELATED PARTY TRANSACTIONS
We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement, effective as of June 30, 2018, by and among us, the Operating Partnership and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends June 30, 2019, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with our public offerings pursuant to the terms of the third amended and restated dealer manager agreement, effective September 1, 2017 (the “Dealer Manager Agreement”) by and among us, the Advisor and the Dealer Manager. Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates, and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg, Mr. Mulvihill and Mr. Zucker and/or their affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Mr. Mulvihill and/or Mr. Zucker and/or their affiliates. The Advisor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our public offerings and for the investment and management of our assets and our other activities and operations.
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
Selling Commissions, Dealer Manager Fees and Distribution Fees. We pay the Dealer Manager upfront selling commissions with respect to Class T and Class S shares sold in the primary offering and dealer manager fees with respect to Class T shares sold in the primary offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the transaction price (generally equal to the most recent monthly NAV per share) at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of all outstanding Class T, Class S and Class D shares, including shares issued under our distribution reinvestment plan. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow all or a portion of the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T, Class S, and/or Class D shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

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
Advisory Fee and Operating Expense Reimbursement. The advisory fee consists of a fixed component and a performance component. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to on our behalf. The following table details the fixed component of the advisory fee:

Fixed Component
% of applicable monthly NAV per Fund Interest (as defined below) x the weighted-average number of Fund Interests for such month (per annum)	1.10%
% of consideration received by us or our affiliates for selling interests in DST Properties (as defined in “Note 5”) to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such interests	1.10%
The performance component of the advisory fee is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance component of the advisory fee be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees).The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of December 31, 2018. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2018, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 9” for detail regarding the Class E OP Units.
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
DST Program
DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 5,” Black Creek Exchange LLC (“BCX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $500.0 million of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through one or more purchase price “mark-ups” of the initial estimated fair value of the DST Properties to be sold to investors, fees paid by the investors at the time of investment, or deductions from distributions paid to such investors.
BCX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through the DST Program. BCX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through the private placements. In addition, with respect to certain classes of interests (or the corresponding classes of OP Units or shares for which they may be exchanged in certain circumstances) we, the Operating Partnership or BCX will pay the Dealer Manager ongoing fees in amounts up to 0.85% of the equity investment or net asset value thereof per year. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. In addition, pursuant to the dealer manager agreement for the DST Program, we, or our subsidiaries, are obligated to reimburse the Dealer Manager for (a) customary travel, lodging, meals and reasonable entertainment expenses incurred in connection with the private placements; (b) costs and expenses of conducting educational conferences and seminars, attending broker-dealer sponsored conferences, or educational conferences sponsored by BCX; (c) customary promotional items; and (d) legal fees of the Dealer Manager.
Pursuant to the Advisory Agreement, DST Properties are included when calculating the fixed and performance components of the advisory fee due to the Advisor. Furthermore, because the Advisor funds certain Dealer Manager personnel costs that are not reimbursed under the DST Program dealer manager agreement, we have also agreed to pay the Advisor a fee equal to the mark-up paid by DST Program investors for these costs, which is up to 1.5% of the total equity amount paid for the interests.
DST Manager Fees. BC Exchange Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC

Exchange Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, BCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of up to 1.0% of the gross sales price of any DST Property sold to a third party, (iii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon), (iv) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (v) up to 1.0% of the gross equity proceeds as compensation for developing and maintaining the DST Program technology and intellectual property. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager (or such other amount as may be set forth in the applicable DST Program offering documents).
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
Summary of Fees and Expenses
The following table summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2018	2017	2016	2018	2017
Upfront selling commissions	$1,199	$34	$100	$—	$—
Dealer manager fees (1)(2)	—	306	381	—	—
Ongoing distribution fees (2)	501	108	70	76	15
Primary dealer fees	—	—	3,465	—	—
Advisory fees (3)	13,836	13,191	14,857	3,225	954
Advisory fees related to the disposition of real properties (4)	—	1,763	2,140	—	—
Other expense reimbursements—Advisor (5)(6)	8,801	8,393	8,368	1,411	1,988
Other expense reimbursements—Dealer Manager	878	401	377	—	—
Development management fees (7)	—	—	31	—	—
DST Program advisory fees (8)	313	94	—	—	—
DST Program selling commissions	1,097	466	117	—	—
DST Program dealer manager fees	293	143	38	—	—
DST Program other reimbursements—Dealer Manager	212	137	19	—	—
DST Program facilitation and loan origination fees	356	—	—	—	—
Total	$27,486	$25,036	$29,963	$4,712	$2,957

(1)	Includes upfront dealer manager fees, as well as ongoing dealer manager fees that were paid under the Dealer Manager Agreement in effect prior to September 1, 2017.

(2)
The distribution fees accrue daily and are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $7.9 million and $1.9 million as of December 31, 2018 and 2017, respectively, are included in other liabilities on the consolidated balance sheets. Prior to September 1, 2017, the future estimated amounts payable included ongoing dealer manager fees.

(3)
Amount for the years December 31, 2018, 2017 and 2016 included in advisory fees, related party on the consolidated statements of operations. Of these total amounts, included are approximately $0.5 million, $0.7 million and $1.1 million, respectively, that we were not obligated to pay in consideration of the issuance of Company RSUs to the Advisor. See “Advisor RSU Agreements” below for more detail.

(4)
Amounts for the years December 31, 2017 and 2016 include approximately $1.7 million and $1.9 million, respectively, and are included in gain on sale of real property on the consolidated statements of operations. For the year ended December 31, 2017, we paid the Advisor approximately $1.4 million in consideration for disposition services rendered prior to September 1, 2017 for which the Advisor had not otherwise been paid a fee, of which $1.2 million is included in gain on sale of real property on the consolidated statements of operations and $0.2 million was deferred in other assets on the consolidated balance sheets until the occurrence of future dispositions. Additionally, for the years December 31, 2017 and 2016, amounts include approximately $45,000 and $265,000, respectively, paid to the Advisor for advisory fees associated with the disposition of real properties, which are included in impairment of real estate property on the consolidated statements of operations. Pursuant to the Advisory Agreement, effective September 1, 2017, the Advisor no longer receives disposition fees.

(5)
Amounts include approximately $6.6 million, $6.6 million and $6.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the reimbursement of a portion of the salary, bonus and benefits for employees of the Advisor, including our named executive officers, for services provided to us for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by us. We show these as reimbursements to the Advisor to the same extent that we recognize the related share-based compensation on our consolidated statements of operations. The balance of such reimbursements is made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs, which are included in general and administrative expenses on the consolidated statements of income. As of September 1, 2017, we no longer reimburse salary, bonus and benefits of our named executive officers. However, we will reimburse the Advisor for bonuses of our named executive offers for services provided to us prior to September 1, 2017 upon the final determination and payment of such bonuses to our named executive officers during the first quarter of 2018.

(6)	Includes costs reimbursed to the Advisor related to the DST Program.

(7)	Pursuant to the Advisory Agreement, effective September 1, 2017, the Advisor no longer receives a development management fee.

(8)	Amount for the years December 31, 2018, 2017 and 2016 included in advisory fees, related party on the consolidated statements of operations.
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
Advisor RSU Agreements
Pursuant to the terms of Restricted Stock Unit Agreements with the Advisor (the “Advisor RSU Agreements”), we have granted restricted stock units (“Company RSUs”) to the Advisor in exchange for certain advisory fee and expense reimbursement offsets. No additional grants are scheduled at this time. Each Company RSU will, upon vesting, be settled in one share of our Class I common stock. The Company RSUs are subject to specified vesting and settlement provisions and, upon settlement in Class I shares of our common stock, require offsets of advisory fees and expenses otherwise payable by us to the Advisor based on a value of the NAV per Class I share on the grant date of the applicable Company RSU. As of December 31, 2018, approximately 0.6 million of the Class I shares that were issued upon settlement of Company RSUs have been used for fee offset over the past five years. These Company RSUs are expected to be reallowed by the Advisor to its senior management.
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
The table below summarizes the unvested Company RSUs as of December 31, 2018:

(in thousands, except per share data)	Grant Date	Vesting Date	Number of Unvested Shares	Grant Date NAV per Class I Share
Company RSUs	2/4/2016	4/15/2019	57	$7.41
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
Transactions with Affiliates
We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our public offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2018 and 2017, we held a 92.6% and 92.1%, respectively, limited partnership interest in the Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 9” for detail regarding our noncontrolling interests.

11. NET (LOSS) INCOME PER COMMON SHARE
The computation of our basic and diluted net (loss) income per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net (loss) income attributable to common stockholders—basic	$(1,237)	$72,216	$49,976
Net (loss) income attributable to OP Units	(105)	6,117	3,883
Net (loss) income attributable to common stockholders—diluted	$(1,342)	$78,333	$53,859
Weighted-average shares outstanding—basic	128,740	142,349	159,648
Incremental weighted-average shares effect of conversion of OP Units	10,934	11,807	12,398
Weighted-average shares outstanding—diluted	139,674	154,156	172,046
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.51	$0.31
Diluted	$(0.01)	$0.51	$0.31
12. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Cash paid for interest	$42,048	$37,473	$38,161
Distributions reinvested in common stock	18,988	23,282	20,576
Non-cash disposition of real property	—	—	7,830
Change in accrued future ongoing distribution fees	6,052	(2,058)	3,934
Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Beginning of period:
Cash and cash equivalents	$10,475	$13,864	$15,769
Restricted cash	8,541	7,282	18,394
Cash, cash equivalents and restricted cash	$19,016	$21,146	$34,163
End of period:
Cash and cash equivalents	$10,008	$10,475	$13,864
Restricted cash	7,030	8,541	7,282
Cash, cash equivalents and restricted cash	$17,038	$19,016	$21,146
13. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2018.
14. SEGMENT FINANCIAL INFORMATION
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
The following table sets forth the financial results by segment for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	Office	Retail	Industrial	Corporate	Consolidated
2018
Rental revenues	$108,421	$73,416	$7,794	$—	$189,631
Rental expenses	(42,544)	(17,618)	(1,505)	—	(61,667)
Net operating income	$65,877	$55,798	$6,289	$—	$127,964
Real estate-related depreciation and amortization	$33,335	$20,616	$3,915	$—	$57,866
Total assets	$724,875	$671,007	$111,230	$73,990	$1,581,102
2017
Rental revenues	$108,305	$81,871	$6,342	$—	$196,518
Rental expenses	(44,520)	(20,388)	(1,624)	—	(66,532)
Net operating income	$63,785	$61,483	$4,718	$—	$129,986
Real estate-related depreciation and amortization	$41,283	$24,216	$2,571	$—	$68,070
Total assets	$775,917	$705,696	$58,657	$67,836	$1,608,106
2016
Rental revenues	$126,782	$82,372	$6,073	$—	$215,227
Rental expenses	(42,482)	(21,355)	(1,750)	—	(65,587)
Net operating income	$84,300	$61,017	$4,323	$—	$149,640
Real estate-related depreciation and amortization	$50,996	$26,142	$2,967	$—	$80,105
Total assets	$825,961	$827,799	$57,651	$72,317	$1,783,728
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

The following table is a reconciliation of our reported net income attributable to common stockholders to our net operating income for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Net (loss) income attributable to common stockholders	$(1,237)	$72,216	$49,976
Debt-related income	(694)	(828)	(943)
Real estate-related depreciation and amortization	57,866	68,070	80,105
General and administrative expenses	8,817	9,235	9,450
Advisory fees, related party	14,149	13,285	14,857
Acquisition expenses	—	—	667
Impairment of real estate property	14,648	1,116	2,677
Other expense (income)	251	462	(2,207)
Interest expense	48,358	42,305	40,782
Gain on extinguishment of debt	—	—	(5,136)
Gain on sale of real property	(14,093)	(83,057)	(45,660)
Net (loss) income attributable to noncontrolling interests	(101)	7,182	5,072
Net operating income	$127,964	$129,986	$149,640
15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Total revenues	$44,627	$46,633	$49,675	$49,390
Total operating expenses	$(42,656)	$(35,575)	$(42,706)	$(36,210)
Other expenses	$(11,362)	$(56)	$(10,726)	$(12,372)
Net (loss) income	$(9,391)	$11,002	$(3,757)	$808
Net (loss) income attributable to common stockholders	$(8,635)	$10,115	$(3,465)	$748
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.07)	$0.08	$(0.03)	$0.01
2017
Total revenues	$52,739	$50,265	$49,672	$44,670
Total operating expenses	$(41,119)	$(41,950)	$(40,477)	$(34,692)
Other (expenses) income	$(9,793)	$100	$(11,340)	$61,323
Net income (loss)	$1,827	$8,415	$(2,145)	$71,301
Net income (loss) attributable to common stockholders	$1,661	$6,805	$(1,960)	$65,710
Net income (loss) attributable to common stockholders per common share—basic and diluted (1)	$0.01	$0.05	$(0.01)	$0.49

(1)
Quarterly net income per common share amounts do not total the annual net income per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net income per share calculation.

16. SUBSEQUENT EVENTS
Debt
On January 11, 2019, we amended and restated our existing senior unsecured revolving and term credit facility agreement by entering into a $450.0 million line of credit and a $325.0 million term loan, for an aggregate amount of $775.0 million. The maturity date of the line of credit was extended to January 31, 2023 and contains two six-month extension options, subject to certain conditions. The effective interest rate for the line of credit is calculated based on the LIBOR, plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. The maturity date of the term loan was extended to January 31, 2024 and the effective interest rate for the term loan is based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. As of January 11, 2019, we had $250.0 million and $150.0 million outstanding under this line of credit and term loan, respectively.
We also amended and restated our existing senior unsecured term loan agreement on January 11, 2019, by entering into a $200.0 million term loan. The maturity date for this term loan is February 27, 2022, and contains two one-year extension options, subject to certain conditions. The primary interest rate for this term loan is based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. As of January 11, 2019, we had $200.0 million outstanding under this term loan.
Agreement to Sell Property
On February 8, 2019, we entered into an agreement to sell an office property located in San Francisco, California (“655 Montgomery”) to an unrelated third party for a gross sales price of approximately $191.5 million. 655 Montgomery is encumbered by a mortgage note and a mezzanine loan secured by a pledge of ownership interests in this property, which we expect to prepay at par upon the closing of this transaction. As of December 31, 2018, the mortgage note and mezzanine loan had an aggregate outstanding principal balance of approximately $98.6 million with a weighted-average variable interest rate of 5.25% and both mature in September 2020. The closing of this transaction is subject to various contingencies, and we cannot provide assurance whether or when this transaction will occur. The current outside closing date is May 6, 2019, although such closing may occur earlier upon satisfaction of certain conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1. Financial Statements—The financial statements are included under Item 8 of this report.
2. Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):
Schedule III—Real Estate and Accumulated Depreciation.
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

4.1
Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix B to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-222630) filed with the SEC on August 17, 2018.

4.2
Second Amended and Restated Share Redemption Program, effective as of December 10, 2018. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2018.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 14, 2018.

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

10.3	Amendment No. 1 to Sixth Amended and Restated Operating Partnership Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 17, 2018.

10.4
Form of Indemnification Agreement for officers and directors. Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-125338) filed with the SEC on January 13, 2006.

10.5	Second Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.6	Amended and Restated Secondary Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.7
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the Company and New York Life Insurance Company, dated as of June 25, 2010. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

10.8
Side Letter Agreement Related to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and among the Company and New York Life Insurance Company, dated as of June 25, 2010. Incorporated by reference to Exhibit 10.5.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2010.

10.9	Amended and Restated Credit and Term Loan Agreement. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on January 13, 2015.

10.10	Credit Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.11	Form of Independent Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on March 10, 2014.

10.12
Restricted Stock Unit Agreement between the Company and Black Creek Diversified Property Advisors LLC, dated as of April 7, 2014. Incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (File No. 333-175989) filed with the SEC on April 11, 2014.

10.13
Restricted Stock Unit Agreement between the Company and Black Creek Diversified Property Advisors LLC, dated as of February 25, 2015 (relating to 135,359 restricted stock units). Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 2, 2015.

10.14
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

10.16
Form of Trust Agreement. Incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-197767), filed with the SEC on April 7, 2016.

10.17	Form of Master Lease. Incorporated by reference to Exhibit 10.23 to Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on April 7, 2016.

10.18	Form of Guaranty. Incorporated by reference to Exhibit 10.24 to Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on April 7, 2016.

10.19
Amended and Restated Dealer Manager Agreement between Black Creek Exchange LLC and Black Creek Capital Markets, LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.20
Facilitation Fee Agreement between Black Creek Exchange LLC and Black Creek Diversified Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 17, 2018.

Exhibit Number	Description
10.21
Side Letter between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.30 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.22	Amendment to Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.23
Second Amendment to Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.24
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 10, 2017. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

10.25	Promissory Note, dated as of January 10, 2017. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

10.26
First Amendment to Amended and Restated Credit and Term Loan Agreement, dated as of December 22, 2016. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

10.27
Amendment to Restricted Stock Agreements among the Company, Black Creek Diversified Property Operating Partnership LP and Black Creek Diversified Property Advisors LLC, dated April 13, 2017. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2017.

10.28
Trademark Agreement. Incorporated by reference to Exhibit 10.28 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.29
Letter Agreement. Incorporated by reference to Exhibit 10.29 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.30	Selected Dealer Agreement with Morgan Stanley Smith Barney LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2017.

10.31	Loan Agreement with DPF 655 Montgomery LP as borrower, dated September 6, 2017. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed November 13, 2017.

10.32	Promissory Note with DPF 655 Montgomery LP as borrower, dated September 6, 2017. Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed November 13, 2017.

10.33
Second Amendment to Amended and Restated Credit and Term Loan Agreement, dated October 30, 2017 and effective September 30, 2017. Incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-11 filed with the SEC on January 19, 2018.

10.34
Amended and Restated Loan Agreement with DPF 655 Montgomery LP as borrower, dated October 19, 2017. Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-11 filed with the SEC on January 19, 2018.

10.35	Mezzanine Loan Agreement, dated October 19, 2017. Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-11 filed with the SEC on January 19, 2018.

10.36
Third Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement, incorporated by reference to Exhibit 1.1 of the Company’s Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767), filed September 1, 2017.

10.37*	Amended Schedule 1 to Third Amended and Restated Dealer Manager Agreement.

10.38*	Third Amendment to Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC.

21.1*	List of Subsidiaries of Black Creek Diversified Property Fund Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 6, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*    Filed or furnished herewith.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2018

				Initial Cost to Company				Gross Amount Carried at December 31, 2018
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Office properties:
Bala Pointe	Bala Cynwyd, PA	1	$—	$10,115	$27,516	$37,631	$10,090	$10,116	$37,605	$47,721	$17,575	8/28/2006	1-40
1300 Connecticut	Washington, DC	1	52,133	25,177	41,250	66,427	5,225	25,177	46,475	71,652	25,359	3/10/2009	2-40
655 Montgomery	San Francisco, CA	1	98,600	32,632	83,678	116,310	10,893	32,633	94,570	127,203	21,789	11/7/2013	1-40
1st Avenue Plaza	Denver, CO	2	—	15,713	65,252	80,965	4,404	15,713	69,656	85,369	15,325	8/22/2014	1-40
Rialto	Austin, TX	2	—	5,094	32,652	37,746	3,288	5,094	35,940	41,034	7,657	1/15/2015	1-40
CityView	Austin, TX	2	—	4,606	65,250	69,856	4,069	4,606	69,319	73,925	13,311	4/24/2015	1-40
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	125	3,538	25,990	29,528	9,618	10/3/2008	5-40
Austin-Mueller Health Center	Austin, TX	1	—	2,663	42,315	44,978	67	2,663	42,382	45,045	16,221	12/23/2008	11-40
Campus Road Office Center	Princeton, NJ	1	—	5,302	45,773	51,075	2,004	5,302	47,777	53,079	19,682	11/3/2009	5-40
Preston Sherry Plaza	Dallas, TX	1	32,432	7,500	22,303	29,803	10,228	7,500	32,531	40,031	14,137	12/16/2009	1-40
3 Second Street	Jersey City, NJ	1	127,000	16,800	193,742	210,542	26,994	16,800	220,736	237,536	94,683	6/25/2010	3-40
Park Place	Dublin, CA	1	—	4,501	68,211	72,712	20,896	4,501	89,107	93,608	34,899	6/25/2010	7-40
Venture Corporate Center	Hollywood, FL	3	—	10,961	34,151	45,112	1,545	10,961	35,696	46,657	9,232	8/6/2015	1-40
Bank of America Tower	Boca Raton, FL	1	—	5,030	30,917	35,947	1,071	5,030	31,988	37,018	5,043	12/11/2015	1-40
Total office properties		19	$310,165	$149,632	$778,875	$928,507	$100,899	$149,634	$879,772	$1,029,406	$304,531

Retail properties:
Bandera Road	San Antonio, TX	1	$—	$8,221	$23,472	$31,693	$2,893	$8,221	$26,365	$34,586	$9,466	2/1/2007	1-40
Beaver Creek	Apex, NC	1	—	12,426	31,375	43,801	1,243	12,426	32,618	45,044	11,979	5/11/2007	1-40
Braintree	Braintree, MA	1	—	9,270	31,266	40,536	1,448	9,270	32,714	41,984	12,043	8/1/2007	1-40
Holbrook	Holbrook, MA	1	—	3,828	10,073	13,901	(6,108)	1,708	6,085	7,793	4,695	8/1/2007	1-40
Kingston	Kingston, MA	1	—	8,580	12,494	21,074	3,833	8,580	16,327	24,907	6,002	8/1/2007	1-40
Manomet	Manoment, MA	1	—	1,890	6,480	8,370	1,982	1,890	8,462	10,352	2,778	8/1/2007	2-40
Orleans	Orleans, MA	1	—	8,780	23,683	32,463	509	8,780	24,192	32,972	9,001	8/1/2007	1-40

				Initial Cost to Company				Gross Amount Carried at December 31, 2018
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	762	7,380	26,540	33,920	9,602	8/1/2007	1-40
Wareham	Wareham, MA	1	—	12,972	27,030	40,002	3,415	12,972	30,445	43,417	11,442	8/1/2007	1-40
Abington	Abington, MA	1	—	14,396	594	14,990	—	14,396	594	14,990	594	8/1/2007	—
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	568	8/1/2007	18-68
Mansfield	Mansfield, MA	1	—	5,340	16,490	21,830	—	5,340	16,490	21,830	5,777	8/1/2007	16-86
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	—	6,560	22,014	28,574	8,131	8/1/2007	13-43
Weymouth	Weymouth, MA	2	—	5,170	19,396	24,566	(251)	4,913	19,402	24,315	7,109	8/1/2007	4-40
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	4,230	8/1/2007	16-56
Brockton Westgate Plaza	Brockton, MA	1	—	3,650	6,507	10,157	1,766	3,650	8,273	11,923	2,832	8/1/2007	2-40
New Bedford	New Bedford, MA	1	6,437	3,790	11,152	14,942	—	3,790	11,152	14,942	3,720	10/18/2007	22-40
Norwell	Norwell, MA	1	3,076	5,850	14,547	20,397	—	5,850	14,547	20,397	5,193	10/18/2007	15-65
270 Center	Washington, DC	1	70,000	19,779	42,515	62,294	720	19,781	43,233	63,014	17,403	4/6/2009	1-40
Springdale	Springfield, MA	1	—	11,866	723	12,589	8	11,866	731	12,597	500	2/18/2011	6-62
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	120	3,783	9,833	13,616	4,942	3/17/2011	3-40
Durgin Square	Portsmouth, NH	2	—	7,209	21,055	28,264	1,819	7,209	22,874	30,083	6,445	5/28/2014	1-40
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	1,023	8,759	41,256	50,015	8,167	11/4/2014	1-40
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	4,114	10,307	31,295	41,602	5,290	3/18/2015	1-40
Shenandoah	Davie, FL	3	9,854	10,501	27,397	37,898	195	10,501	27,592	38,093	4,612	8/6/2015	1-40
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	1,512	7,376	52,667	60,043	8,758	10/8/2015	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	(12)	3,492	30,643	34,135	3,750	12/9/2015	3-40
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	402	34,804	34,304	69,108	4,830	5/27/2016	1-40
Total retail properties		47	$89,367	$249,623	$579,850	$829,473	$21,393	$247,619	$603,247	$850,866	$179,859

Industrial properties:
South Columbia	Campbellsville, KY	1	$—	$730	$25,092	$25,822	$5,156	$730	$30,248	$30,978	$14,152	6/25/2010	4-40
Vasco Road	Livermore, CA	1	—	4,880	12,019	16,899	(698)	4,880	11,321	16,201	963	7/21/2017	3-40

				Initial Cost to Company				Gross Amount Carried at December 31, 2018
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Northgate	North Las Vegas, NV	1	—	3,940	20,715	24,655	16	3,942	20,729	24,671	1,126	7/26/2017	10-40
Stafford Grove	Houston, TX	3	—	8,540	28,879	37,419	322	8,586	29,155	37,741	912	4/9/2018	4-40
Kaiser Business Center	Philadelphia, PA	2	—	6,140	12,730	18,870	—	6,140	12,730	18,870	78	12/10/2018	2-40
Total industrial properties		8	$—	$24,230	$99,435	$123,665	$4,796	$24,278	$104,183	$128,461	$17,231
Grand total		74	$399,532	$423,485	$1,458,160	$1,881,645	$127,088	$421,531	$1,587,202	$2,008,733	$501,621

(1)
These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2018. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.

(2)	Includes gross intangible lease assets.

(3)	As of December 31, 2018, the aggregate cost for federal income tax purposes of investments in property was approximately $1.7 billion (unaudited).

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
The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Investments in real estate properties:
Balance at the beginning of period	$2,028,906	$2,204,322	$2,380,174
Acquisitions of properties	56,289	41,554	68,706
Improvements	46,973	33,332	32,885
Disposition of properties	(107,292)	(242,424)	(271,944)
Impairment	(14,648)	(1,116)	(2,677)
Write-offs of intangibles and tenant leasing costs	(1,495)	(6,762)	(2,822)
Balance at the end of period	$2,008,733	$2,028,906	$2,204,322
Accumulated depreciation and amortization:
Balance at the beginning of period	$488,636	$492,911	$505,957
Real estate depreciation and amortization expense	57,866	68,070	80,105
Above-market lease assets amortization expenses	1,096	2,392	5,515
Disposition of properties	(44,482)	(67,975)	(96,113)
Write-offs of intangibles and tenant leasing costs	(1,495)	(6,762)	(2,553)
Balance at the end of period	$501,621	$488,636	$492,911

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2019.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dwight L. Merriman, Lainie P. Minnick and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ RICHARD D. KINCAID	Chairman of the Board and Director	March 6, 2019
Richard D. Kincaid

/s/ CHARLES B. DUKE	Director	March 6, 2019
Charles B. Duke

/s/ DANIEL J. SULLIVAN	Director	March 6, 2019
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 6, 2019
John P. Woodberry

/s/ JAMES R. MULVIHILL	Director	March 6, 2019
James R. Mulvihill

/s/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer (Principal Executive Officer)	March 6, 2019
Dwight L. Merriman III

/s/ LAINIE P. MINNICK	Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2019
Lainie P. Minnick