Form 10-Q
period 2019-03-31
Black Creek Diversified Property Fund Inc.
filed 2019-05-14
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Securities registered pursuant to Section 12(b) of the Act: None
As of May 8, 2019, there were 3,755,427 shares of the registrant’s Class T common stock, 16,661,967 shares of the registrant’s Class S common stock, 3,053,699 shares of the registrant’s Class D common stock, 40,165,777 shares of the registrant’s Class I common stock and 73,229,364 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
໿

	As of
(in thousands, except per share data)	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,380,868	$1,507,112
Debt-related investments, net	2,697	10,680
Cash and cash equivalents	13,058	10,008
Restricted cash	6,607	7,030
Other assets	43,404	46,272
Assets held for sale	144,561	—
Total assets	$1,591,195	$1,581,102
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$21,782	$31,580
Debt, net	896,896	1,001,298
Intangible lease liabilities, net	46,014	47,196
Financing obligations, net	78,213	52,336
Other liabilities	32,083	37,679
Liabilities related to assets held for sale	102,737	—
Total liabilities	1,177,725	1,170,089
Commitments and contingencies (Note 11)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 75,191 shares and 77,390 shares issued and outstanding, respectively	752	774
Class T common stock, $0.01 par value—500,000 shares authorized, 3,261 shares and 2,783 shares issued and outstanding, respectively	33	28
Class S common stock, $0.01 par value—500,000 shares authorized, 13,815 shares and 10,516 shares issued and outstanding, respectively	138	105
Class D common stock, $0.01 par value—500,000 shares authorized, 2,986 shares and 2,778 shares issued and outstanding, respectively	30	28
Class I common stock, $0.01 par value—500,000 shares authorized, 38,501 shares and 37,385 shares issued and outstanding, respectively	385	374
Additional paid-in capital	1,217,952	1,199,736
Distributions in excess of earnings	(876,446)	(867,849)
Accumulated other comprehensive (loss) income	(5,495)	522
Total stockholders’ equity	337,349	333,718
Noncontrolling interests	76,121	77,295
Total equity	413,470	411,013
Total liabilities and equity	$1,591,195	$1,581,102
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenues:
Rental revenues	$50,571	$44,454
Debt-related income	123	173
Total revenues	50,694	44,627
Operating expenses:
Rental expenses	16,069	15,830
Real estate-related depreciation and amortization	14,243	13,813
General and administrative expenses	2,044	2,534
Advisory fees, related party	3,128	3,679
Impairment of real estate property	—	6,800
Total operating expenses	35,484	42,656
Other (expenses) income:
Interest expense	(13,374)	(11,240)
Gain on sale of real estate property	1,191	—
Gain on extinguishment of debt and financing commitments, net	1,002	—
Other expenses	(143)	(122)
Total other expenses	(11,324)	(11,362)
Net income (loss)	3,886	(9,391)
Net (income) loss attributable to noncontrolling interests	(284)	756
Net income (loss) attributable to common stockholders	$3,602	$(8,635)
Weighted-average shares outstanding—basic	132,847	128,946
Weighted-average shares outstanding—diluted	143,329	140,252
Net income (loss) attributable to common stockholders per common share—basic and diluted	$0.03	$(0.07)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss)	$3,886	$(9,391)
Change from cash flow hedging derivatives	(6,493)	4,675
Comprehensive loss	(2,607)	(4,716)
Comprehensive loss attributable to noncontrolling interests	192	394
Comprehensive loss attributable to common stockholders	$(2,415)	$(4,322)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity

	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net loss	—	—	—	(8,635)	—	(756)	(9,391)
Unrealized gain from derivative instruments	—	—	—	—	4,313	362	4,675
Issuance of common stock, net of offering costs	3,271	33	22,285	—	—	—	22,318
Share-based compensation, net of forfeitures	38	—	281	—	—	—	281
Redemptions of common stock	(7,315)	(73)	(54,293)	—	—	—	(54,366)
Amortization of share-based compensation	—	—	18	—	—	—	18
Distributions declared on common stock and noncontrolling interests	—	—	—	(12,041)	—	(1,060)	(13,101)
Redemptions of noncontrolling interests	—	—	(90)	—	—	(523)	(613)
Balance as of March 31, 2018	128,460	$1,285	$1,192,262	$(839,497)	$3,617	$84,880	$442,547

Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	3,602	—	284	3,886
Unrealized loss from derivative instruments	—	—	—	—	(6,017)	(476)	(6,493)
Issuance of common stock, net of offering costs	5,827	59	40,000	—	—	—	40,059
Share-based compensation, net of forfeitures	26	—	188	—	—	—	188
Redemptions of common stock	(2,951)	(30)	(21,953)	—	—	—	(21,983)
Amortization of share-based compensation	—	—	(19)	—	—	—	(19)
Distributions declared on common stock and noncontrolling interests	—	—	—	(12,199)	—	(982)	(13,181)
Balance as of March 31, 2019	133,754	$1,338	$1,217,952	$(876,446)	$(5,495)	$76,121	$413,470
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$3,886	$(9,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	14,243	13,813
Gain on sale of real estate property	(1,191)	—
Impairment of real estate property	—	6,800
Gain on extinguishment of debt and financing commitments, net	(1,002)	—
Other	(2,567)	(1,347)
Changes in operating assets and liabilities	(7,745)	(593)
Net cash provided by operating activities	5,624	9,282
Investing activities:
Real estate acquisitions	(20,351)	—
Capital expenditures	(14,507)	(6,509)
Proceeds from disposition of real estate property	2,338	—
Principal collections on debt-related investments	7,979	—
Other	10	104
Net cash used in investing activities	(24,531)	(6,405)
Financing activities:
Repayments of mortgage notes	(33,086)	(405)
Net proceeds from line of credit	156,000	44,000
Repayment of term loan	(125,000)	—
Redemptions of common stock	(21,983)	(54,366)
Distributions on common stock	(7,197)	(7,233)
Proceeds from issuance of common stock	38,970	19,711
Proceeds from financing obligations	23,369	2,160
Offering costs for issuance of common stock and private placements	(2,623)	(2,159)
Distributions to noncontrolling interest holders	(982)	(1,048)
Redemption of OP Unit holder interests	—	(614)
Other	(5,934)	(609)
Net cash provided by (used in) financing activities	21,534	(563)
Net increase in cash, cash equivalents and restricted cash	2,627	2,314
Cash, cash equivalents and restricted cash, at beginning of period	17,038	19,016
Cash, cash equivalents and restricted cash, at end of period	$19,665	$21,330
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019 (“2018 Form 10-K”).
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The standard also requires new disclosures within the notes accompanying the consolidated financial statements. Additional guidance and targeted improvements to ASU 2016-02 were made through the issuance of supplemental ASUs. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updated ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. In December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updated 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, allows lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which updates ASU 2016-02 to clarify that entities are not required to provide interim disclosures related to their adoption of ASU 2016-02 as required for other accounting changes and error corrections.
We adopted ASU 2016-02 and its supplemental ASUs when they became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standards. Under the practical expedients election, we were not required to reassess: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. We also adopted the practical expedient that allowed us to not separate tenant reimbursement revenue from rental revenue if certain criteria were met. We assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the related tenant reimbursement revenue are the same and the lease component, if accounted for separately, would be classified as an operating lease. As such, we account for and presented rental revenue and tenant reimbursement revenue as a single component in the condensed consolidated statements of operations. The adoption of these standards did not have a material effect on our condensed consolidated financial statements.

2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 3” for detail relating to our real estate properties held for sale.

	As of
(in thousands)	March 31, 2019	December 31, 2018
Land	$385,187	$421,531
Buildings and improvements	1,180,568	1,271,773
Intangible lease assets	301,054	315,429
Investment in real estate properties	1,866,809	2,008,733
Accumulated depreciation and amortization	(485,941)	(501,621)
Net investment in real estate properties	$1,380,868	$1,507,112
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, excluding properties classified as held for sale, as of March 31, 2019 and December 31, 2018 include the following:

	March 31, 2019			December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$268,708	$(229,561)	$39,147	$282,961	$(238,768)	$44,193
Above-market lease assets	32,346	(31,595)	751	32,468	(31,382)	1,086
Below-market lease liabilities	(80,162)	34,148	(46,014)	(82,060)	34,864	(47,196)
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$4,182	$2,362
Above-market lease amortization	(336)	(184)
Below-market lease amortization	1,047	1,251
Real estate-related depreciation and amortization:
Depreciation expense	$9,561	$9,280
Intangible lease asset amortization	4,682	4,533

Future Minimum Rentals
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our tenants under the terms of non-cancelable operating and ground leases in effect as of March 31, 2019, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	March 31, 2019	December 31, 2018
2019	$99,380	$133,999
2020	123,946	116,145
2021	112,505	104,997
2022	94,009	88,136
2023	79,913	74,661
Thereafter	317,684	323,040
Total	$827,437	$840,978
Real Estate Property Impairment
We did not record an impairment related to any of our consolidated real estate properties during the three months ended March 31, 2019. During the three months ended March 31, 2018, we recorded a $6.8 million non-cash impairment charge related to a retail property located in the Jacksonville, Florida market, which was disposed of in October 2018. The impairment was a result of a shortened hold period based on the consideration of potential disposition options for the property, which ultimately resulted in the reduction of our estimated future cash flows below our net book value.
3. ASSETS HELD FOR SALE
We classify a property as held for sale when certain criteria are met, in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party. At such time the property meets the held for sale criteria, the respective assets and liabilities are presented separately in the condensed consolidated balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
As of March 31, 2019, we had two office properties that met the criteria to be classified as held for sale. The following table summarizes the amounts held for sale as of March 31, 2019. We subsequently sold both office properties. See “Note 12” for additional information regarding these dispositions.

	As of
(in thousands)	March 31, 2019	December 31, 2018
Net investment in real estate properties	$141,689	$—
Other assets	2,872	—
Assets held for sale	$144,561	$—
Accounts payable and accrued expenses	$578	$—
Debt, net	97,686	—
Intangible lease liabilities, net	152	—
Other liabilities	4,321	—
Liabilities related to assets held for sale	$102,737	$—

4. DEBT
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2019	December 31, 2018	Maturity Date	March 31, 2019	December 31, 2018
Line of credit (1)	3.99%	4.05%	January 2023	$287,000	$131,000
Term loan (2)	3.11%	3.52%	January 2024	150,000	275,000
Term loan (3)	3.39%	3.79%	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.68%	3.57%	September 2021 - December 2029	140,846	173,932
Floating-rate mortgage notes (5)	4.74%	4.97%	January 2020	127,000	225,600
Total principal amount / weighted-average	3.77%	3.98%		$904,846	$1,005,532
Less unamortized debt issuance costs				$(8,307)	$(4,627)
Add mark-to-market adjustment on assumed debt				357	393
Total debt, net (excluding debt related to assets held for sale)				$896,896	$1,001,298

Floating-rate mortgage notes related to assets held for sale (6)	5.24%	—%	September 2020	$98,600	$—
Total principal amount / weighted-average (including debt related to assets held for sale) (7)	3.91%	3.98%		$1,003,446	$1,005,532
Gross book value of properties encumbered by debt (8)				$562,809	$598,978

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of March 31, 2019, the unused and available portions under the line of credit were approximately $163.0 million and $63.1 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(2)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. The Company has the ability to increase borrowings under this term loan by an additional $175.0 million for total commitments of $325.0 million. As of March 31, 2019, both the unused and available portions under the term loan were approximately $175.0 million. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements with respect to the funded portion only.

(3)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.

(4)
The amount outstanding as of March 31, 2019 includes a $51.8 million floating-rate mortgage note that was subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. As of March 31, 2019 and December 31, 2018, our floating-rate mortgage notes were subject to a weighted-average interest rate spread of 2.25% and 2.47%, respectively.

(6)	Amount represents principal balance outstanding. Refer to “Note 3” for further detail relating to our assets held for sale.

(7)
The weighted-average remaining term of our borrowings (including borrowings related to assets held for sale) was approximately 3.4 years as of March 31, 2019, excluding the impact of certain extension options.

(8)	Amount includes the gross book value of properties classified as held for sale that are encumbered by debt.

As of March 31, 2019, the principal payments due on our debt (including debt related to assets held for sale) during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes (1)	Total
Remainder of 2019	$—	$—	$1,989	$1,989
2020	—	—	228,366	228,366
2021	—	—	11,627	11,627
2022 (2)	—	200,000	2,478	202,478
2023 (3)	287,000	—	47,967	334,967
Thereafter	—	150,000	74,019	224,019
Total principal payments	$287,000	$350,000	$366,446	$1,003,446

(1)	Includes a $127.0 million floating-rate mortgage note expiring in January 2020, which may be extended pursuant to two one-year extension options, subject to certain conditions.

(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.

(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of March 31, 2019.
Derivative Instruments
To manage interest rate risk for certain of our variable-rate debt, we use interest rate derivative instruments as part of our risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. Interest rate caps are not designated as hedges. Certain of our variable-rate borrowings are not hedged, and therefore, to an extent, we have ongoing exposure to interest rate movements.
During the next 12 months, we estimate that approximately $2.1 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.
The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
March 31, 2019
Interest rate swaps (1)	14	$601,849	$3,019	$6,177
Interest rate caps	4	338,450	1	—
Total derivative instruments	18	$940,299	$3,020	$6,177
December 31, 2018
Interest rate swaps	15	$634,565	$6,692	$3,220
Interest rate caps	4	338,450	25	—
Total derivative instruments	19	$973,015	$6,717	$3,220

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that will become effective in January 2020.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(4,707)	$3,971
(Gain) loss reclassified from AOCI into interest expense	(412)	704
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	(1,374)	—
Total interest expense on the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	13,374	11,240
Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in income	$(24)	$53
5. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2019
Assets:
Derivative instruments	$—	$3,020	$—	$3,020
Total assets measured at fair value	$—	$3,020	$—	$3,020
Liabilities:
Derivative instruments	$—	$6,177	$—	$6,177
Total liabilities measured at fair value	$—	$6,177	$—	$6,177
December 31, 2018
Assets:
Derivative instruments	$—	$6,717	$—	$6,717
Total assets measured at fair value	$—	$6,717	$—	$6,717
Liabilities:
Derivative instruments	$—	$3,220	$—	$3,220
Total liabilities measured at fair value	$—	$3,220	$—	$3,220
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

Nonrecurring Fair Value Measurements
As of March 31, 2019 and December 31, 2018, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:
໿

	As of March 31, 2019		As of December 31, 2018
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments	$2,702	$2,729	$10,682	$10,709
Liabilities:
Line of credit	$287,000	$287,000	$131,000	$131,000
Term loans	350,000	350,000	475,000	475,000
Mortgage notes	366,446	365,326	399,532	398,117

(1)	The carrying amount reflects the principal amount outstanding.
6. STOCKHOLDERS’ EQUITY
Public Offering
A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the three months ended March 31, 2019, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$3,637	$24,517	$1,810	$9,006	$—	$38,970
DRIP	135	479	143	1,866	2,318	4,941
Total offering	$3,772	$24,996	$1,953	$10,872	$2,318	$43,911
Number of shares sold:
Primary offering	474	3,239	244	1,208	—	5,165
DRIP	18	64	19	249	312	662
Total offering	492	3,303	263	1,457	312	5,827
Common Stock
The following table describes the changes in each class of common shares during the three months ended March 31, 2019:

(in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total Shares
Balances, December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	67	1,524	23	1,016	—	2,630
Distribution reinvestment plan	16	2	16	235	372	641
Share-based compensation	—	—	—	38	—	38
Redemptions of common stock	(37)	—	(56)	(1,607)	(5,615)	(7,315)
Balances, March 31, 2018	2,108	1,590	2,493	33,817	88,452	128,460

Balances, December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	474	3,239	244	1,208	—	5,165
Distribution reinvestment plan	18	64	19	249	312	662
Share-based compensation	—	—	—	26	—	26
Redemptions of common stock	(14)	(4)	(55)	(367)	(2,511)	(2,951)
Balances, March 31, 2019	3,261	13,815	2,986	38,501	75,191	133,754

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
Total	$0.09375	$7,198	$1,244	$4,997	$13,439
2018
March 31	$0.09375	$7,240	$1,127	$4,789	$13,156
June 30	0.09375	7,137	1,221	4,710	13,068
September 30	0.09375	7,157	1,174	4,738	13,069
December 31	0.09375	7,180	1,202	4,814	13,196
Total	$0.37500	$28,714	$4,724	$19,051	$52,489

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to holders of partnership units (“OP Units”) in Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”); (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to certain classes of our shares. See “Note 7” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2019	2018
Number of shares requested for redemption or repurchase	2,951	7,315
Number of shares redeemed or repurchased	2,951	7,315
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.45	$7.43

7. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The following table summarizes the fees and expenses incurred by us for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager, and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2019	2018	March 31, 2019	December 31, 2018
Upfront selling commissions (1)	$485	$136	$—	$—
Ongoing distribution fees (1)	256	55	95	76
Advisory fees	2,905	3,640	1,000	3,225
Other expense reimbursements—Advisor	2,345	2,401	431	1,411
Other expense reimbursements—Dealer Manager	247	72	—	—
DST Program advisory fees	223	39	—	—
DST Program selling commissions	494	108	—	—
DST Program dealer manager fees	115	32	—	—
DST Program other reimbursements—Dealer Manager	201	10	—	—
DST Program facilitation and loan origination fees	421	—	—	—
Total	$7,692	$6,493	$1,526	$4,712

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
Company Restricted Stock Units (“Company RSUs”)
The table below summarizes the unvested Company RSUs as of March 31, 2019:

(in thousands, except per share data)	Grant Date	Vesting Date	Number of Unvested Shares	Grant Date Net Asset Value (“NAV”) per Class I Share
Company RSUs	2/4/2016	4/15/2019	57	$7.41
8. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net income (loss) attributable to common stockholders—basic	$3,602	$(8,635)
Net income (loss) attributable to OP Units	284	(756)
Net income (loss) attributable to common stockholders—diluted	$3,886	$(9,391)
Weighted-average shares outstanding—basic	132,847	128,946
Incremental weighted-average shares effect of conversion of OP Units	10,482	11,306
Weighted-average shares outstanding—diluted	143,329	140,252
Net income (loss) per share attributable to common stockholders:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)
໿

9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Distributions reinvested in common stock	$4,941	$4,774
Change in accrued future ongoing distribution fees	1,903	896
Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$10,008	$10,475
Restricted cash	7,030	8,541
Cash, cash equivalents and restricted cash	$17,038	$19,016
End of period:
Cash and cash equivalents	$13,058	$13,989
Restricted cash	6,607	7,341
Cash, cash equivalents and restricted cash	$19,665	$21,330
10. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2019.

11. SEGMENT FINANCIAL INFORMATION
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
The following table reflects our total assets by business segment as of March 31, 2019 and December 31, 2018:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Assets:
Office (1)	$723,828	$724,875
Retail	667,440	671,007
Industrial	131,290	111,230
Corporate	68,637	73,990
Total assets	$1,591,195	$1,581,102

(1)	As of March 31, 2019, amount includes properties classified as held for sale. Refer to “Note 3” for further detail.
The following table sets forth the financial results by segment for the three months ended March 31, 2019 and 2018:
໿

(in thousands)	Office	Retail	Industrial	Consolidated
Three Months Ended March 31, 2019
Rental revenues	$29,724	$18,047	$2,800	$50,571
Rental expenses	(10,860)	(4,558)	(651)	(16,069)
Net operating income	$18,864	$13,489	$2,149	$34,502
Real estate-related depreciation and amortization	$8,175	$4,723	$1,345	$14,243
Three Months Ended March 31, 2018
Rental revenues	$24,425	$18,599	$1,430	$44,454
Rental expenses	(11,007)	(4,598)	(225)	(15,830)
Net operating income	$13,418	$14,001	$1,205	$28,624
Real estate-related depreciation and amortization	$7,885	$5,290	$638	$13,813
We consider net operating income to be an appropriate supplemental performance measure and believe net operating income provides useful information to our investors regarding our financial condition and results of operations because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, net operating income should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our net operating income may not be comparable to that of other real estate companies, as they may use different methodologies for calculating net operating income. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss) attributable to common stockholders	$3,602	$(8,635)
Debt-related income	(123)	(173)
Real estate-related depreciation and amortization	14,243	13,813
General and administrative expenses	2,044	2,534
Advisory fees, related party	3,128	3,679
Impairment of real estate property	—	6,800
Other expense	143	122
Interest expense	13,374	11,240
Gain on sale of real estate property	(1,191)	—
Gain on extinguishment of debt and financing commitments, net	(1,002)	—
Net income (loss) attributable to noncontrolling interests	284	(756)
Net operating income	$34,502	$28,624
12. SUBSEQUENT EVENTS
Disposition of Property
On April 16, 2019, we sold to an unrelated third party an office property located in Austin, Texas (“Rialto”) that was classified as held for sale as of March 31, 2019, for gross proceeds of approximately $46.9 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $33.2 million.
On May 6, 2019, we sold to an unrelated third party an office property located in San Francisco, California (“655 Montgomery”) that was classified as held for sale as of March 31, 2019, for gross proceeds of approximately $191.5 million. In addition, upon closing of this transaction, we prepaid the mortgage note and mezzanine loan that was secured by a pledge of ownership interests in this property. As of the date of closing, the mortgage note and mezzanine loan had an aggregate outstanding principal balance of approximately $98.6 million with a weighted-average variable interest rate of 5.23%. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $108.5 million.
Acquisition Under Contract
On May 6, 2019, we entered into a contract to acquire a multi-family property located in Rockville, Maryland with a purchase price of approximately $93.5 million. There can be no assurance that we will complete the acquisition of the property under contract.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions, acquisitions and dispositions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements.
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
For further discussion of these and other factors, see Item 1A, “Risk Factors” in our 2018 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2019, our real estate portfolio consisted of 48 properties, which includes two properties classified as held for sale and five properties that are part of the DST Program (as defined below), totaling approximately 7.9 million square feet located in 18 markets throughout the U.S., with 495 tenants.
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
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the three months ended March 31, 2019, we raised $39.0 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $4.9 million from the sale of common stock under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During the three months ended March 31, 2019, we raised $26.7 million from the sale of interests related to the DST Program.
We currently operate in three reportable segments: office, retail and industrial. The following table summarizes our real estate portfolio (including properties classified as held for sale) by segment as of March 31, 2019:

($ and square feet in thousands)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	11	14	3,004	84.6%	$1,117,200	52.4%
Retail properties	7	28	3,075	92.1	864,050	40.6
Industrial properties	6	6	1,839	99.5	149,050	7.0
Total real estate portfolio	18	48	7,918	91.0%	$2,130,300	100.0%

(1)
Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.

We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, industrial and multifamily), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term investment strategy is likely to prioritize new investments in the industrial and multifamily sectors due to attractive fundamental conditions. We have been focused on selling certain office and retail assets. The disposition of these properties has helped us to increase our current allocation to industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We currently do not intend to invest in these other types of real estate. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt and other related investments. Any investments in real estate-related securities generally will focus on equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption program.
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
The following table sets forth the components of total NAV as of March 31, 2019 and December 31, 2018.

	As of
(in thousands)	March 31, 2019	December 31, 2018
Office properties	$1,117,200	$1,107,500
Retail properties	864,050	862,000
Industrial properties	149,050	128,400
Total investments	$2,130,300	$2,097,900
Cash and other assets, net of other liabilities	(73,177)	(42,576)
Debt obligations	(1,002,326)	(1,004,117)
Aggregate Fund NAV	$1,054,797	$1,051,207
Total Fund Interests outstanding	144,236	141,334
The following table shows the NAV per Fund Interest as of March 31, 2019:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
As of March 31, 2019
Monthly NAV	$1,054,797	$23,845	$101,030	$21,838	$281,559	$549,867	$76,658
Fund Interests outstanding	144,236	3,261	13,815	2,986	38,501	75,191	10,482
NAV Per Fund Interest	$7.31	$7.31	$7.31	$7.31	$7.31	$7.31	$7.31

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
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2019, we estimated approximately $9.8 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuation for our real properties as of March 31, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.1 billion compares to a GAAP basis of real properties, including assets held for sale, (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.96 billion, representing an increase of approximately $173.9 million or 8.9%. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate	6.40%	6.41%	6.13%	6.39%
Discount rate / internal rate of return (“IRR”)	7.19%	6.94%	7.07%	7.09%
Annual market rent growth rate	3.02%	2.91%	3.00%	2.97%
Average holding period (years)	10.0	10.0	10.0	10.0

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.76%	2.45%	2.85%	2.64%
	0.25% increase	(2.55)%	(2.26)%	(2.62)%	(2.44)%
Discount rate (weighted-average)	0.25% decrease	2.03%	1.93%	1.96%	1.98%
	0.25% increase	(1.98)%	(1.88)%	(1.92)%	(1.94)%
The valuation of our debt obligations as of March 31, 2019 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the March 31, 2019 valuation was 4.12%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would increase the fair value of our debt obligations by approximately 0.17%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.58%.
Our hedge instruments are valued based on market expectations of future interest rates (the “forward interest rate curve”). All else equal, an upward shift in the forward interest rate curve would increase the value of our current hedge positions, resulting in a positive impact to our NAV, and a downward shift in the forward interest rate curve would decrease the value of our current hedge positions, resulting in a negative impact to our NAV.
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the three months ended March 31, 2019, we completed the following activities:

•
Our NAV decreased from $7.44 per share as of December 31, 2018 to $7.31 per share as of March 31, 2019, primarily due to the upcoming disposition of 655 Montgomery, whereby the contracted sales price net of expected selling costs is lower than the fair value at which we were carrying the asset in accordance with our NAV calculation and valuation procedures. Refer to “Subsequent Events” for additional information relating to the disposition of 655 Montgomery. Additionally, the interest rate yield curve shifted during the quarter, lowering the market value of our interest rate derivative instruments. The timing of valuation changes recorded in our NAV will not necessarily be the same for charges recorded on our condensed consolidated financial statements prepared pursuant to GAAP.

•	We acquired one industrial property comprising 0.2 million square feet for an aggregate purchase price of $20.6 million.

•	We sold one outparcel for net proceeds of $2.3 million. We recorded a total net gain of $1.2 million.

•
In January 2019, we amended and restated our existing senior unsecured credit agreements, aggregating $875.0 million, by entering into a $450.0 million line of credit and $525.0 million under our two term loans, for an aggregate $975.0 million of commitments.

•
We decreased our leverage ratio from 47.7% as of December 31, 2018, to 47.0% as of March 31, 2019. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our property-level and corporate-level debt divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures).

•
We leased approximately 386,000 square feet, which included 94,000 square feet of new leases and 292,000 square feet of renewals. This leasing activity contributed to the increase in our real estate portfolio’s leased percentage from 90.6% as of December 31, 2018 to 91.0% as of March 31, 2019.

•	We redeemed 3.0 million shares of common stock at a weighted-average purchase price of $7.45 per share for an aggregate amount of $22.0 million.

Results for the Three Months Ended March 31, 2019 Compared to the Same Period in 2018
The following table summarizes our results of operations for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below reflect properties owned as of January 1, 2018. The same store operating portfolio for the periods presented below include 45 properties totaling approximately 7.1 million square feet, which portfolio represented 90.3% of total rentable square feet as of March 31, 2019.

	For the Three Months Ended March 31,
($ in thousands, except per square foot data)	2019	2018	$ Change	% Change
Rental revenues:
Same store properties	$49,227	$43,830	$5,397	12.3%
Non-same store properties	1,344	624	720	115.4
Total rental revenues	50,571	44,454	6,117	13.8
Rental expenses:
Same store properties	(15,574)	(15,283)	(291)	1.9
Non-same store properties	(495)	(547)	52	(9.5)
Total rental expenses	(16,069)	(15,830)	(239)	1.5
Net operating income:
Same store properties	33,653	28,547	5,106	17.9
Non-same store properties	849	77	772	1,002.6
Total net operating income	34,502	28,624	5,878	20.5
Other income and (expenses):
Debt-related income	123	173	(50)	(28.9)
Real estate-related depreciation and amortization	(14,243)	(13,813)	(430)	3.1
General and administrative expenses	(2,044)	(2,534)	490	(19.3)
Advisory fees, related party	(3,128)	(3,679)	551	(15.0)
Impairment of real estate property	—	(6,800)	6,800	100.0
Interest expense	(13,374)	(11,240)	(2,134)	19.0
Gain on sale of real estate property	1,191	—	1,191	—
Gain on extinguishment of debt and financing commitments, net	1,002	—	1,002	—
Other expense	(143)	(122)	(21)	17.2
Total other expenses	(30,616)	(38,015)	7,399	(19.5)
Net income (loss)	3,886	(9,391)	13,277	(141.4)
Net (income) loss attributable to noncontrolling interests	(284)	756	(1,040)	(137.6)
Net income (loss) attributable to common stockholders	$3,602	$(8,635)	$12,237	(141.7)%
Same store supplemental data:
Same store average percentage leased	90.3%	89.8%
Same store average annualized base rent per square foot	$21.02	$19.03

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues grew by $6.1 million for the three months ended March 31, 2019, as compared to the same period in 2018. This growth was attributable to a $5.4 million increase in same store rental revenues that was primarily driven by two lease terminations that resulted in a $4.4 million increase in rental revenues for the three months ended March 31, 2019. The lease terminations were comprised of: (i) $14.0 million of consideration received in June 2018 at our Campus Road Office Center property, which is amortized in to rental revenues on a straight-line basis through April 2019; and (ii) $1.2 million of consideration received in November 2018 at our Venture Corporate Center office property, which is amortized in to rental revenues on a straight-line basis through May 2019. The square footage terminated at Campus Road Office was subsequently leased in May 2019. The increase in total rental revenues is also attributable to an increase in average percentage leased at our Park Place office property, which is included in the same store operating portfolio. The remaining increase is explained through our non-same store operating portfolio increase in rental revenues, which was primarily due to our two real property acquisitions during 2018 and one acquisition during 2019.
The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Rental income	$44,586	$39,716	$4,870	12.3%
Straight-line rent	4,182	2,362	1,820	77.1
Amortization of above- and below-market intangibles	711	1,067	(356)	(33.4)
Other	1,092	1,309	(217)	(16.6)
Total rental revenues	$50,571	$44,454	$6,117	13.8%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased slightly by $0.2 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in average percentage leased at our Park Place office property during the three months ended March 31, 2018.
The following table presents the various components of our rental expenses:

	For the Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Real estate taxes	$6,087	$6,129	$(42)	(0.7)%
Repairs and maintenance	5,144	5,165	(21)	(0.4)
Utilities	1,849	1,756	93	5.3
Property management fees	1,072	1,008	64	6.3
Insurance	351	330	21	6.4
Other	1,566	1,442	124	8.6
Total rental expenses	$16,069	$15,830	$239	1.5%
Other Expenses. Other expenses decreased by $7.4 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to:

•	Impairment of real estate property of $6.8 million recorded during the three months ended March 31, 2018.

•	Gain on sale of real estate property of $1.2 million recorded during the three months ended March 31, 2019.

•	Net gain on extinguishment of debt and financing commitments of $1.0 million recorded during the three months ended March 31, 2019.

•
These decreases in other expenses were partially offset by an increase in interest expense of $2.1 million during the three months ended March 31, 2019, as compared to the same period in 2018, that was primarily attributable to higher interest rates associated with our variable-rate debt and higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program.

Segment Summary for the Three Months Ended March 31, 2019 Compared to the Same Period in 2018
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into three reportable segments: office, retail and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 11 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Rental revenues:
Office	$29,724	$24,173	$5,551	23.0%
Retail	18,037	18,226	(189)	(1.0)
Industrial	1,466	1,431	35	2.4
Total same store rental revenues	49,227	43,830	5,397	12.3
Non-same store properties	1,344	624	720	115.4
Total rental revenues	$50,571	$44,454	$6,117	13.8%
NOI:
Office	$18,862	$13,517	$5,345	39.5%
Retail	13,482	13,815	(333)	(2.4)
Industrial	1,309	1,215	94	7.7
Total same store NOI	33,653	28,547	5,106	17.9
Non-same store properties	849	77	772	1,002.6
Total NOI	$34,502	$28,624	$5,878	20.5%
Same store average percentage leased:
Office	84.4%	81.3%
Retail	92.7	94.6
Industrial	100.0	100.0
Same store average annualized base rent per square foot:
Office	$30.80	$26.56
Retail	18.50	18.07
Industrial	4.61	4.49
Office Segment. Our office segment same store NOI increased $5.3 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of the two lease terminations and increase in average percentage leased at our Park Place office property, as discussed above.
Retail Segment. Our retail segment same store NOI decreased $0.3 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an early termination fee received at our Manomet retail property during the first quarter of 2018 and two lease expirations at our Braintree retail property in September 2018.
Industrial Segment. Our industrial segment same store NOI remained relatively constant between the periods under comparison.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three Months Ended March 31, 2019 Compared to the Same Period in 2018” above for a reconciliation of our GAAP net (loss) income to NOI for the three months ended March 31, 2019.
Funds From Operations (“FFO”)
We believe that FFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, this supplemental, non-GAAP measure should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
GAAP net income (loss) attributable to common stockholders	$3,602	$(8,635)
GAAP net income (loss) per common share—basic and diluted	$0.03	$(0.07)
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$3,602	$(8,635)
Real estate-related depreciation and amortization	14,243	13,813
Impairment of real estate property	—	6,800
Gain on sale of real estate property	(1,191)	—
Noncontrolling interests’ share of net income (loss)	284	(756)
Noncontrolling interests’ share of NAREIT FFO	(1,239)	(906)
NAREIT FFO attributable to common stockholders—basic	15,699	10,316
NAREIT FFO attributable to OP Units	1,239	905
NAREIT FFO	$16,938	$11,221
Weighted-average shares outstanding—basic	132,847	128,946
Weighted-average shares outstanding—diluted	143,329	140,252
NAREIT FFO per common share—basic and diluted	$0.12	$0.08

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2019, we had approximately $129.7 million of borrowings maturing in the next 12 months. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property, which may be extended pursuant to two one-year extension options, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings.
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
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$5,624	$9,282
Investing activities	(24,531)	(6,405)
Financing activities	21,534	(563)
Net increase in cash	$2,627	$2,314
Net cash provided by operating activities decreased by approximately $3.7 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily as a result of a decrease in working capital including payment of the 2018 performance-based fee in 2019. We did not earn a performance-based fee in 2017 that would have been paid in 2018. This was partially offset by an increase in property operations.
Net cash used in investing activities increased by approximately $18.1 million for the three months ended March 31, 2019, compared to the same period in 2018, primarily due to our industrial property acquisition, as discussed above.
Net cash used in financing activities of $0.6 million for the three months ended March 31, 2018 changed by approximately $22.1 million to $21.5 million of net cash provided by financing activities for the three months ended March 31, 2019. The change from net cash used in financing activities to net cash provided by financing activities was primarily attributable to an increase in net offering activity and a decrease in redemptions, partially offset by a decrease in net borrowing activity, driven by the repayment of a mortgage note and a portion of a term loan that was partially offset by an increase in net proceeds from our line of credit.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of March 31, 2019, we had an aggregate of $975.0 million of commitments under our credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) approximately $287.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.99%; and (ii) $350.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.27%, which were effectively fixed through the use of interest rate swaps.

The unused and available portions under our line of credit were $163.0 million and $63.1 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of an extension fee. Our $150.0 million term loan had an additional $175.0 million of unused and available borrowings and matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit and term loan borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of March 31, 2019, we had property-level borrowings (including mortgage notes related to assets held for sale) of approximately $366.4 million outstanding with a weighted-average remaining term of approximately 2.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.47%, which includes the effects of interest rate swap agreements related to a $51.8 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2019.
Offering Proceeds. For the three months ended March 31, 2019, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $43.9 million ($40.1 million net of direct selling costs).
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
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions				Total Cash Flows from Operating Activities
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows from Operating Activities		Borrowings
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	41.8%	$7,815	58.2%	$5,624
Total	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	41.8%	$7,815	58.2%	$5,624
2018
March 31	$0.09375	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	70.6%	$3,874	29.4%	$9,282
June 30	0.09375	8,358	64.0	4,710	36.0	13,068	13,068	100.0	—	—	28,734
September 30	0.09375	8,331	63.7	4,738	36.3	13,069	13,069	100.0	—	—	14,563
December 31	0.09375	8,382	63.5	4,814	36.5	13,196	13,196	100.0	—	—	14,937
Total	$0.37500	$33,438	63.7%	$19,051	36.3%	$52,489	$48,615	92.6%	$3,874	7.4%	$67,516

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

For the three months ended March 31, 2019 and 2018, our FFO was $16.9 million, or 126.0% of our total distributions, and $11.2 million, or 85.3% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2019	2018
Number of shares requested for redemption or repurchase	2,951	7,315
Number of shares redeemed or repurchased	2,951	7,315
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.45	$7.43
We funded these redemptions from borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: operating cash flows in excess of our distributions, proceeds from our public offerings, proceeds from the disposition of properties, and other longer-term borrowings.
SUBSEQUENT EVENTS
Disposition of Property
On April 16, 2019, we sold to an unrelated third party an office property located in Austin, Texas (“Rialto”) that was classified as held for sale as of March 31, 2019, for gross proceeds of approximately $46.9 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $33.2 million.
On May 6, 2019, we sold to an unrelated third party an office property located in San Francisco, California (“655 Montgomery”) that was classified as held for sale as of March 31, 2019, for gross proceeds of approximately $191.5 million. In addition, upon closing of this transaction, we prepaid the mortgage note and mezzanine loan that was secured by a pledge of ownership interests in this property. As of the date of closing, the mortgage note and mezzanine loan had an aggregate outstanding principal balance of approximately $98.6 million with a weighted-average variable interest rate of 5.23%. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $108.5 million.
Acquisition Under Contract
On May 6, 2019, we entered into a contract to acquire a multi-family property located in Rockville, Maryland with a purchase price of approximately $93.5 million. There can be no assurance that we will complete the acquisition of the property under contract.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2018 was disclosed in our 2018 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of March 31, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of March 31, 2019, our fixed interest rate debt consisted of $140.8 million under our mortgage notes, which included a $51.8 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $350.0 million under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 48.9% of our total consolidated debt as of March 31, 2019. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2019, the fair value and the carrying value of our fixed interest rate debt was $489.7 million and $490.8 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2019. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of March 31, 2019, our consolidated variable interest rate debt consisted of $287.0 million of borrowings under our line of credit and $225.6 million under our mortgage notes (including variable-rate mortgage notes related to assets held for sale), which represented 51.1% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $512.6 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2019, would change our annual interest expense by approximately $1.3 million.
Derivative Instruments. As of March 31, 2019, we had 18 outstanding derivative instruments with a total notional amount of $940.3 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in our 2018 Form 10-K.
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
The table below summarizes the redemption activity for the three months ended March 31, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (1)
January 31, 2019	955	$7.52	955	—
February 28, 2019	1,188	7.47	1,188	—
March 31, 2019	808	7.32	808	—
Total	2,951	$7.45	2,951	—

(1)	We limit the number of shares that may be redeemed under the share redemption program as described above.

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

10.1	Second Amended and Restated Advisory Agreement 2018. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2019.

10.2	Seventh Amended and Restated Operating Partnership Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 7, 2019.

10.3
Eighth Amended and Restated Operating Partnership Agreement. Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-3D (File No. 333-230311), filed with the SEC on March 15, 2019.

10.4	Second Amended and Restated Credit and Term Loan Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2019.

10.5	Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 16, 2019.

10.6
Purchase and Sale Contract between DPF 655 Montgomery LP and BCAL 655 Montgomery Property LLC, dated February 8, 2019. Incorporated by reference to Exhibit 10.36 to the Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-222630), filed with the SEC on April 16, 2019.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

Date: May 14, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)