Form 10-Q
period 2019-06-30
Black Creek Diversified Property Fund Inc.
filed 2019-08-12
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
_______________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 6, 2019, there were 4,598,800 shares of the registrant’s Class T common stock, 18,864,283 shares of the registrant’s Class S common stock, 3,249,296 shares of the registrant’s Class D common stock, 41,321,371 shares of the registrant’s Class I common stock and 70,070,337 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
໿

	As of
(in thousands, except per share data)	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,403,183	$1,507,112
Debt-related investments, net	2,656	10,680
Cash and cash equivalents	117,976	10,008
Restricted cash	7,755	7,030
Other assets	50,273	46,272
Total assets	$1,581,843	$1,581,102
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$28,248	$31,580
Debt, net	834,962	1,001,298
Intangible lease liabilities, net	45,020	47,196
Financing obligations, net	141,509	52,336
Other liabilities	38,773	37,679
Total liabilities	1,088,512	1,170,089
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 71,923 shares and 77,390 shares issued and outstanding, respectively	719	774
Class T common stock, $0.01 par value—500,000 shares authorized, 3,902 shares and 2,783 shares issued and outstanding, respectively	39	28
Class S common stock, $0.01 par value—500,000 shares authorized, 17,590 shares and 10,516 shares issued and outstanding, respectively	176	105
Class D common stock, $0.01 par value—500,000 shares authorized, 3,080 shares and 2,778 shares issued and outstanding, respectively	31	28
Class I common stock, $0.01 par value—500,000 shares authorized, 40,498 shares and 37,385 shares issued and outstanding, respectively	405	374
Additional paid-in capital	1,237,758	1,199,736
Distributions in excess of earnings	(811,530)	(867,849)
Accumulated other comprehensive (loss) income	(13,849)	522
Total stockholders’ equity	413,749	333,718
Noncontrolling interests	79,582	77,295
Total equity	493,331	411,013
Total liabilities and equity	$1,581,843	$1,581,102
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Rental revenues	$44,885	$46,462	$95,456	$90,916
Debt-related income	35	171	158	344
Total revenues	44,920	46,633	95,614	91,260
Operating expenses:
Rental expenses	14,216	15,293	30,285	31,123
Real estate-related depreciation and amortization	14,745	14,428	28,988	28,241
General and administrative expenses	2,100	2,278	4,144	4,812
Advisory fees, related party	3,236	3,576	6,364	7,255
Impairment of real estate property	—	—	—	6,800
Total operating expenses	34,297	35,575	69,781	78,231
Other (expenses) income:
Interest expense	(11,936)	(12,298)	(25,310)	(23,538)
Gain on sale of real estate property	84,449	12,434	85,640	12,434
Gain on extinguishment of debt and financing commitments, net	—	—	1,002	—
Other income (expenses)	168	(192)	25	(314)
Total other income (expenses)	72,681	(56)	61,357	(11,418)
Net income	83,304	11,002	87,190	1,611
Net income attributable to noncontrolling interests	(5,905)	(887)	(6,189)	(131)
Net income attributable to common stockholders	$77,399	$10,115	$81,001	$1,480
Weighted-average shares outstanding—basic	136,661	127,362	134,765	128,149
Weighted-average shares outstanding—diluted	147,087	138,485	145,219	139,337
Net income attributable to common stockholders per common share—basic and diluted	$0.57	$0.08	$0.60	$0.01
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$83,304	$11,002	$87,190	$1,611
Change from cash flow hedging derivatives	(8,995)	3,569	(15,488)	8,244
Comprehensive income	74,309	14,571	71,702	9,855
Comprehensive income attributable to noncontrolling interests	(5,264)	(1,137)	(5,072)	(743)
Comprehensive income attributable to common stockholders	$69,045	$13,434	$66,630	$9,112
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity

	Common Stock
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED JUNE 30, 2018
Balance as of March 31, 2018	128,460	$1,285	$1,192,262	$(839,497)	$3,617	$84,880	$442,547
Net income	—	—	—	10,115	—	887	11,002
Unrealized gain from derivative instruments	—	—	—	—	3,319	250	3,569
Issuance of common stock, net of offering costs	5,874	59	41,036	—	—	—	41,095
Share-based compensation, net of forfeitures	—	—	(398)	—	—	—	(398)
Redemptions of common stock	(6,355)	(64)	(47,411)	—	—	—	(47,475)
Amortization of share-based compensation	—	—	582	—	—	—	582
Distributions declared on common stock and noncontrolling interests	—	—	—	(11,851)	—	(1,123)	(12,974)
Redemptions of noncontrolling interests	—	—	(196)	—	—	(757)	(953)
Balance as of June 30, 2018	127,979	$1,280	$1,185,875	$(841,233)	$6,936	$84,137	$436,995
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	133,754	$1,338	$1,217,952	$(876,446)	$(5,495)	$76,121	$413,470
Net income	—	—	—	77,399	—	5,905	83,304
Unrealized loss from derivative instruments	—	—	—	—	(8,354)	(641)	(8,995)
Issuance of common stock, net of offering costs	7,825	77	53,504	—	—	—	53,581
Share-based compensation, net of forfeitures	56	1	416	—	—	—	417
Redemptions of common stock	(4,642)	(46)	(33,921)	—	—	—	(33,967)
Amortization of share-based compensation	—	—	(345)	—	—	—	(345)
Distributions declared on common stock and noncontrolling interests	—	—	—	(12,483)	—	(985)	(13,468)
Redemptions of noncontrolling interests	—	—	152	—	—	(818)	(666)
Balance as of June 30, 2019	136,993	$1,370	$1,237,758	$(811,530)	$(13,849)	$79,582	$493,331
FOR THE SIX MONTHS ENDED JUNE 30, 2018
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net income	—	—	—	1,480	—	131	1,611
Unrealized gain from derivative instruments	—	—	—	—	7,632	612	8,244
Issuance of common stock, net of offering costs	9,145	92	63,321	—	—	—	63,413
Share-based compensation, net of forfeitures	38	—	(117)	—	—	—	(117)
Redemptions of common stock	(13,670)	(137)	(101,704)	—	—	—	(101,841)
Amortization of share-based compensation	—	—	600	—	—	—	600
Distributions declared on common stock and noncontrolling interests	—	—	—	(23,892)	—	(2,183)	(26,075)
Redemptions of noncontrolling interests	—	—	(286)	—	—	(1,280)	(1,566)
Balance as of June 30, 2018	127,979	$1,280	$1,185,875	$(841,233)	$6,936	$84,137	$436,995
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	81,001	—	6,189	87,190
Unrealized loss from derivative instruments	—	—	—	—	(14,371)	(1,117)	(15,488)
Issuance of common stock, net of offering costs	13,652	136	93,504	—	—	—	93,640
Share-based compensation, net of forfeitures	82	1	604	—	—	—	605
Redemptions of common stock	(7,593)	(76)	(55,874)	—	—	—	(55,950)
Amortization of share-based compensation	—	—	(364)	—	—	—	(364)
Distributions declared on common stock and noncontrolling interests	—	—	—	(24,682)	—	(1,967)	(26,649)
Redemptions of noncontrolling interests	—	—	152	—	—	(818)	(666)
Balance as of June 30, 2019	136,993	$1,370	$1,237,758	$(811,530)	$(13,849)	$79,582	$493,331
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net income	$87,190	$1,611
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate-related depreciation and amortization	28,988	28,241
Gain on sale of real estate property	(85,640)	(12,434)
Lease termination fee	—	14,000
Impairment of real estate property	—	6,800
Gain on extinguishment of debt and financing commitments, net	(1,002)	—
Other	(4,074)	(2,217)
Changes in operating assets and liabilities	(5,019)	2,015
Net cash provided by operating activities	20,443	38,016
Investing activities:
Real estate acquisitions	(38,843)	(36,853)
Capital expenditures	(28,197)	(14,788)
Proceeds from disposition of real estate property	129,011	64,075
Principal collections on debt-related investments	8,020	216
Other	(4,206)	(1,527)
Net cash provided by investing activities	65,785	11,123
Financing activities:
Repayments of mortgage notes	(33,740)	(928)
Net (repayments of) proceeds from line of credit	(81,000)	10,000
Proceeds from term loan	50,000	—
Redemptions of common stock	(55,950)	(101,841)
Distributions on common stock	(14,456)	(14,394)
Proceeds from issuance of common stock	91,704	59,167
Proceeds from financing obligations	82,056	8,738
Offering costs for issuance of common stock and private placements	(5,683)	(3,831)
Distributions to noncontrolling interest holders	(1,967)	(2,178)
Redemption of OP Unit holder interests	(666)	(1,567)
Other	(7,833)	(1,282)
Net cash provided by (used in) financing activities	22,465	(48,116)
Net increase in cash, cash equivalents and restricted cash	108,693	1,023
Cash, cash equivalents and restricted cash, at beginning of period	17,038	19,016
Cash, cash equivalents and restricted cash, at end of period	$125,731	$20,039
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

2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Land	$386,243	$421,531
Buildings and improvements	1,215,158	1,271,773
Intangible lease assets	302,495	315,429
Investment in real estate properties	1,903,896	2,008,733
Accumulated depreciation and amortization	(500,713)	(501,621)
Net investment in real estate properties	$1,403,183	$1,507,112
Dispositions
During the six months ended June 30, 2019, we sold two office properties and two outparcels for net proceeds of approximately $129.0 million, which is net of the secured debt repayment described in “Note 3.” We recorded a net gain on sale of approximately $85.6 million.
During the six months ended June 30, 2018, we sold one office property and one building from a two-building office property for net proceeds of approximately $64.1 million. We recorded a net gain on sale of approximately $12.4 million.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of June 30, 2019 and December 31, 2018 include the following:

	As of June 30, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$270,149	$(233,079)	$37,070	$282,961	$(238,768)	$44,193
Above-market lease assets	32,346	(31,791)	555	32,468	(31,382)	1,086
Below-market lease liabilities	(80,257)	35,237	(45,020)	(82,060)	34,864	(47,196)
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$2,726	$3,086	$6,908	$5,448
Above-market lease amortization	(196)	(235)	(532)	(419)
Below-market lease amortization	1,113	1,167	2,160	2,418
Real estate-related depreciation and amortization:
Depreciation expense	$11,059	$9,405	$20,620	$18,685
Intangible lease asset amortization	3,686	5,023	8,368	9,556

Future Minimum Rentals
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our tenants under the terms of non-cancelable operating and ground leases in effect as of June 30, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	June 30, 2019	December 31, 2018
2019	$61,182	$133,999
2020	118,680	116,145
2021	109,890	104,997
2022	96,353	88,136
2023	82,737	74,661
Thereafter	319,070	323,040
Total	$787,912	$840,978
Real Estate Property Impairment
We did not record an impairment related to any of our real estate properties during the six months ended June 30, 2019. During the six months ended June 30, 2018, we recorded a $6.8 million non-cash impairment charge related to a retail property located in the Jacksonville, Florida market, which was disposed of in October 2018. The impairment was a result of a shortened hold period based on the consideration of potential disposition options for the property, which ultimately resulted in the reduction of our estimated future cash flows below our net book value.
3. DEBT
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2019	December 31, 2018	Maturity Date	June 30, 2019	December 31, 2018
Line of credit (1)	3.90%	4.05%	January 2023	$50,000	$131,000
Term loan (2)	3.48	3.52	January 2024	325,000	275,000
Term loan (3)	3.39	3.79	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.67	3.57	September 2021 - December 2029	140,192	173,932
Floating-rate mortgage notes (5)	4.65	4.97	January 2020	127,000	225,600
Total principal amount / weighted-average (6)	3.69%	3.98%		$842,192	$1,005,532
Less: unamortized debt issuance costs				$(7,550)	$(4,627)
Add: mark-to-market adjustment on assumed debt				320	393
Total debt, net				$834,962	$1,001,298
Gross book value of properties encumbered by debt				$436,787	$598,978

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of June 30, 2019, the unused and available portions under the line of credit were approximately $400.0 million and $252.3 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(2)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of June 30, 2019. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this term loan.

(3)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loans as of June 30, 2019. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.

(4)
The amount outstanding as of June 30, 2019 includes a $51.6 million floating-rate mortgage note that was subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. In conjunction with the disposition of 655 Montgomery in May 2019, we repaid approximately $83.1 million of floating-rate secured debt that would have matured in September 2020. As of June 30, 2019 and December 31, 2018, our floating-rate mortgage notes were subject to a weighted-average interest rate spread of 2.25% and 2.47%, respectively.

(6)	The weighted-average remaining term of our borrowings was approximately 3.6 years as of June 30, 2019, excluding the impact of certain extension options.
As of June 30, 2019, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes (1)	Total
Remainder of 2019	$—	$—	$1,335	$1,335
2020	—	—	129,766	129,766
2021	—	—	11,627	11,627
2022 (2)	—	200,000	2,478	202,478
2023 (3)	50,000	—	47,967	97,967
Thereafter	—	325,000	74,019	399,019
Total principal payments	$50,000	$525,000	$267,192	$842,192

(1)	Includes a $127.0 million floating-rate mortgage note expiring in January 2020, which may be extended pursuant to two one-year extension options, subject to certain conditions.

(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.

(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
LIBOR is expected to be discontinued after 2021. As of June 30, 2019, our line of credit, term loans and a $51.6 million mortgage note are our only indebtedness with maturity dates beyond 2021 that has exposure to LIBOR. The agreements governing the line of credit and term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of June 30, 2019.
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
During the next 12 months, we estimate that approximately $0.6 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
As of June 30, 2019
Interest rate swaps (1)	14	$601,571	$716	$12,881
Interest rate caps	3	257,200	—	—
Total derivative instruments	17	$858,771	$716	$12,881
As of December 31, 2018
Interest rate swaps	15	$634,565	$6,692	$3,220
Interest rate caps	4	338,450	25	—
Total derivative instruments	19	$973,015	$6,717	$3,220

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that will become effective in January 2020.
The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(8,316)	$3,176	$(13,023)	$7,148
(Gain) loss reclassified from AOCI into interest expense	(679)	393	(1,091)	1,096
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	—	—	(1,374)	—
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	11,936	12,298	25,310	23,538
Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in income	$(1)	$(43)	$(25)	$9

4. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2019
Assets:
Derivative instruments	$—	$716	$—	$716
Total assets measured at fair value	$—	$716	$—	$716
Liabilities:
Derivative instruments	$—	$12,881	$—	$12,881
Total liabilities measured at fair value	$—	$12,881	$—	$12,881
As of December 31, 2018
Assets:
Derivative instruments	$—	$6,717	$—	$6,717
Total assets measured at fair value	$—	$6,717	$—	$6,717
Liabilities:
Derivative instruments	$—	$3,220	$—	$3,220
Total liabilities measured at fair value	$—	$3,220	$—	$3,220
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
Nonrecurring Fair Value Measurements
As of June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:
໿

	As of June 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments	$2,661	$2,689	$10,682	$10,709
Liabilities:
Line of credit	$50,000	$50,000	$131,000	$131,000
Term loans	525,000	525,000	475,000	475,000
Mortgage notes	267,192	265,723	399,532	398,117

(1)	The carrying amount reflects the principal amount outstanding.

5. STOCKHOLDERS' EQUITY
Public Offering
A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the six months ended June 30, 2019, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$10,365	$51,981	$3,785	$25,573	$—	$91,704
DRIP	293	1,114	288	3,784	4,575	10,054
Total offering	$10,658	$53,095	$4,073	$29,357	$4,575	$101,758
Number of shares sold:
Primary offering	1,364	6,938	514	3,474	—	12,290
DRIP	40	151	39	512	620	1,362
Total offering	1,404	7,089	553	3,986	620	13,652
Common Stock
The following table describes the changes in each class of common shares during the periods presented below:

(in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2018
Balance as of March 31, 2018	2,108	1,590	2,493	33,817	88,452	128,460
Issuance of common stock:
Primary shares	304	2,513	74	2,350	—	5,241
Distribution reinvestment plan	16	12	16	234	355	633
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(120)	—	(126)	(1,407)	(4,702)	(6,355)
Balance as of June 30, 2018	2,308	4,115	2,457	34,994	84,105	127,979
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	3,261	13,815	2,986	38,501	75,191	133,754
Issuance of common stock:
Primary shares	890	3,699	270	2,266	—	7,125
Distribution reinvestment plan	22	87	20	263	308	700
Share-based compensation	—	—	—	56	—	56
Redemptions of common stock	(271)	(11)	(196)	(588)	(3,576)	(4,642)
Balance as of June 30, 2019	3,902	17,590	3,080	40,498	71,923	136,993
FOR THE SIX MONTHS ENDED JUNE 30, 2018
Balance as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	371	4,037	97	3,366	—	7,871
Distribution reinvestment plan	32	14	32	469	727	1,274
Share-based compensation	—	—	—	38	—	38
Redemptions of common stock	(157)	—	(182)	(3,014)	(10,317)	(13,670)
Balance as of June 30, 2018	2,308	4,115	2,457	34,994	84,105	127,979
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	1,364	6,938	514	3,474	—	12,290
Distribution reinvestment plan	40	151	39	512	620	1,362
Share-based compensation	—	—	—	82	—	82
Redemptions of common stock	(285)	(15)	(251)	(955)	(6,087)	(7,593)
Balance as of June 30, 2019	3,902	17,590	3,080	40,498	71,923	136,993

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
June 30	0.09375	7,303	1,312	5,180	13,795
Total	$0.18750	$14,501	$2,556	$10,177	$27,234
2018
March 31	$0.09375	$7,240	$1,127	$4,789	$13,156
June 30	0.09375	7,137	1,221	4,710	13,068
September 30	0.09375	7,157	1,174	4,738	13,069
December 31	0.09375	7,180	1,202	4,814	13,196
Total	$0.37500	$28,714	$4,724	$19,051	$52,489

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to holders of partnership units (“OP Units”) in Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”); (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to certain classes of our shares. See “Note 6” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2019	2018
Number of shares requested for redemption or repurchase	7,593	13,670
Number of shares redeemed or repurchased	7,593	13,670
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.37	$7.45

6. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The following table summarizes the fees and expenses incurred by us for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager, and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Upfront selling commissions (1)	$622	$287	$1,107	$423	$—	$—
Ongoing distribution fees (1)	329	93	585	148	114	76
Advisory fees	2,895	3,524	5,800	7,164	1,092	3,225
Other expense reimbursements—Advisor	2,418	1,989	4,763	4,390	855	1,411
Other expense reimbursements—Dealer Manager	114	360	361	432	—	—
DST Program advisory fees	341	52	564	91	—	—
DST Program selling commissions (1)	887	329	1,381	437	—	—
DST Program dealer manager fees (1)	118	99	233	131	—	—
DST Program other reimbursements—Dealer Manager	171	28	372	37	—	—
DST Program facilitation and loan origination fees	886	—	1,307	—	—	—
Total	$8,781	$6,761	$16,473	$13,253	$2,061	$4,712

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
Company Restricted Stock Units (“Company RSUs”)
All Company RSUs have vested as of June 30, 2019.
7. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to common stockholders—basic	$77,399	$10,115	$81,001	$1,480
Net income attributable to OP Units	5,905	887	6,189	131
Net income attributable to common stockholders—diluted	$83,304	$11,002	$87,190	$1,611
Weighted-average shares outstanding—basic	136,661	127,362	134,765	128,149
Incremental weighted-average shares effect of conversion of OP Units	10,426	11,123	10,454	11,188
Weighted-average shares outstanding—diluted	147,087	138,485	145,219	139,337
Net income per share attributable to common stockholders:
Basic	$0.57	$0.08	$0.60	$0.01
Diluted	$0.57	$0.08	$0.60	$0.01
໿
8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Distributions reinvested in common stock	$10,054	$9,493
Change in accrued future ongoing distribution fees	3,997	2,354
Repayment of mortgage notes upon disposition of real estate property	83,140	—

Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$10,008	$10,475
Restricted cash	7,030	8,541
Cash, cash equivalents and restricted cash	$17,038	$19,016
End of period:
Cash and cash equivalents	$117,976	$12,603
Restricted cash	7,755	7,436
Cash, cash equivalents and restricted cash	$125,731	$20,039
9. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2019.
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
The following table reflects our total assets by business segment as of June 30, 2019 and December 31, 2018:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Assets:
Office	$588,723	$724,875
Retail	665,474	671,007
Industrial	148,985	111,230
Corporate	178,661	73,990
Total assets	$1,581,843	$1,581,102

The following table sets forth the financial results by segment for the three and six months ended June 30, 2019 and 2018:
໿

(in thousands)	Office	Retail	Industrial	Consolidated
For the Three Months Ended June 30, 2019
Rental revenues	$24,190	$17,468	$3,227	$44,885
Rental expenses	(9,398)	(4,105)	(713)	(14,216)
Net operating income	$14,792	$13,363	$2,514	$30,669
Real estate-related depreciation and amortization	$6,813	$6,336	$1,596	$14,745
For the Three Months Ended June 30, 2018
Rental revenues	$26,261	$18,291	$1,910	$46,462
Rental expenses	(10,718)	(4,212)	(363)	(15,293)
Net operating income	$15,543	$14,079	$1,547	$31,169
Real estate-related depreciation and amortization	$8,109	$5,384	$935	$14,428
For the Six Months Ended June 30, 2019
Rental revenues	$53,914	$35,515	$6,027	$95,456
Rental expenses	(20,258)	(8,663)	(1,364)	(30,285)
Net operating income	$33,656	$26,852	$4,663	$65,171
Real estate-related depreciation and amortization	$14,988	$11,059	$2,941	$28,988
For the Six Months Ended June 30, 2018
Rental revenues	$50,685	$36,890	$3,341	$90,916
Rental expenses	(21,725)	(8,810)	(588)	(31,123)
Net operating income	$28,960	$28,080	$2,753	$59,793
Real estate-related depreciation and amortization	$15,994	$10,674	$1,573	$28,241
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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income attributable to common stockholders	$77,399	$10,115	$81,001	$1,480
Debt-related income	(35)	(171)	(158)	(344)
Real estate-related depreciation and amortization	14,745	14,428	28,988	28,241
General and administrative expenses	2,100	2,278	4,144	4,812
Advisory fees, related party	3,236	3,576	6,364	7,255
Impairment of real estate property	—	—	—	6,800
Interest expense	11,936	12,298	25,310	23,538
Gain on sale of real estate property	(84,449)	(12,434)	(85,640)	(12,434)
Gain on extinguishment of debt and financing commitments, net	—	—	(1,002)	—
Other (income) expenses	(168)	192	(25)	314
Net income attributable to noncontrolling interests	5,905	887	6,189	131
Net operating income	$30,669	$31,169	$65,171	$59,793
11. SUBSEQUENT EVENTS
Acquisition of Property
On July 2, 2019, we acquired our first multi-family property (“The Daley”) located in Rockville, Maryland for a purchase price of approximately $93.5 million, and on July 9, 2019, we acquired our second multi-family property (“Broadstone Winter Park”) located in Winter Park, Florida for a purchase price of approximately $84.5 million.

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

OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2019, our real estate portfolio consisted of 47 properties, which includes six properties that are part of the DST Program (as defined below), totaling approximately 7.7 million square feet located in 18 markets throughout the U.S., with 445 tenants.
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
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the six months ended June 30, 2019, we raised $91.7 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $10.1 million from the sale of common stock under our distribution reinvestment plan. See “Note 5 to the Condensed Consolidated Financial Statements” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During the six months ended June 30, 2019, we sold $90.7 million of interests related to the DST Program.
We have operated in three reportable segments: office, retail and industrial. Subsequent to June 30, 2019, we entered into the multi-family segment. Refer to “Subsequent Events” below for further detail regarding our multi-family acquisitions. The following table summarizes our real estate portfolio by segment as of June 30, 2019:

($ and square feet in thousands)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	10	12	2,581	86.8%	$897,650	46.3%
Retail properties	7	28	3,071	92.1	870,400	44.9
Industrial properties	7	7	2,057	99.6	169,550	8.8
Total real estate portfolio	18	47	7,709	92.3%	$1,937,600	100.0%

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
The following table sets forth the components of total NAV as of June 30, 2019 and December 31, 2018:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Office properties	$897,650	$1,107,500
Retail properties	870,400	862,000
Industrial properties	169,550	128,400
Total real property investments	$1,937,600	$2,097,900
Cash and other assets, net of other liabilities	(21,315)	(42,576)
Debt obligations	(840,723)	(1,004,117)
Aggregate Fund NAV	$1,075,562	$1,051,207
Total Fund Interests outstanding	147,384	141,334
The following table shows the NAV per Fund Interest as of June 30, 2019:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
As of June 30, 2019
Monthly NAV	$1,075,562	$28,476	$128,367	$22,473	$295,543	$524,871	$75,832
Fund Interests outstanding	147,384	3,902	17,590	3,080	40,498	71,923	10,391
NAV Per Fund Interest	$7.30	$7.30	$7.30	$7.30	$7.30	$7.30	$7.30
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
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of June 30, 2019, we estimated approximately $11.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuation for our real properties as of June 30, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $1.94 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.82 billion, representing an increase of approximately $120.0 million, or 6.6%. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Office	Retail	Industrial	Weighted-Average Basis
Exit capitalization rate	6.45%	6.41%	6.11%	6.41%
Discount rate / internal rate of return (“IRR”)	7.15%	6.93%	6.94%	7.05%
Annual market rent growth rate	3.03%	2.96%	3.00%	2.99%
Average holding period (years)	10.0	10.0	10.0	10.0
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.84%	2.44%	2.83%	2.66%
	0.25% increase	(2.63)%	(2.26)%	(2.60)%	(2.46)%
Discount rate (weighted-average)	0.25% decrease	2.07%	1.92%	1.95%	2.00%
	0.25% increase	(2.02)%	(1.88)%	(1.91)%	(1.95)%
The valuation of our debt obligations as of June 30, 2019 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the June 30, 2019 valuation was 4.03%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would increase the fair value of our debt obligations by approximately 0.19%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.66%.
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
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the six months ended June 30, 2019, we completed the following activities:

•
Our NAV decreased from $7.44 per share as of December 31, 2018 to $7.30 per share as of June 30, 2019, primarily due to the interest rate yield curve shifting since year-end, lowering the market value of our interest rate derivative instruments, as well the disposition of 655 Montgomery, whereby the contracted sales price, net of selling costs and customary closing credits and provisions, was lower than the fair value at which we were carrying the asset in accordance with our NAV calculation and valuation procedures. Consistent with our valuation procedures, certain purchase price adjustments and one-time transaction costs related to this disposition were recognized in our NAV calculation upon the transaction becoming probable. The gross sales price of 655 Montgomery was approximately $191.5 million, before selling costs and customary closing credits and provisions. As of the date of closing, our aggregate cost basis (before accumulated amortization and depreciation) in 655 Montgomery was approximately $135.2 million. The timing of valuation changes recorded in our NAV will not necessarily correlate with the changes recorded on our condensed consolidated financial statements prepared pursuant to GAAP.

•
We acquired two industrial properties comprising 0.5 million square feet for an aggregate purchase price of approximately $39.1 million. Additionally, subsequent to June 30, 2019, we acquired our first two multi-family properties. Refer to “Subsequent Events” below for additional information.

•
We sold two office properties and two outparcels for net proceeds of approximately $129.0 million, which is net of the secured debt repayment described below. We recorded a net gain on sale of approximately $85.6 million.

•	In conjunction with the disposition of 655 Montgomery, we repaid approximately $83.1 million of floating-rate secured debt that would have matured in September 2020.

•
In January 2019, we amended and restated our existing senior unsecured credit agreements, aggregating $875.0 million, by entering into a $450.0 million line of credit and $525.0 million under our two term loans, for an aggregate $975.0 million of commitments.

•
We decreased our leverage ratio from 47.7% as of December 31, 2018, to 43.4% as of June 30, 2019. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our property-level and corporate-level debt divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures).

•
We leased approximately 719,000 square feet, which included 233,000 square feet of new leases and 486,000 square feet of renewals. This leasing activity contributed to the increase in our real estate portfolio’s leased percentage from 90.6% as of December 31, 2018 to 92.3% as of June 30, 2019.

•	We redeemed 7.6 million shares of common stock at a weighted-average purchase price of $7.37 per share for an aggregate amount of $56.0 million.

Results for the Three and Six Months Ended June 30, 2019 Compared to the Same Periods in 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2019, as compared to the same periods in 2018. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three month periods presented below reflect properties owned as of April 1, 2018 and for the six month periods presented below reflect properties owned as of January 1, 2018. Both same store operating portfolios for the three and six month periods presented below include 43 properties totaling approximately 6.7 million square feet, which represented 87.2% of total rentable square feet as of June 30, 2019.

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
($ in thousands, except per square foot data)	2019	2018	$	%	2019	2018	$	%
Rental revenues:
Same store properties	$41,469	$41,079	$390	0.9%	$86,062	$80,659	$5,403	6.7%
Non-same store properties	3,416	5,383	(1,967)	(36.5)	9,394	10,257	(863)	(8.4)
Total rental revenues	44,885	46,462	(1,577)	(3.4)	95,456	90,916	4,540	5.0
Rental expenses:
Same store properties	(12,928)	(12,586)	(342)	(2.7)	(26,393)	(25,919)	(474)	(1.8)
Non-same store properties	(1,288)	(2,707)	1,419	52.4	(3,892)	(5,204)	1,312	25.2
Total rental expenses	(14,216)	(15,293)	1,077	7.0	(30,285)	(31,123)	838	2.7
Net operating income:
Same store properties	28,541	28,493	48	0.2	59,669	54,740	4,929	9.0
Non-same store properties	2,128	2,676	(548)	(20.5)	5,502	5,053	449	8.9
Total net operating income	30,669	31,169	(500)	(1.6)	65,171	59,793	5,378	9.0
Other income and (expenses):
Debt-related income	35	171	(136)	(79.5)	158	344	(186)	(54.1)
Real estate-related depreciation and amortization	(14,745)	(14,428)	(317)	(2.2)	(28,988)	(28,241)	(747)	(2.6)
General and administrative expenses	(2,100)	(2,278)	178	7.8	(4,144)	(4,812)	668	13.9
Advisory fees, related party	(3,236)	(3,576)	340	9.5	(6,364)	(7,255)	891	12.3
Impairment of real estate property	—	—	—	—	—	(6,800)	6,800	100.0
Interest expense	(11,936)	(12,298)	362	2.9	(25,310)	(23,538)	(1,772)	(7.5)
Gain on sale of real estate property	84,449	12,434	72,015	NM	85,640	12,434	73,206	NM
Gain on extinguishment of debt and financing commitments, net	—	—	—	—	1,002	—	1,002	—
Other incomes (expenses)	168	(192)	360	NM	25	(314)	339	NM
Total other income and (expenses)	52,635	(20,167)	72,802	NM	22,019	(58,182)	80,201	NM
Net income	83,304	11,002	72,302	NM	87,190	1,611	85,579	NM
Net income attributable to noncontrolling interests	(5,905)	(887)	(5,018)	NM	(6,189)	(131)	(6,058)	NM
Net income attributable to common stockholders	$77,399	$10,115	$67,284	NM	$81,001	$1,480	$79,521	NM
Same store supplemental data:
Same store average percentage leased	91.0%	90.9%			90.6%	90.7%
Same store average annualized base rent per square foot	$19.73	$18.87			$19.94	$18.63

NM = Not meaningful
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues decreased by $1.6 million for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in non-same store portfolio rental revenues as a result of nine dispositions since January 1, 2018, which was partially offset by four acquisitions since that same date.
Total rental revenues grew by $4.5 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in same store portfolio rental revenues that was driven by two lease terminations that resulted in a $4.8 million increase in rental revenues for the six months ended June 30, 2019. The lease terminations were comprised of: (i) $14.0 million of consideration received in June 2018 at our Campus Road Office Center property, which was amortized into rental revenues on a straight-line basis through April 2019; and (ii) $1.2 million of consideration received in November 2018 at our Venture Corporate Center office property, which was amortized in to rental revenues on a straight-line basis through May 2019. The growth in total rental revenues was partially offset by a decrease in non-same store portfolio rental revenues as a result of our disposition activity, partially offset by our acquisition activity, as described above.
The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Rental income	$40,185	$41,359	$(1,174)	(2.8)%	$84,771	$81,074	$3,697	4.6%
Straight-line rent	2,726	3,086	(360)	(11.7)	6,908	5,448	1,460	26.8
Amortization of above- and below-market intangibles	917	932	(15)	(1.6)	1,628	1,999	(371)	(18.6)
Other	1,057	1,085	(28)	(2.6)	2,149	2,395	(246)	(10.3)
Total rental revenues	$44,885	$46,462	$(1,577)	(3.4)%	$95,456	$90,916	$4,540	5.0%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses decreased by $1.1 million and $0.8 million for the three and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to a decrease in non-same store rental expenses as a result of our disposition activity since January 1, 2018, which was partially offset by our acquisition activity, as described above.
The following table presents the various components of our rental expenses:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Real estate taxes	$5,756	$6,360	$(604)	(9.5)%	$11,843	$12,489	$(646)	(5.2)%
Repairs and maintenance	4,490	4,629	(139)	(3.0)	9,634	9,794	(160)	(1.6)
Utilities	1,349	1,562	(213)	(13.6)	3,198	3,318	(120)	(3.6)
Property management fees	1,059	1,118	(59)	(5.3)	2,131	2,127	4	0.2
Insurance	321	331	(10)	(3.0)	672	661	11	1.7
Other	1,241	1,293	(52)	(4.0)	2,807	2,734	73	2.7
Total rental expenses	$14,216	$15,293	$(1,077)	(7.0)%	$30,285	$31,123	$(838)	(2.7)%
Other Income and Expenses. The net amount of other income increased by $72.8 million for the three months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of an increase in gain recorded on the sale of real estate property of $72.0 million due to the sale of 655 Montgomery and Rialto office properties in 2019.
The net amount of other income increased by $80.2 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to: (i) an increase in gain recorded on the sale of real estate property of $73.2 million due to the sale of 655 Montgomery and Rialto office properties in 2019; (ii) no impairments recorded in 2019 as compared to $6.8 million recorded in 2018; and (iii) a net gain on extinguishment of debt and financing commitments of $1.0 million recorded in 2019. These drivers were partially offset by an increase in interest expense of $1.8 million that was primarily attributable to higher interest rates associated with our variable-rate debt and higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program.

Segment Summary for the Three and Six Months Ended June 30, 2019 Compared to the Same Periods in 2018
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into three reportable segments: office, retail and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 10 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
($ in thousands, except per square foot data)	2019	2018	$	%	2019	2018	$	%
Rental revenues:
Office	$22,561	$21,761	$800	3.7%	$47,690	$41,722	$5,968	14.3%
Retail	17,465	17,836	(371)	(2.1)	35,462	36,024	(562)	(1.6)
Industrial	1,443	1,482	(39)	(2.6)	2,910	2,913	(3)	(0.1)
Total same store rental revenues	41,469	41,079	390	0.9	86,062	80,659	5,403	6.7
Non-same store properties	3,416	5,383	(1,967)	(36.5)	9,394	10,257	(863)	(8.4)
Total rental revenues	$44,885	$46,462	$(1,577)	(3.4)%	$95,456	$90,916	$4,540	5.0%
NOI:
Office	$13,942	$13,321	$621	4.7%	$30,313	$24,572	$5,741	23.4%
Retail	13,332	13,905	(573)	(4.1)	26,780	27,685	(905)	(3.3)
Industrial	1,267	1,267	—	—	2,576	2,483	93	3.7
Total same store NOI	28,541	28,493	48	0.2	59,669	54,740	4,929	9.0
Non-same store properties	2,128	2,676	(548)	(20.5)	5,502	5,053	449	8.9
Total NOI	$30,669	$31,169	$(500)	(1.6)%	$65,171	$59,793	$5,378	9.0%
Same store average percentage leased:
Office	85.9%	81.7%			84.6%	81.6%
Retail	92.1	95.5			92.4	95.0
Industrial	100.0	100.0			100.0	100.0
Same store average annualized base rent per square foot:
Office	$29.03	$27.00			$29.34	$26.57
Retail	18.38	18.27			18.49	18.08
Industrial	4.63	4.51			4.62	4.50
Office Segment. For the three months ended June 30, 2019, our office segment same store NOI increased $0.6 million as compared to the same period in 2018. This growth was driven by an increase in percentage leased primarily at our Park Place and 3 Second Street properties, which was partially offset by an increase in operating expenses at Park Place. For the six months ended June 30, 2019, our office segment same store NOI increased $5.7 million as compared to the same period in 2018, primarily as a result of the lease terminations described above at our Campus Road Office Center property and our Venture Corporate Center property; an increase in average percentage leased at our Park Place and 3 Second Street properties; and a reduction in real estate tax and operating expense at one of our office properties, which was partially offset by an increase in real estate tax at certain of our properties.
Retail Segment. For the three months ended June 30, 2019, our retail segment same store NOI decreased $0.6 million as compared to the same period in 2018, primarily due to a decrease in average percentage leased in our retail segment same store portfolio that was driven by vacancy at our Durgin Square and Braintree properties. For the six months ended June 30, 2019, our retail segment same store NOI decreased $0.9 million as compared to the same period in 2018, primarily due to a decrease in average percentage leased in our retail segment same store portfolio that was driven by vacancy at our Durgin Square and Braintree properties; an early termination fee received at our Manomet property during the first quarter of 2018; and an increase in real estate tax and utilities at certain of our retail properties.
Industrial Segment. Our industrial segment same store NOI remained relatively constant between the periods under comparison.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2019 Compared to the Same Periods in 2018” above for a reconciliation of our GAAP net (loss) income to NOI for the three and six months ended June 30, 2019 and 2018.
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
The following unaudited table presents a reconciliation of GAAP net income to NAREIT FFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net income attributable to common stockholders	$77,399	$10,115	$81,001	$1,480
GAAP net income per common share—basic and diluted	$0.57	$0.08	$0.60	$0.01
Reconciliation of GAAP net income to NAREIT FFO:
GAAP net income attributable to common stockholders	$77,399	$10,115	$81,001	$1,480
Real estate-related depreciation and amortization	14,745	14,428	28,988	28,241
Impairment of real estate property	—	—	—	6,800
Gain on sale of real estate property	(84,449)	(12,434)	(85,640)	(12,434)
Noncontrolling interests’ share of net income	5,905	887	6,189	131
Noncontrolling interests’ share of NAREIT FFO	(964)	(1,047)	(2,203)	(1,953)
NAREIT FFO attributable to common stockholders—basic	12,636	11,949	28,335	22,265
NAREIT FFO attributable to OP Units	964	1,044	2,203	1,948
NAREIT FFO	$13,600	$12,993	$30,538	$24,213
Weighted-average shares outstanding—basic	136,661	127,362	134,765	128,149
Weighted-average shares outstanding—diluted	147,087	138,485	145,219	139,337
NAREIT FFO per common share—basic and diluted	$0.09	$0.09	$0.21	$0.17

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2019, we had approximately $129.7 million of borrowings maturing in the next 12 months. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property, which may be extended pursuant to two one-year extension options, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings.
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
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Total cash provided by (used in):
Operating activities	$20,443	$38,016	$(17,573)
Investing activities	65,785	11,123	54,662
Financing activities	22,465	(48,116)	70,581
Net increase in cash, cash equivalents and restricted cash	$108,693	$1,023	$107,670
Net cash provided by operating activities decreased by approximately $17.6 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily as a result of a lease termination payment received at our Campus Road Office Center property during the six months ended June 30, 2018, as well as a decrease in working capital including payment to the Advisor of the 2018 performance-based fee in 2019. There was no performance-based fee earned in 2017 that would have been paid in 2018. This was partially offset by an increase in property operations.
Net cash provided by investing activities increased by approximately $54.7 million for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to proceeds received from the sale of two office properties and two outparcels in 2019, which was partially offset by increased capital expenditures for leasing and building improvements.
Net cash used in financing activities for the six months ended June 30, 2018 of $48.1 million increased by approximately $70.6 million to net cash provided by financing activities for the six months ended June 30, 2019 of $22.5 million. The change was primarily attributable to an increase in net offering activity from our DST Program and public offering, as well as a decrease in redemptions. These drivers were partially offset by a decrease in our net borrowing activity. The decrease in our borrowing activity was driven by repayment of a portion of our line of credit and repayment in full of mortgage notes that was partially offset by proceeds from additional borrowing under our term loan.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of June 30, 2019, we had an aggregate of $975.0 million of commitments under our credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) approximately $50.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.90%; and (ii) $525.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.45%, which were effectively fixed through the use of interest rate swaps.
The unused and available portions under our line of credit were $400.0 million and $252.3 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of an extension fee. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
LIBOR is expected to be discontinued after 2021. As of June 30, 2019, our line of credit, term loans and a $51.6 million mortgage note are our only indebtedness with maturity dates beyond 2021 that has exposure to LIBOR. The agreements governing the line of credit and term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of June 30, 2019, we had property-level borrowings of approximately $267.2 million outstanding with a weighted-average remaining term of approximately 3.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.14%, which includes the effects of interest rate swap agreements related to a $51.6 million variable-rate mortgage note. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2019.
Offering Proceeds. For the six months ended June 30, 2019, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $101.8 million ($93.6 million net of direct selling costs).
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

 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions				Total Cash Flows from Operating Activities
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows from Operating Activities		Borrowings
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	41.8%	$7,815	58.2%	$5,624
June 30	0.09375	8,615	62.5	5,180	37.5	13,795	13,795	100.0	—	—	14,819
Total	$0.18750	$17,057	62.6%	$10,177	37.4%	$27,234	$19,419	71.3%	$7,815	28.7%	$20,443
2018
March 31	$0.09375	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	70.6%	$3,874	29.4%	$9,282
June 30	0.09375	8,358	64.0	4,710	36.0	13,068	13,068	100.0	—	—	28,734
September 30	0.09375	8,331	63.7	4,738	36.3	13,069	13,069	100.0	—	—	14,563
December 31	0.09375	8,382	63.5	4,814	36.5	13,196	13,196	100.0	—	—	14,937
Total	$0.37500	$33,438	63.7%	$19,051	36.3%	$52,489	$48,615	92.6%	$3,874	7.4%	$67,516

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

For the three months ended June 30, 2019 and 2018, our FFO was $13.6 million, or 98.6% of our total distributions, and $13.0 million, or 99.4% of our total distributions, respectively. For the six months ended June 30, 2019 and 2018, our FFO was $30.5 million, or 112.1% of our total distributions, and $24.2 million, or 92.3% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2019	2018
Number of shares requested for redemption or repurchase	7,593	13,670
Number of shares redeemed or repurchased	7,593	13,670
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.37	$7.45
We funded these redemptions from borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: operating cash flows in excess of our distributions, proceeds from our public offerings, proceeds from the disposition of properties, and other longer-term borrowings.
SUBSEQUENT EVENTS
Acquisition of Property
On July 2, 2019, we acquired our first multi-family property (“Daley”) located in Rockville, Maryland for a purchase price of approximately $93.5 million, and on July 9, 2019, we acquired another multi-family property (“Broadstone”) located in Winter Park, Florida for a purchase price of approximately $84.5 million.

CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2018 was disclosed in our 2018 Form 10-K. Except as otherwise disclosed in “Note 3 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of June 30, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of June 30, 2019, our fixed interest rate debt consisted of $140.2 million under our mortgage notes, which included a $51.6 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $350.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 58.2% of our total consolidated debt as of June 30, 2019. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2019, the fair value and the carrying value of our fixed interest rate debt was $488.7 million and $490.2 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2019. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of June 30, 2019, our consolidated variable interest rate debt consisted of $50.0 million of borrowings under our line of credit, $175.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 41.8% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $352.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2019, would change our annual interest expense by approximately $0.8 million.
Derivative Instruments. As of June 30, 2019, we had 17 outstanding derivative instruments with a total notional amount of $858.8 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2018 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factors set forth below, which updates the risk factors disclosed in our 2018 Form 10-K, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K.
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. Current existing Special Priorities has been granted to: (i) Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed; (ii) Black Creek Industrial Fund LP (“BCIF”) pursuant to which BCIF will be presented one out of every three potential development Industrial Investments, one out of every five potential value-add Industrial Investments, and one out of every three potential core Industrial Investments (subject to terms and conditions of the BCIF partnership agreement) until such time as capital commitments accepted by BCIF on or prior to March 31, 2020 have been called or committed; and (iii) the BTC II Partnership pursuant to which the BTC II Partnership will be presented one out of every three qualifying development Industrial Investments (subject to terms and conditions of the BTC II Partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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
Risks related to variable-rate indebtedness could increase the amount of our debt payments and therefore negatively impact our operating results.
Our debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate, or “LIBOR”, Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.
Furthermore, U.S. and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, stated that it is the FCA’s intention that it will no longer be necessary to persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such statement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it is possible that LIBOR will be discontinued or modified by 2021.
At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR or other benchmarks. The use of alternative reference rates or other reforms could cause the interest rates for our floating rate indebtedness to be materially higher than expected.
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
The table below summarizes the redemption activity for the three months ended June 30, 2019:

(shares in thousands)	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
For the Month Ended:
April 30, 2019	1,175	$7.31	1,175	—
May 31, 2019	1,523	7.24	1,523	—
June 30, 2019	1,944	7.32	1,944	—
Total	4,642	$7.32	4,642	—

(1)	Amount represents the average price paid to investors upon redemption.

(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.

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
Net Asset Value Calculation and Valuation
Effective as of August 9, 2019, our board of directors amended our Net Asset Value Calculation and Valuation Procedures (the “Valuation Procedures”) in order to reflect that for purposes of calculating our NAV, organization and offering costs incurred as part of our corporate-level expenses related to: (i) our primary offering reduce NAV as incurred and (ii) our DST Program reduce NAV on a monthly basis over a two-year period following the completion of each DST offering. The new Valuation Procedures have been filed as an exhibit to this Quarterly Report on Form 10-Q.

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

4.4*	Valuation Procedures.

4.5*	Multiple Class Plan.

10.1*	Amended and Restated Advisory Agreement 2019.

10.2	Seventh Amended and Restated Operating Partnership Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 7, 2019.

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

10.7*	Amendment No. 1 to the Eighth Amended and Restated Operating Partnership Agreement.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

August 12, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

August 12, 2019	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)