Form 10-Q
period 2019-09-30
Black Creek Diversified Property Fund Inc.
filed 2019-11-12
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 6, 2019, there were 5,415,512 shares of the registrant’s Class T common stock, 20,626,916 shares of the registrant’s Class S common stock, 3,411,509 shares of the registrant’s Class D common stock, 43,593,268 shares of the registrant’s Class I common stock and 67,435,183 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
໿

	As of
(in thousands, except per share data)	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,492,071	$1,507,112
Debt-related investments, net	2,616	10,680
Cash and cash equivalents	26,372	10,008
Restricted cash	10,725	7,030
Other assets	47,574	46,272
Assets held for sale	93,761	—
Total assets	$1,673,119	$1,581,102
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$32,641	$31,580
Debt, net	857,889	1,001,298
Intangible lease liabilities, net	44,552	47,196
Financing obligations, net	200,268	52,336
Other liabilities	44,200	37,679
Liabilities related to assets held for sale	1,831	—
Total liabilities	1,181,381	1,170,089
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 69,094 shares and 77,390 shares issued and outstanding, respectively	691	774
Class T common stock, $0.01 par value—500,000 shares authorized, 4,564 shares and 2,783 shares issued and outstanding, respectively	46	28
Class S common stock, $0.01 par value—500,000 shares authorized, 19,518 shares and 10,516 shares issued and outstanding, respectively	195	105
Class D common stock, $0.01 par value—500,000 shares authorized, 3,330 shares and 2,778 shares issued and outstanding, respectively	33	28
Class I common stock, $0.01 par value—500,000 shares authorized, 42,089 shares and 37,385 shares issued and outstanding, respectively	421	374
Additional paid-in capital	1,246,063	1,199,736
Distributions in excess of earnings	(816,811)	(867,849)
Accumulated other comprehensive (loss) income	(17,525)	522
Total stockholders’ equity	413,113	333,718
Noncontrolling interests	78,625	77,295
Total equity	491,738	411,013
Total liabilities and equity	$1,673,119	$1,581,102
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Rental revenues	$44,195	$49,505	$139,651	$140,421
Debt-related income	35	170	193	514
Total revenues	44,230	49,675	139,844	140,935
Operating expenses:
Rental expenses	15,360	15,192	45,645	46,315
Real estate-related depreciation and amortization	14,473	14,961	43,461	43,202
General and administrative expenses	2,181	2,076	6,325	6,888
Advisory fees, related party	3,523	3,877	9,887	11,132
Impairment of real estate property	113	6,600	113	13,400
Total operating expenses	35,650	42,706	105,431	120,937
Other (expenses) income:
Interest expense	(11,764)	(12,166)	(37,074)	(35,704)
Gain on sale of real estate property	10,890	1,398	96,530	13,832
Gain on extinguishment of debt and financing commitments, net	—	—	1,002	—
Other income (expenses)	131	42	156	(272)
Total other (expenses) income	(743)	(10,726)	60,614	(22,144)
Net income (loss)	7,837	(3,757)	95,027	(2,146)
Net (income) loss attributable to noncontrolling interests	(546)	292	(6,735)	161
Net income (loss) attributable to common stockholders	$7,291	$(3,465)	$88,292	$(1,985)
Weighted-average shares outstanding—basic	138,063	128,506	135,877	128,269
Weighted-average shares outstanding—diluted	148,423	139,345	146,299	139,340
Net income (loss) attributable to common stockholders per common share—basic and diluted	$0.05	$(0.03)	$0.65	$(0.02)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$7,837	$(3,757)	$95,027	$(2,146)
Net unrealized loss from available-for-sale securities	(100)	—	(100)	—
Change from cash flow hedging derivatives	(3,900)	2,627	(19,388)	10,871
Comprehensive income (loss)	3,837	(1,130)	75,539	8,725
Comprehensive (loss) income attributable to noncontrolling interests	(222)	120	(5,294)	(623)
Comprehensive income (loss) attributable to common stockholders	$3,615	$(1,010)	$70,245	$8,102
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

	Common Stock
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of June 30, 2018	127,979	$1,280	$1,185,875	$(841,233)	$6,936	$84,137	$436,995
Net loss	—	—	—	(3,465)	—	(292)	(3,757)
Unrealized gain from derivative instruments	—	—	—	—	2,455	172	2,627
Issuance of common stock, net of offering costs	5,742	57	39,766	—	—	—	39,823
Share-based compensation, net of forfeitures	4	—	32	—	—	—	32
Redemptions of common stock	(4,778)	(48)	(35,696)	—	—	—	(35,744)
Amortization of share-based compensation	—	—	144	—	—	—	144
Distributions declared on common stock and noncontrolling interests	—	—	—	(11,900)	—	(1,019)	(12,919)
Redemptions of noncontrolling interests	—	—	(118)	—	—	(2,142)	(2,260)
Balance as of September 30, 2018	128,947	$1,289	$1,190,003	$(856,598)	$9,391	$80,856	$424,941
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	136,993	$1,370	$1,237,758	$(811,530)	$(13,849)	$79,582	$493,331
Net income	—	—	—	7,291	—	546	7,837
Net unrealized loss from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized loss from derivative instruments	—	—	—	—	(3,576)	(324)	(3,900)
Issuance of common stock, net of offering costs	5,268	53	35,306	—	—	—	35,359
Share-based compensation, net of forfeitures	4	—	32	—	—	—	32
Redemptions of common stock	(3,670)	(37)	(26,779)	—	—	—	(26,816)
Amortization of share-based compensation	—	—	116	—	—	—	116
Distributions declared on common stock and noncontrolling interests	—	—	—	(12,572)	—	(971)	(13,543)
Redemptions of noncontrolling interests	—	—	(370)	—	—	(208)	(578)
Balance as of September 30, 2019	138,595	$1,386	$1,246,063	$(816,811)	$(17,525)	$78,625	$491,738
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net loss	—	—	—	(1,985)	—	(161)	(2,146)
Unrealized gain from derivative instruments	—	—	—	—	10,087	784	10,871
Issuance of common stock, net of offering costs	14,887	149	103,087	—	—	—	103,236
Share-based compensation, net of forfeitures	42	—	(85)	—	—	—	(85)
Redemptions of common stock	(18,448)	(185)	(137,400)	—	—	—	(137,585)
Amortization of share-based compensation	—	—	744	—	—	—	744
Distributions declared on common stock and noncontrolling interests	—	—	—	(35,792)	—	(3,202)	(38,994)
Redemptions of noncontrolling interests	—	—	(404)	—	—	(3,422)	(3,826)
Balance as of September 30, 2018	128,947	$1,289	$1,190,003	$(856,598)	$9,391	$80,856	$424,941
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	88,292	—	6,735	95,027
Net unrealized loss from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized loss from derivative instruments	—	—	—	—	(17,947)	(1,441)	(19,388)
Issuance of common stock, net of offering costs	18,920	189	128,810	—	—	—	128,999
Share-based compensation, net of forfeitures	86	1	636	—	—	—	637
Redemptions of common stock	(11,263)	(113)	(82,653)	—	—	—	(82,766)
Amortization of share-based compensation	—	—	(248)	—	—	—	(248)
Distributions declared on common stock and noncontrolling interests	—	—	—	(37,254)	—	(2,938)	(40,192)
Redemptions of noncontrolling interests	—	—	(218)	—	—	(1,026)	(1,244)
Balance as of September 30, 2019	138,595	$1,386	$1,246,063	$(816,811)	$(17,525)	$78,625	$491,738
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$95,027	$(2,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	43,461	43,202
Straight-line rent and amortization of above- and below-market leases	(10,252)	(13,255)
Gain on sale of real estate property	(96,530)	(13,832)
Lease termination fee	—	15,008
Impairment of real estate property	113	13,400
Gain on extinguishment of debt and financing commitments, net	(1,002)	—
Other	6,321	5,787
Changes in operating assets and liabilities	(1,485)	4,415
Net cash provided by operating activities	35,653	52,579
Investing activities:
Real estate acquisitions	(257,506)	(36,853)
Capital expenditures	(34,963)	(27,532)
Proceeds from disposition of real estate property	177,997	66,269
Principal collections on debt-related investments	8,062	326
Other	(4,624)	(1,565)
Net cash (used in) provided by investing activities	(111,034)	645
Financing activities:
Repayments of mortgage notes	(34,401)	(1,547)
Net repayments of line of credit	(58,000)	(2,000)
Proceeds from term loan	50,000	—
Redemptions of common stock	(82,766)	(137,585)
Distributions on common stock	(21,737)	(21,557)
Proceeds from issuance of common stock	125,375	97,816
Proceeds from financing obligations	139,109	23,230
Offering costs for issuance of common stock and private placements	(8,524)	(5,665)
Distributions to noncontrolling interest holders	(2,938)	(3,202)
Redemption of OP Unit holder interests	(1,244)	(3,826)
Other	(9,434)	(2,174)
Net cash provided by (used in) financing activities	95,440	(56,510)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,059	(3,286)
Cash, cash equivalents and restricted cash, at beginning of period	17,038	19,016
Cash, cash equivalents and restricted cash, at end of period	$37,097	$15,730
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
As used herein, the term “commercial” refers to our office, retail and industrial properties or tenants, as applicable.
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
In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections” (“ASU 2019-07”), which updates various codification topics by clarifying or improving the disclosure requirements to align with the SEC’s regulations. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.

2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 3” for detail relating to our real estate properties held for sale.

	As of
(in thousands)	September 30, 2019	December 31, 2018
Land	$401,319	$421,531
Buildings and improvements	1,265,178	1,271,773
Intangible lease assets	259,306	315,429
Investment in real estate properties	1,925,803	2,008,733
Accumulated depreciation and amortization	(433,732)	(501,621)
Net investment in real estate properties	$1,492,071	$1,507,112
Acquisitions
We acquired 100% of the following properties, all of which were determined to be asset acquisitions, during the nine months ended September 30, 2019:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price
Tri-County Distribution Center	Industrial	2/13/2019	$20,729
Florence Logistics Center	Industrial	5/14/2019	18,629
World Connect Logistics Center	Industrial	9/27/2019	43,971
The Daley	Multi-family	7/2/2019	95,305
Juno Winter Park	Multi-family	7/9/2019	84,549
Total acquisitions			$263,183
During the nine months ended September 30, 2019, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

(in thousands)	For the Nine Months Ended September 30, 2019
Land	$33,388
Building	219,825
Intangible lease assets	10,370
Above-market lease assets	265
Below-market lease liabilities	(665)
Total purchase price	$263,183
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2019, as of the respective date of each acquisition, was 5.5 years.
Dispositions
During the nine months ended September 30, 2019, we sold three office properties (655 Montgomery, Rialto and Campus Road Office Center), one retail property (Holbrook) and two outparcels for net proceeds of approximately $178.0 million, which is net of the secured debt repayment described in “Note 4.” We recorded a net gain on sale of approximately $96.5 million.
During the nine months ended September 30, 2018, we sold one office property (Joyce Blvd.), one building from a two-building office property (Park Place 3) and one land parcel that was part of a retail property for net proceeds of approximately $66.3 million. We recorded a net gain on sale of approximately $13.8 million.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities, excluding properties classified as held for sale, as of September 30, 2019 and December 31, 2018 include the following:

	As of September 30, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$237,888	$(197,825)	$40,063	$282,961	$(238,768)	$44,193
Above-market lease assets	21,418	(20,724)	694	32,468	(31,382)	1,086
Below-market lease liabilities	(80,474)	35,922	(44,552)	(82,060)	34,864	(47,196)
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$855	$4,800	$7,763	$10,248
Above-market lease amortization	(125)	(338)	(657)	(757)
Below-market lease amortization	986	1,346	3,146	3,764
Real estate-related depreciation and amortization:
Depreciation expense	$10,416	$9,560	$31,036	$28,245
Intangible lease asset amortization	4,057	5,401	12,425	14,957
Future Minimum Rentals
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial tenants under the terms of non-cancelable operating and ground leases in effect as of September 30, 2019 and December 31, 2018, including properties classified as held for sale and excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	September 30, 2019	December 31, 2018
2019	$31,688	$133,999
2020	119,595	116,145
2021	111,244	104,997
2022	94,283	88,136
2023	79,795	74,661
Thereafter	274,580	323,040
Total	$711,185	$840,978
Leases for our multi-family tenants are generally 12 months or less and are therefore excluded from the table above.
Real Estate Property Impairment
During the nine months ended September 30, 2019, we recorded an incremental impairment of $0.1 million related to the retail property located in the Holbrook, Massachusetts market that had been previously impaired during 2018, which is described below. During the nine months ended September 30, 2018, we recorded a total of $13.4 million of non-cash impairment charges related to two retail properties, one located in the Jacksonville, Florida market, which was disposed of in October 2018, and one located in the Holbrook, Massachusetts market, which was disposed of in August 2019. The impairment was a result of shortened hold periods based on the consideration of potential disposition options for these properties, which ultimately resulted in the reduction of our estimated future cash flows below our net book value.

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
As of September 30, 2019, we had two office properties (Park Place 1 and Austin-Mueller Health Center) that met the criteria to be classified as held for sale. The following table summarizes the amounts held for sale as of September 30, 2019. We subsequently sold Park Place 1 in October 2019 and are expected to sell Austin-Mueller Health Center in December 2019, subject to certain extension options. See “Note 12” for additional information regarding the subsequent disposition of Park Place 1.

	As of
(in thousands)	September 30, 2019	December 31, 2018
Net investment in real estate properties	$90,184	$—
Other assets	3,577	—
Assets held for sale	$93,761	$—
Accounts payable and accrued expenses	$897	$—
Other liabilities	934	—
Liabilities related to assets held for sale	$1,831	$—

4. DEBT
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	September 30, 2019	December 31, 2018	Maturity Date	September 30, 2019	December 31, 2018
Line of credit (1)	3.42%	4.05%	January 2023	$73,000	$131,000
Term loan (2)	3.18	3.52	January 2024	325,000	275,000
Term loan (3)	3.29	3.79	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.67	3.57	September 2021 - December 2029	139,531	173,932
Floating-rate mortgage notes (5)	4.27	4.97	January 2020	127,000	225,600
Total principal amount / weighted-average (6)	3.46%	3.98%		$864,531	$1,005,532
Less: unamortized debt issuance costs				$(6,924)	$(4,627)
Add: mark-to-market adjustment on assumed debt				282	393
Total debt, net				$857,889	$1,001,298
Gross book value of properties encumbered by debt				$438,985	$598,978

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of September 30, 2019, the unused and available portions under the line of credit were approximately $377.0 million and $217.6 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(2)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of September 30, 2019. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $150.0 million in borrowings under this term loan.

(3)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loans as of September 30, 2019. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.

(4)
The amount outstanding as of September 30, 2019 includes a $51.3 million floating-rate mortgage note that was subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. In conjunction with the disposition of 655 Montgomery in May 2019, we repaid approximately $83.1 million of floating-rate secured debt that would have matured in September 2020. As of September 30, 2019 and December 31, 2018, our floating-rate mortgage notes were subject to a weighted-average interest rate spread of 2.25% and 2.47%, respectively.

(6)	The weighted-average remaining term of our borrowings was approximately 3.3 years as of September 30, 2019, excluding the impact of certain extension options.
As of September 30, 2019, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes (1)	Total
Remainder of 2019	$—	$—	$674	$674
2020	—	—	129,766	129,766
2021	—	—	11,627	11,627
2022 (2)	—	200,000	2,478	202,478
2023 (3)	73,000	—	47,967	120,967
Thereafter	—	325,000	74,019	399,019
Total principal payments	$73,000	$525,000	$266,531	$864,531

(1)	Includes a $127.0 million floating-rate mortgage note expiring in January 2020, which may be extended pursuant to two one-year extension options, subject to certain conditions.

(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.

(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
LIBOR is expected to be discontinued after 2021. As of September 30, 2019, our line of credit, term loans and a $51.3 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and a mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2019.
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
The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
As of September 30, 2019
Interest rate swaps (1)	14	$601,291	$360	$16,439
Interest rate caps	1	146,600	—	—
Total derivative instruments	15	$747,891	$360	$16,439
As of December 31, 2018
Interest rate swaps	15	$634,565	$6,692	$3,220
Interest rate caps	4	338,450	25	—
Total derivative instruments	19	$973,015	$6,717	$3,220

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that will become effective in January 2020.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(3,438)	$2,559	$(16,461)	$9,707
(Gain) loss reclassified from AOCI into interest expense	(462)	68	(1,553)	1,164
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	—	—	(1,374)	—
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	11,764	12,166	37,074	35,704
Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in income	$—	$(3)	$(25)	$6
5. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2019
Assets:
Derivative instruments	$—	$360	$—	$360
Total assets measured at fair value	$—	$360	$—	$360
Liabilities:
Derivative instruments	$—	$16,439	$—	$16,439
Total liabilities measured at fair value	$—	$16,439	$—	$16,439
As of December 31, 2018
Assets:
Derivative instruments	$—	$6,717	$—	$6,717
Total assets measured at fair value	$—	$6,717	$—	$6,717
Liabilities:
Derivative instruments	$—	$3,220	$—	$3,220
Total liabilities measured at fair value	$—	$3,220	$—	$3,220
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

Nonrecurring Fair Value Measurements
As of September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:
໿

	As of September 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments	$2,620	$2,646	$10,682	$10,709
Liabilities:
Line of credit	$73,000	$73,000	$131,000	$131,000
Term loans	525,000	525,000	475,000	475,000
Mortgage notes	266,531	265,314	399,532	398,117

(1)	The carrying amount reflects the principal amount outstanding.
6. STOCKHOLDERS' EQUITY
Public Offering
A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the nine months ended September 30, 2019, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$18,204	$66,321	$5,907	$34,943	$—	$125,375
DRIP	440	1,874	437	5,824	6,735	15,310
Total offering	$18,644	$68,195	$6,344	$40,767	$6,735	$140,685
Number of shares sold:
Primary offering	2,032	8,870	806	5,132	—	16,840
DRIP	59	255	59	792	915	2,080
Total offering	2,091	9,125	865	5,924	915	18,920

Common Stock
The following table describes the changes in each class of common shares during the periods presented below:

(in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of June 30, 2018	2,308	4,115	2,457	34,994	84,105	127,979
Issuance of common stock:
Primary shares	333	3,277	275	1,225	—	5,110
Distribution reinvestment plan	15	27	17	234	339	632
Share-based compensation	—	—	—	4	—	4
Redemptions of common stock	(36)	—	(53)	(899)	(3,790)	(4,778)
Balance as of September 30, 2018	2,620	7,419	2,696	35,558	80,654	128,947
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	3,902	17,590	3,080	40,498	71,923	136,993
Issuance of common stock:
Primary shares	668	1,932	292	1,658	—	4,550
Distribution reinvestment plan	19	104	20	280	295	718
Share-based compensation	—	—	—	4	—	4
Redemptions of common stock	(25)	(108)	(62)	(351)	(3,124)	(3,670)
Balance as of September 30, 2019	4,564	19,518	3,330	42,089	69,094	138,595
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	704	7,314	372	4,591	—	12,981
Distribution reinvestment plan	47	41	49	703	1,066	1,906
Share-based compensation	—	—	—	42	—	42
Redemptions of common stock	(193)	—	(235)	(3,913)	(14,107)	(18,448)
Balance as of September 30, 2018	2,620	7,419	2,696	35,558	80,654	128,947
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	2,032	8,870	806	5,132	—	16,840
Distribution reinvestment plan	59	255	59	792	915	2,080
Share-based compensation	—	—	—	86	—	86
Redemptions of common stock	(310)	(123)	(313)	(1,306)	(9,211)	(11,263)
Balance as of September 30, 2019	4,564	19,518	3,330	42,089	69,094	138,595

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
June 30	0.09375	7,303	1,312	5,180	13,795
September 30	0.09375	7,302	1,351	5,270	13,923
Total	$0.28125	$21,803	$3,907	$15,447	$41,157
2018
March 31	$0.09375	$7,240	$1,127	$4,789	$13,156
June 30	0.09375	7,137	1,221	4,710	13,068
September 30	0.09375	7,157	1,174	4,738	13,069
December 31	0.09375	7,180	1,202	4,814	13,196
Total	$0.37500	$28,714	$4,724	$19,051	$52,489

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

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

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2019	2018
Number of shares requested for redemption or repurchase	11,263	18,448
Number of shares redeemed or repurchased	11,263	18,448
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.35	$7.46

7. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The following table summarizes the fees and expenses incurred by us for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager, and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Upfront selling commissions (1)	$449	$411	$1,556	$834	$—	$—
Ongoing distribution fees (1)	379	150	964	298	128	76
Advisory fees	3,008	3,795	8,808	10,959	1,160	3,225
Other expense reimbursements—Advisor	2,636	2,194	7,399	6,584	1,465	1,411
Other expense reimbursements—Dealer Manager	135	151	496	583	—	—
DST Program advisory fees	515	82	1,079	173	—	—
DST Program selling commissions (1)	588	395	1,969	832	—	—
DST Program dealer manager fees (1)	78	111	311	242	—	—
DST Program other reimbursements—Dealer Manager	237	27	609	65	—	—
DST Program facilitation and loan origination fees	815	94	2,122	94	—	—
Total	$8,840	$7,410	$25,313	$20,664	$2,753	$4,712

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
Company Restricted Stock Units (“Company RSUs”)
All Company RSUs have vested as of September 30, 2019.
8. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income (loss) attributable to common stockholders—basic	$7,291	$(3,465)	$88,292	$(1,985)
Net income (loss) attributable to OP Units	546	(292)	6,735	(166)
Net income (loss) attributable to common stockholders—diluted	$7,837	$(3,757)	$95,027	$(2,151)
Weighted-average shares outstanding—basic	138,063	128,506	135,877	128,269
Incremental weighted-average shares effect of conversion of OP Units	10,360	10,839	10,422	11,071
Weighted-average shares outstanding—diluted	148,423	139,345	146,299	139,340
Net income (loss) per share attributable to common stockholders:
Basic	$0.05	$(0.03)	$0.65	$(0.02)
Diluted	$0.05	$(0.03)	$0.65	$(0.02)
໿
9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Distributions reinvested in common stock	$15,310	$14,214
Change in accrued future ongoing distribution fees	5,415	4,364
Repayment of mortgage notes upon disposition of real estate property	83,140	—

Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$10,008	$10,475
Restricted cash	7,030	8,541
Cash, cash equivalents and restricted cash	$17,038	$19,016
End of period:
Cash and cash equivalents	$26,372	$8,914
Restricted cash	10,725	6,816
Cash, cash equivalents and restricted cash	$37,097	$15,730
10. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2019.
11. SEGMENT FINANCIAL INFORMATION
Our four reportable segments are office, retail, multi-family and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely primarily on net operating income to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Items that are not directly assignable to a segment, such as certain corporate items, are not allocated but reflected as reconciling items.
The following table reflects our total assets by business segment as of September 30, 2019 and December 31, 2018:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Assets:
Office (1)	$551,573	$724,875
Retail	660,838	671,007
Multi-family	178,169	—
Industrial	191,675	111,230
Corporate	90,864	73,990
Total assets	$1,673,119	$1,581,102

(1)	As of September 30, 2019. Amount includes properties classified as held for sale. Refer to “Note 3” for further detail.

The following table sets forth the financial results by segment for the three and nine months ended September 30, 2019 and 2018:
໿

(in thousands)	Office	Retail	Multi-family	Industrial	Consolidated
For the Three Months Ended September 30, 2019
Rental revenues	$20,470	$17,422	$2,945	$3,358	$44,195
Rental expenses	(8,916)	(4,323)	(1,441)	(680)	(15,360)
Net operating income	$11,554	$13,099	$1,504	$2,678	$28,835
Real estate-related depreciation and amortization	$6,281	$4,547	$2,008	$1,637	$14,473
For the Three Months Ended September 30, 2018
Rental revenues	$28,795	$18,497	$—	$2,213	$49,505
Rental expenses	(10,622)	(4,124)	—	(446)	(15,192)
Net operating income	$18,173	$14,373	$—	$1,767	$34,313
Real estate-related depreciation and amortization	$8,714	$4,935	$—	$1,312	$14,961
For the Nine Months Ended September 30, 2019
Rental revenues	$74,383	$52,938	$2,945	$9,385	$139,651
Rental expenses	(29,174)	(12,986)	(1,441)	(2,044)	(45,645)
Net operating income	$45,209	$39,952	$1,504	$7,341	$94,006
Real estate-related depreciation and amortization	$21,268	$15,606	$2,008	$4,579	$43,461
For the Nine Months Ended September 30, 2018
Rental revenues	$79,480	$55,387	$—	$5,554	$140,421
Rental expenses	(32,347)	(12,934)	—	(1,034)	(46,315)
Net operating income	$47,133	$42,453	$—	$4,520	$94,106
Real estate-related depreciation and amortization	$24,709	$15,608	$—	$2,885	$43,202
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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$7,291	$(3,465)	$88,292	$(1,985)
Debt-related income	(35)	(170)	(193)	(514)
Real estate-related depreciation and amortization	14,473	14,961	43,461	43,202
General and administrative expenses	2,181	2,076	6,325	6,888
Advisory fees, related party	3,523	3,877	9,887	11,132
Impairment of real estate property	113	6,600	113	13,400
Interest expense	11,764	12,166	37,074	35,704
Gain on sale of real estate property	(10,890)	(1,398)	(96,530)	(13,832)
Gain on extinguishment of debt and financing commitments, net	—	—	(1,002)	—
Other (income) expenses	(131)	(42)	(156)	272
Net income (loss) attributable to noncontrolling interests	546	(292)	6,735	(161)
Net operating income	$28,835	$34,313	$94,006	$94,106
12. SUBSEQUENT EVENTS
Acquisition Under Contract
On October 23, 2019, we entered into a contract to acquire a multi-family property located in Sandy Springs, Georgia with a purchase price of approximately $117.0 million. There can be no assurance that we will complete the acquisition of the property under contract.
Disposition of Property
On October 25, 2019, we sold to an unrelated third party an office property located in Dublin, California (“Park Place 1”) that was classified as held for sale as of September 30, 2019, for gross proceeds of approximately $78.3 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $62.6 million.

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
For further discussion of these and other factors, see Item 1A, “Risk Factors” in our 2018 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2019, our real estate portfolio consisted of 48 properties, which includes two properties classified as held for sale and seven properties that are part of the DST Program (as defined below), totaling approximately 8.6 million square feet located in 19 markets throughout the U.S.
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
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the nine months ended September 30, 2019, we raised $125.4 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $15.3 million from the sale of common stock under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During the nine months ended September 30, 2019, we sold $151.5 million of interests related to the DST Program.
We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real estate portfolio (including properties classified as held for sale) by segment as of September 30, 2019:

($ and square feet in thousands, except for per square foot data)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Average Effective Annual Base Rent per Square Foot (2)	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	9	11	2,414	28.0%	$32.99	85.6%	$865,900	40.5%
Retail properties	7	27	3,009	34.9	18.96	94.1	873,050	40.9
Multi-family properties	2	2	530	6.1	25.10	88.1	182,750	8.6
Industrial properties	8	8	2,678	31.0	4.79	100.0	214,600	10.0
Total real estate portfolio	19	48	8,631	100.0%	$18.21	93.2%	$2,136,300	100.0%

(1)
Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.

(2)
Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of September 30, 2019.

We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, multi-family and industrial), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term investment strategy is likely to prioritize new investments in the industrial and multi-family sectors due to attractive fundamental conditions. We have been focused on selling certain office and retail assets. The disposition of these properties has helped us to increase our current allocation to multi-family and industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, student housing and unimproved land. We currently do not intend to invest in these other types of real estate. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt and other related investments. Any investments in real estate-related securities generally will focus on equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption program.
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and Altus hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors. The information reviewed by this committee is summarized for the audit committee. At least once each calendar year, our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.
As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of total NAV as of September 30, 2019 and December 31, 2018:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Office properties	$865,900	$1,107,500
Retail properties	873,050	862,000
Multi-family properties	182,750	—
Industrial properties	214,600	128,400
Total real property investments	$2,136,300	$2,097,900
Cash and other assets, net of other liabilities	(178,213)	(42,576)
Debt obligations	(863,314)	(1,004,117)
Aggregate Fund NAV	$1,094,773	$1,051,207
Total Fund Interests outstanding	148,907	141,334
The following table sets forth the NAV per Fund Interest as of September 30, 2019:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
Monthly NAV	$1,094,773	$33,552	$143,495	$24,479	$309,444	$507,986	$75,817
Fund Interests outstanding	148,907	4,564	19,518	3,330	42,089	69,094	10,312
NAV Per Fund Interest	$7.35	$7.35	$7.35	$7.35	$7.35	$7.35	$7.35

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
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of September 30, 2019, we estimated approximately $13.3 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuation for our real properties as of September 30, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.14 billion compares to a GAAP basis of real properties, including assets held for sale, (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.99 billion, representing an increase of approximately $150.0 million, or 7.5%. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Office	Retail	Multi-family	Industrial	Weighted-Average Basis
Exit capitalization rate	6.40%	6.39%	5.50%	5.99%	6.29%
Discount rate / internal rate of return (“IRR”)	7.08%	6.87%	7.09%	6.88%	6.98%
Annual market rent growth rate	3.01%	2.96%	3.00%	2.90%	2.99%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Multi-family	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.87%	2.43%	2.97%	2.88%	2.70%
	0.25% increase	(2.65)%	(2.24)%	(2.71)%	(2.64)%	(2.49)%
Discount rate (weighted-average)	0.25% decrease	2.06%	1.91%	1.95%	1.95%	1.98%
	0.25% increase	(2.01)%	(1.87)%	(1.90)%	(1.91)%	(1.93)%

The valuation of our debt obligations as of September 30, 2019 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the September 30, 2019 valuation was 3.60%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 25 basis points would increase the fair value of our debt obligations by approximately 0.18%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 25 basis points would decrease the fair value of our debt obligations by approximately 0.63%.
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
Fund Performance
Our NAV decreased from $7.44 per share as of December 31, 2018 to $7.35 per share as of September 30, 2019. The largest driver of this decline was associated with the interest rate yield curve shifting significantly since year-end as evidenced by the 10-year treasury yield dropping by over 100 basis points, which lowered the market value of our interest rate derivative instruments. Notwithstanding any mark to market gains or losses, the value of these instruments will eventually revert to par upon maturity assuming they are held to maturity as currently intended.
The impact of interest rates on our NAV has been more noticeable this year given the volatility of interest rates. The fluctuation of interest rates primarily impacts how our hedge and debt instruments are valued in calculating our NAV. The following table summarizes the impact of interest rates on our Class I share return:

(as of September 30, 2019)	Trailing Three-Months (1)	Year-to-Date (1)	One-Year (Trailing 12-Months) (1)	Three-Year Annualized (2)	Five-Year Annualized (2)	Since NAV Inception Annualized (2)(3)
Class I Share Return	2.04%	2.71%	2.56%	4.44%	5.73%	6.53%
Class I Share Return (excluding hedge and debt instruments) (4)	2.16%	4.22%	5.17%	4.39%	5.94%	6.67%
Difference	(0.12)%	(1.51)%	(2.61)%	0.05%	(0.21)%	(0.14)%

(1)
Performance is measured by total return, which includes income and appreciation (i.e., changes in NAV and distributions) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical for Class I shares only. Performance is different for other share classes. Current performance may be higher or lower than the performance data quoted.

(2)	Represents the return, which if achieved each year during the respective time period and compounded annually, would produce the Total Return for the respective time period.

(3)
NAV inception is September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.

(4)
Amounts presented are based on adjusted NAVs calculated as if we had not ever marked our hedge or debt instruments to market. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For purposes of calculating fund performance, transactions were assumed to occur at the adjusted NAVs.

Additionally, the disposition of 655 Montgomery in May 2019 resulted in a notable decline in our NAV, whereby the contracted sales price, net of selling costs and customary closing credits and provisions, was lower than the fair value at which we were carrying the asset in accordance with our NAV calculation and valuation procedures. Consistent with our valuation procedures, certain purchase price adjustments and one-time transaction costs related to this disposition were recognized in our NAV calculation upon the transaction becoming probable. The gross sales price of 655 Montgomery was approximately $191.5 million, before selling costs and customary closing credits and provisions. As of the date of closing, our aggregate cost basis (before accumulated amortization and depreciation) in 655 Montgomery was approximately $135.2 million. The timing of valuation changes recorded in our NAV will not necessarily correlate with the changes recorded on our condensed consolidated financial statements prepared pursuant to GAAP.

RESULTS OF OPERATIONS
Summary of 2019 Activities
During the nine months ended September 30, 2019, we completed the following activities:

•
We acquired three industrial properties (Tri-County Distribution Center, Florence Logistics Center and World Connect Logistics Center) comprising 1.1 million square feet for an aggregate purchase price of approximately $83.3 million. Additionally, we acquired two multi-family properties (The Daley and Juno Winter Park) comprising 601 units for an aggregate purchase price of approximately $179.9 million.

•
We sold three office properties (655 Montgomery, Rialto and Campus Road Office Center), one retail property (Holbrook) and two outparcels for net proceeds of approximately $178.0 million, which is net of the secured floating-rate debt repayment of approximately $83.1 million made in conjunction with the 655 Montgomery disposition. We recorded a net gain on sale of approximately $96.5 million.

•
We leased approximately 801,000 square feet, which included 257,000 square feet of new leases and 544,000 square feet of renewals. This leasing activity contributed to the increase in our real estate portfolio’s leased percentage from 90.6% as of December 31, 2018 to 93.2% as of September 30, 2019.

•
In January 2019, we amended and restated our existing senior unsecured credit agreements, aggregating $875.0 million, by entering into a $450.0 million line of credit and $525.0 million under our two term loans, for an aggregate $975.0 million of commitments.

•
We decreased our leverage ratio from 47.7% as of December 31, 2018, to 40.4% as of September 30, 2019. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our property-level and corporate-level debt divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures).

•	We redeemed 11.3 million shares of common stock at a weighted-average purchase price of $7.35 per share for an aggregate amount of $82.8 million.

Results for the Three and Nine Months Ended September 30, 2019 Compared to the Same Periods in 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2019, as compared to the same periods in 2018. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three-month periods presented below includes 42 properties totaling 6.8 million square feet owned as of July 1, 2018, which portfolio represented 79.3% of total rentable square feet as of September 30, 2019. The same store operating portfolio for the nine-month periods presented below includes 41 properties totaling approximately 6.5 million square feet owned as of January 1, 2018, which portfolio represented 75.2% of total rentable square feet as of September 30, 2019.

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
($ in thousands, except per square foot data)	2019	2018	$	%	2019	2018	$	%
Rental revenues:
Same store properties	$39,699	$39,774	$(75)	(0.2)%	$118,310	$115,543	$2,767	2.4%
Non-same store properties	4,496	9,731	(5,235)	(53.8)	21,341	24,878	(3,537)	(14.2)
Total rental revenues	44,195	49,505	(5,310)	(10.7)	139,651	140,421	(770)	(0.5)
Rental expenses:
Same store properties	(13,247)	(12,912)	(335)	(2.6)	(38,770)	(37,504)	(1,266)	(3.4)
Non-same store properties	(2,113)	(2,280)	167	7.3	(6,875)	(8,811)	1,936	22.0
Total rental expenses	(15,360)	(15,192)	(168)	(1.1)	(45,645)	(46,315)	670	1.4
Net operating income:
Same store properties	26,452	26,862	(410)	(1.5)	79,540	78,039	1,501	1.9
Non-same store properties	2,383	7,451	(5,068)	(68.0)	14,466	16,067	(1,601)	(10.0)
Total net operating income	28,835	34,313	(5,478)	(16.0)	94,006	94,106	(100)	(0.1)
Other income and (expenses):
Debt-related income	35	170	(135)	(79.4)	193	514	(321)	(62.5)
Real estate-related depreciation and amortization	(14,473)	(14,961)	488	3.3	(43,461)	(43,202)	(259)	(0.6)
General and administrative expenses	(2,181)	(2,076)	(105)	(5.1)	(6,325)	(6,888)	563	8.2
Advisory fees, related party	(3,523)	(3,877)	354	9.1	(9,887)	(11,132)	1,245	11.2
Impairment of real estate property	(113)	(6,600)	6,487	98.3	(113)	(13,400)	13,287	99.2
Interest expense	(11,764)	(12,166)	402	3.3	(37,074)	(35,704)	(1,370)	(3.8)
Gain on sale of real estate property	10,890	1,398	9,492	NM	96,530	13,832	82,698	NM
Gain on extinguishment of debt and financing commitments, net	—	—	—	—	1,002	—	1,002	100.0
Other income (expenses)	131	42	89	NM	156	(272)	428	NM
Total other income and (expenses)	(20,998)	(38,070)	17,072	44.8	1,021	(96,252)	97,273	NM
Net income	7,837	(3,757)	11,594	NM	95,027	(2,146)	97,173	NM
Net income attributable to noncontrolling interests	(546)	292	(838)	NM	(6,735)	161	(6,896)	NM
Net income attributable to common stockholders	$7,291	$(3,465)	$10,756	NM	$88,292	$(1,985)	$90,277	NM
Same store supplemental data:
Same store average percentage leased	92.4%	91.8%			91.4%	91.5%
Same store average annualized base rent per square foot	$19.22	$19.49			$19.92	$18.57

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues decreased by $5.3 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in our non-same store portfolio rental revenues as a result of eleven dispositions since January 1, 2018, which was partially offset by seven acquisitions since that same date. Total rental revenues decreased by $0.8 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in our non-same store portfolio rental revenues as a result of our disposition activity, partially offset by our acquisition activity, as described above. The non-same store portfolio rental revenues decrease was partially offset by an increase in our same store portfolio rental revenues. Our same store portfolio rental revenues grew primarily due to an increase in percentage leased at our Park Place 1, 3 Second Street, Preston Sherry Plaza and CityView office properties, as well as the lease termination fee generated at our Venture Corporate Center office property. This was partially offset by vacancy at our Braintree and Durgin Square retail properties.
The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Rental income	$41,111	$42,339	$(1,228)	(2.9)%	$125,882	$123,414	$2,468	2.0%
Straight-line rent	855	4,800	(3,945)	(82.2)	7,763	10,248	(2,485)	(24.2)
Amortization of above- and below-market intangibles	861	1,008	(147)	(14.6)	2,489	3,007	(518)	(17.2)
Other	1,368	1,358	10	0.7	3,517	3,752	(235)	(6.3)
Total rental revenues	$44,195	$49,505	$(5,310)	(10.7)%	$139,651	$140,421	$(770)	(0.5)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by $0.2 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to an increase in same store rental expenses as a result of higher real estate taxes at certain of our properties. This was partially offset by a decrease in non-same store rental expenses as a result of our disposition activity since January 1, 2018, which was partially offset by our acquisition activity, as described above. Total rental expenses decreased by $0.7 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in non-same store rental expenses as a result of our disposition activity since January 1, 2018, which was partially offset by our acquisition activity, as described above.
The following table presents the various components of our rental expenses:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(in thousands)	2019	2018	$	%	2019	2018	$	%
Real estate taxes	$5,905	$5,721	$184	3.2%	$17,748	$18,210	$(462)	(2.5)%
Repairs and maintenance	4,259	4,811	(552)	(11.5)	13,893	14,605	(712)	(4.9)
Utilities	1,616	2,070	(454)	(21.9)	4,814	5,388	(574)	(10.7)
Property management fees	1,082	1,110	(28)	(2.5)	3,213	3,236	(23)	(0.7)
Insurance	443	392	51	13.0	1,115	1,053	62	5.9
Other	2,055	1,088	967	88.9	4,862	3,823	1,039	27.2
Total rental expenses	$15,360	$15,192	$168	1.1%	$45,645	$46,315	$(670)	(1.4)%
Other Income and Expenses. The net amount of other expenses decreased by $17.1 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily as a result of an increase in gain recorded on the sale of real estate property of $9.5 million due to the sale of Campus Road Office Center in 2019, as well as a decrease of $6.5 million in impairments recorded. The net amount of other income increased by $97.3 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to: (i) an increase in gain recorded on the sale of real estate property of $82.7 million due to the sale of 655 Montgomery, Rialto and Campus Road Office Center office properties in 2019; (ii) a decrease of $13.3 million in impairments recorded; (iii) a decrease of $1.2 million in advisory fees; and (iv) a net gain on extinguishment of debt and financing commitments of $1.0 million recorded in 2019. These drivers were partially offset by an increase in interest expense of $1.4 million that was primarily attributable to higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program.

Segment Summary for the Three and Nine Months Ended September 30, 2019 Compared to the Same Periods in 2018
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, multi-family and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 11 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
($ in thousands, except per square foot data)	2019	2018	$	%	2019	2018	$	%
Rental revenues:
Office	$20,142	$19,644	$498	2.5%	$61,151	$57,165	$3,986	7.0%
Retail	17,400	17,917	(517)	(2.9)	52,771	53,873	(1,102)	(2.0)
Multi-family	—	—	—	—	—	—	—	—
Industrial	2,157	2,213	(56)	(2.5)	4,388	4,505	(117)	(2.6)
Total same store rental revenues	39,699	39,774	(75)	(0.2)	118,310	115,543	2,767	2.4
Non-same store properties	4,496	9,731	(5,235)	(53.8)	21,341	24,878	(3,537)	(14.2)
Total rental revenues	$44,195	$49,505	$(5,310)	(10.7)%	$139,651	$140,421	$(770)	(0.5)%
NOI:
Office	$11,553	$11,075	$478	4.3%	$35,681	$32,346	$3,335	10.3%
Retail	13,117	14,018	(901)	(6.4)	40,019	41,853	(1,834)	(4.4)
Multi-family	—	—	—	—	—	—	—	—
Industrial	1,782	1,769	13	0.7	3,840	3,840	—	—
Total same store NOI	26,452	26,862	(410)	(1.5)	79,540	78,039	1,501	1.9
Non-same store properties	2,383	7,451	(5,068)	(68.0)	14,466	16,067	(1,601)	(10.0)
Total NOI	$28,835	$34,313	$(5,478)	(16.0)%	$94,006	$94,106	$(100)	(0.1)%
Same store average percentage leased:
Office	85.8%	82.7%			84.3%	81.1%
Retail	94.1	96.5			94.1	96.7
Multi-family	—	—			—	—
Industrial	100.0	97.6			100.0	100.0
Same store average annualized base rent per square foot:
Office	$29.92	$28.01			$30.09	$26.96
Retail	18.23	18.19			18.39	18.10
Multi-family	—	—			—	—
Industrial	4.88	4.68			4.65	4.52
Office Segment. For the three months ended September 30, 2019, our office segment same store NOI increased $0.5 million as compared to the same period in 2018. This growth was driven by an increase in percentage leased primarily at our Park Place 1, 3 Second Street, Preston Sherry Plaza and CityView properties, which was partially offset by an increase in operating expenses at Park Place 1 and Bank of America Tower properties. For the nine months ended September 30, 2019, our office segment same store NOI increased $3.3 million as compared to the same period in 2018, primarily as a result of an increase in average percentage leased at our Park Place 1, 3 Second Street, Preston Sherry Plaza and CityView properties; the lease termination fee generated at our our Venture Corporate Center property; and a reduction in real estate tax and operating expense at two of our properties. This was partially offset by an increase in real estate tax at certain of our properties.
Retail Segment. For the three months ended September 30, 2019, our retail segment same store NOI decreased $0.9 million as compared to the same period in 2018, primarily due to a decrease in average percentage leased in our retail segment same store portfolio that was driven by vacancy at our Durgin Square and Braintree properties. For the nine months ended September 30, 2019, our retail segment same store NOI decreased $1.8 million as compared to the same period in 2018, primarily due to a decrease in average percentage leased in our retail segment same store portfolio that was driven by vacancy at our Durgin Square and Braintree properties; an early termination fee received at our Manomet property during the first quarter of 2018; and an increase in real estate tax and utilities at certain of our retail properties.

Multi-family Segment. Same store information is not provided for our multi-family segment due to the fact that all of our multi-family properties were acquired in 2019.
Industrial Segment. Our industrial segment same store NOI remained relatively constant between the periods under comparison.
ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2019 Compared to the Same Periods in 2018” above for a reconciliation of our GAAP net (loss) income to NOI for the three and nine months ended September 30, 2019 and 2018.
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

The following unaudited table presents a reconciliation of GAAP net income to NAREIT FFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net income (loss) attributable to common stockholders	$7,291	$(3,465)	$88,292	$(1,985)
GAAP net income (loss) per common share—basic and diluted	$0.05	$(0.03)	$0.65	$(0.02)
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$7,291	$(3,465)	$88,292	$(1,985)
Real estate-related depreciation and amortization	14,473	14,961	43,461	43,202
Impairment of real estate property	113	6,600	113	13,400
Gain on sale of real estate property	(10,890)	(1,398)	(96,530)	(13,832)
Noncontrolling interests’ share of net income (loss)	546	(292)	6,735	(161)
Noncontrolling interests’ share of NAREIT FFO	(805)	(1,276)	(3,008)	(3,229)
NAREIT FFO attributable to common stockholders—basic	10,728	15,130	39,063	37,395
NAREIT FFO attributable to OP Units	804	1,276	3,007	3,225
NAREIT FFO	$11,532	$16,406	$42,070	$40,620
Weighted-average shares outstanding—basic	138,063	128,506	135,877	128,269
Weighted-average shares outstanding—diluted	148,423	139,345	146,299	139,340
NAREIT FFO per common share—basic and diluted	$0.08	$0.12	$0.29	$0.29
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2019, we had approximately $129.7 million of borrowings maturing in the next 12 months. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property, which may be extended pursuant to two one-year extension options, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings.
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

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change
Total cash provided by (used in):
Operating activities	$35,653	$52,579	$(16,926)
Investing activities	(111,034)	645	(111,679)
Financing activities	95,440	(56,510)	151,950
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,059	$(3,286)	$23,345
Net cash provided by operating activities decreased by approximately $16.9 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily as a result of a lease termination payment received at our Campus Road Office Center property during the nine months ended September 30, 2018, as well as a decrease in working capital including payment to the Advisor of the 2018 performance-based fee in 2019. There was no performance-based fee earned in 2017 that would have been paid in 2018. This was partially offset by an increase in property operations.
Net cash used in investing activities increased by approximately $111.7 million for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to our acquisition of our first multi-family properties (The Daley and Juno Winter Park) and an increase in capital expenditures for leasing and building improvements, which were partially offset by the proceeds received from the sale of three office properties, one retail property and two outparcels in 2019.
Net cash used in financing activities for the nine months ended September 30, 2018 of $56.5 million increased by approximately $152.0 million to net cash provided by financing activities for the nine months ended September 30, 2019 of $95.4 million. The change was primarily attributable to an increase in net offering activity from our DST Program and public offering, as well as a decrease in redemptions. These drivers were partially offset by a decrease in our net borrowing activity. The decrease in our borrowing activity was driven by repayment of a portion of our line of credit and repayment in full of mortgage notes that was partially offset by proceeds from additional borrowing under our term loan.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of September 30, 2019, we had an aggregate of $975.0 million of commitments under our credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) approximately $73.0 million outstanding under our line of credit with a weighted-average effective interest rate of 3.42%; and (ii) $525.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.22%, which were effectively fixed through the use of interest rate swaps.
The unused and available portions under our line of credit were $377.0 million and $217.6 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of an extension fee. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
LIBOR is expected to be discontinued after 2021. As of September 30, 2019, our line of credit, term loans and a $51.3 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and a mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of September 30, 2019, we had property-level borrowings of approximately $266.5 million outstanding with a weighted-average remaining term of approximately 2.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.95%, which includes the effects of interest rate swap agreements related to a $51.3 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2019.
Offering Proceeds. For the nine months ended September 30, 2019, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $140.7 million ($129.0 million net of direct selling costs).
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
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Source of Distributions				Total Cash Flows from Operating Activities
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions	Cash Flows from Operating Activities		Borrowings
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	41.8%	$7,815	58.2%	$5,624
June 30	0.09375	8,615	62.5	5,180	37.5	13,795	13,795	100.0	—	—	14,819
September 30	0.09375	8,653	62.1	5,270	37.9	13,923	13,923	100.0	—	—	15,210
Total	$0.28125	$25,710	62.5%	$15,447	37.5%	$41,157	$33,342	81.0%	$7,815	19.0%	$35,653
2018
March 31	$0.09375	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	70.6%	$3,874	29.4%	$9,282
June 30	0.09375	8,358	64.0	4,710	36.0	13,068	13,068	100.0	—	—	28,734
September 30	0.09375	8,331	63.7	4,738	36.3	13,069	13,069	100.0	—	—	14,563
December 31	0.09375	8,382	63.5	4,814	36.5	13,196	13,196	100.0	—	—	14,937
Total	$0.37500	$33,438	63.7%	$19,051	36.3%	$52,489	$48,615	92.6%	$3,874	7.4%	$67,516

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

For the three months ended September 30, 2019 and 2018, our FFO was $11.5 million, or 82.8% of our total distributions, and $16.4 million, or 125.5% of our total distributions, respectively. For the nine months ended September 30, 2019 and 2018, our FFO was $42.1 million, or 102.2% of our total distributions, and $40.6 million, or 103.4% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2019	2018
Number of shares requested for redemption or repurchase	11,263	18,448
Number of shares redeemed or repurchased	11,263	18,448
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.35	$7.46
We funded these redemptions from borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: operating cash flows in excess of our distributions, proceeds from our public offerings, proceeds from the disposition of properties, and other longer-term borrowings.
SUBSEQUENT EVENTS
Acquisition Under Contract
On October 23, 2019, we entered into a contract to acquire a multi-family property located in Sandy Springs, Georgia with a purchase price of approximately $117.0 million. There can be no assurance that we will complete the acquisition of the property under contract.
Disposition of Property
On October 25, 2019, we sold to an unrelated third party an office property located in Dublin, California (“Park Place 1”) that was classified as held for sale as of September 30, 2019, for gross proceeds of approximately $78.3 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $62.6 million.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2018 was disclosed in our 2018 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of September 30, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of September 30, 2019, our fixed interest rate debt consisted of $139.5 million under our mortgage notes, which included a $51.3 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $350.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 56.6% of our total consolidated debt as of September 30, 2019. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2019, the fair value and the carrying value of our fixed interest rate debt was $488.3 million and $489.5 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2019. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of September 30, 2019, our consolidated variable interest rate debt consisted of $73.0 million of borrowings under our line of credit, $175.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 43.4% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $375.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2019, would change our annual interest expense by approximately $0.8 million.
Derivative Instruments. As of September 30, 2019, we had 15 outstanding derivative instruments with a total notional amount of $747.9 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors disclosed in our 2018 Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the period ended June 30, 2019.
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
The table below summarizes the redemption activity for the three months ended September 30, 2019:

(shares in thousands)	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
For the Month Ended:
July 31, 2019	1,278	$7.30	1,278	—
August 31, 2019	1,203	7.30	1,203	—
September 30, 2019	1,189	7.32	1,189	—
Total	3,670	$7.31	3,670	—

(1)	Amount represents the average price paid to investors upon redemption.

(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

10.1	Amended and Restated Advisory Agreement 2019. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

10.2	Seventh Amended and Restated Operating Partnership Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 7, 2019.

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
10.7
Amendment No. 1 to the Eighth Amended and Restated Operating Partnership Agreement. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

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

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

November 12, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

November 12, 2019	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)