Form 10-K
period 2019-12-31
Black Creek Diversified Property Fund Inc.
filed 2020-03-05
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________
FORM 10-K
_____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
There is no established market for the registrant’s shares of common stock. The registrant publishes a net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, of $7.30 per share for each class of shares of its common stock. As of December 31, 2019, the NAV was $7.49 per share for each of class of shares of its common stock.
There were 136,992,853 outstanding shares of common stock held by non-affiliates, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 28, 2020, 6,512,829 shares of Class T common stock, 21,884,388 shares of Class S common stock, 3,655,345 shares of Class D common stock, 44,921,217 shares of Class I common stock and 65,424,530 shares of Class E common stock of the registrant, each with a par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2020.

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

ii

PART I
ITEM 1.    BUSINESS
The Company
Black Creek Diversified Property Fund Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2019, our real estate portfolio consisted of 48 properties, which includes nine properties that are part of the DST Program (as defined below), totaling approximately 8.8 million square feet located in 21 markets throughout the U.S. As used herein, the terms “DPF,” the “Company,” “we,” “our” or “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.
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
We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an advisory agreement, by and among us, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on April 30, 2020, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2019, we raised $172.3 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $20.6 million from the sale of common stock under our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”), as amended. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During 2019, we raised $212.7 million from the sale of interests related to the DST Program. Refer to “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.
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

Investment Strategy
We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, industrial and multi-family), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate-related debt, or real estate-related equity securities.
We believe that the real estate market is cyclical, with demand for property types peaking at different times. Although we do not invest for the short term, we are active portfolio managers and will seek to take advantage of opportunities to acquire or dispose of assets strategically at different points in the cycle. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the broader the opportunity set in which to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more of the overall real estate market also may allow us to be consistent and meaningful investors throughout different cycles. When we believe one sector is overvalued, we patiently wait and focus on another sector that we believe is overlooked or has stronger fundamentals of relative value. We also believe that value generally is based on the investment’s ability to produce cash flow. We generally focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from tenants seeking quality space.
Our near-term investment strategy is likely to prioritize new investments in the industrial and multi-family sectors due to attractive fundamental conditions. We have been focused on selling certain office and retail assets. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our disposition activity during 2019 and 2018. The disposition of these properties has helped us increase our current allocation to multi-family and industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. We also intend to continue to hold an allocation of properties in the office and retail sectors. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, manufactured housing, student housing and unimproved land. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt and other related investments. While we are not currently investing in real estate securities, should we decide to invest in real estate securities, any such investments generally will focus on equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption program.
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
Financing Objectives
We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments. For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage was 40.0% as of December 31, 2019, as compared to 47.7% as of December 31, 2018. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our targeted leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.
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
Significant Tenants
We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. As of December 31, 2019, there were no tenants that represented more than 10.0% of total annualized base rent and only one tenant that represented more than 10.0% of total leased square feet. Our 10 largest tenants represented 28.4% and 31.6% of total annualized base rent and total leased square feet, respectively. We are not aware of any current tenants whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about tenant diversification.
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
The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially while we have relatively few outstanding Class T, Class S, Class D and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2019, based on the NAV per share of $7.49 on that date, we had outstanding approximately $43.9 million in Class T shares, $154.3 million in Class S shares, $26.2 million in Class D shares, $327.7 million in Class I shares and $500.6 million in Class E shares.
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
We currently expect to use a portion of the proceeds from our public offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise a significant portion of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed approximately $120.6 million of shares of our common stock during the year ended December 31, 2019. Using the proceeds from our public offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
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
In our current public primary offering, we are offering on a continuous basis up to $3.0 billion of shares of our common stock. However, we may raise significantly less than this amount. Our ability to raise capital may be impacted by a variety of factors, including market demand, relative attractiveness of alternative investments, and the willingness of key distribution partners to continue to sell our shares on their respective platforms. The less capital we raise, the less capital we will have available to make investments in accordance with our investment strategy and policies, to provide liquidity to our stockholders and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).

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
Because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.
In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge are treated as one financial instrument, which is valued at par for property-level mortgages or corporate-level credit facilities that are intended to be held to maturity. As a result, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases such difference may be significant. As a further example, we estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2019 was $11.6 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $11.6 million, or $0.08 per share, as of December 31, 2019. As of December 31, 2019, we classified all of our debt as intended to be held to maturity.
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
We have taken certain actions to increase the stock ownership in our Company by our management team, the Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. As of December 31, 2019, the Advisor and members of our management team own approximately $7.0 million of stock or in stock-based awards (including unvested shares). The current level of ownership by management may be less than the management teams of other public real estate companies and, as a result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.
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
Our total distributions declared for the years ended December 31, 2019, 2018 and 2017 were $55.3 million, $52.5 million and $55.7 million, respectively, which includes $20.7 million, $19.1 million and $19.7 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2019, 2018, and 2017 was $49.3 million, $67.5 million and $58.9 million, respectively. Accordingly, in certain years, total distributions were not fully funded by cash flow from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In addition, for years in which total distributions were fully funded from our operations, in some cases our distributions were not fully funded from our operations for individual quarters. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In the future, we may continue to fund our monthly regular distributions from sources other than cash flow from operations; however, our long-term strategy is to fund the payment of regular distributions to our stockholders entirely from our operations. If we are unsuccessful in investing the capital we raise from our public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our distributions to our stockholders from a combination of our operating, investing and financing activities, which include net proceeds of our public offerings, dispositions and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by the expiration of certain large leases in our portfolio and disposition of certain properties. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations and as a result, any cash flow from operations in excess of our distributions results in a net increase to NAV (ignoring other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.
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
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Sponsor or the Advisor, as applicable, will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of the date of December 31, 2019. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5%.
Additionally, the Sponsor and the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 per share or unit, the benefit of which will be shared among all holders of Fund Interests.
As a result, the performance component is not directly tied to the performance of the shares stockholders purchase, the class of shares purchased, or the time period during which the stockholders own their shares. The performance component may be payable to the Sponsor or the Advisor, as applicable, even if the NAV of stockholders’ shares at the end of the calendar year is below their purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on stockholders’ purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor at the end of such calendar year. In addition, if the Advisor earns a performance component of the advisory fee, it will not be obligated to return any portion of advisory fees paid based on our subsequent performance.
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
Our revenues from property investments depend on the creditworthiness of our tenants and will be adversely affected by the loss of or default by significant lessees. Much of our tenant base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to you and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a tenant default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss. As of December 31, 2019, no tenants represented more than 10.0% of total annualized base rent, and our 10 largest tenants represented 28.4% of total annualized base rent. We are not aware of any current tenants, including our largest tenant, whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations.
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
The advisory fee we pay the Sponsor and the Advisor, as applicable, is made up of a fixed component and a performance component. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce the Advisor’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The performance component, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.

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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. Current existing Special Priorities have been granted to: (i) Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed; (ii) Black Creek Industrial Fund LP (“BCIF”) pursuant to which BCIF will be presented one out of every three potential development Industrial Investments, one out of every five potential value-add Industrial Investments, and one out of every three potential core Industrial Investments (subject to terms and conditions of the BCIF partnership agreement) until such time as capital commitments accepted by BCIF on or prior to March 31, 2020 have been called or committed; and (iii) the Build-to-Core Industrial Partnership II LLC (“BTC II Partnership”) pursuant to which the BTC II Partnership will be presented one out of every three qualifying development Industrial Investments (subject to terms and conditions of the BTC II Partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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

Because all of our debt-related investments outstanding as of December 31, 2019 and debt-related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.
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
The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Customers and potential customers of the properties we own operate in industries which could be adversely affected by the disruption to business caused by the global outbreak of the Coronavirus. This could lead to impacts on our business similar to those described above. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. This may lead to a decline in imported goods from these countries, which may negatively impact the business of customers and potential customers of our properties. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to affected countries.
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
Future economic events affecting the U.S. economy generally, or the real estate sector specifically, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program or holders of OP units to seek to redeem their OP Units. The redemptions of Class E, Class T, Class S, Class D, and Class I shares are subject to the 2% and 5% limits (as described above) (subject to potential carry-over capacity).  Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.
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
RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
A prolonged national or world-wide economic downturn or volatile capital market conditions could harm our operations, cash flows and financial condition and lower returns to our stockholders.
If disruptions in the capital and credit markets occur, they could adversely affect our ability to obtain loans, credit facilities, or other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.
If these disruptions in the capital and credit markets should occur as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. For example, customers and potential customers of our properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.
We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor, our business could suffer.
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of tenants for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including Michael Blum, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Richard D. Kincaid, Dwight L. Merriman III, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Jeffrey W. Taylor, J.R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.
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
Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (“TRS”), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by the Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a fair market value purchase option to reacquire the real estate through a purchase of interests in the Delaware statutory trust, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we are responsible for subleasing the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the fair market value option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by the Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.
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
Existing stockholders and new investors purchasing shares of common stock in our public offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 2.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 2.5 billion shares are designated as common stock, 500.0 million of which are classified as Class E shares, 500.0 million of which are classified as Class T shares, 500.0 million of which are classified as Class S shares, 500.0 million of which are classified as Class D shares and 500.0 million of which are classified as Class I shares and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our public offerings will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments.
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
In the relatively recent past, there have been global economic downturns that negatively impacted the commercial real estate market in the U.S. and resulted in, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. We believe that the risks associated with our business could be more severe if the economy deteriorates again or if commercial real estate values decline. Our revenues will decline and our NAV and ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.
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
Our investments in value-add properties or other types of discounted properties may have significant vacancies at the time of acquisition and/or thereafter. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In certain cases, we may need to offer free rent or other concessions to attract tenants. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce our NAV and the overall return on the stockholders’ investment.
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
We may target investments in four primary property categories of office, industrial, retail and multi-family. Although we aim to diversify our real estate portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. For example, our multi-family and industrial investments represent approximately 14.2% and 11.0%, respectively, of our portfolio (based on fair value) as of December 31, 2019. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real estate portfolio will be less diversified and we may not realize the benefits of diversification.
We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.
From 2017 to 2019, we disposed of approximately $832.9 million of properties and we acquired approximately $492.3 million of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future revenue growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased tenant demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.

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
Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act” and the Fair Housing Amendment Act, as amended, or the “Fair Housing Act.” Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. The Fair Housing Act requires multi-family dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. We will attempt to acquire properties that comply with these acts or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these acts. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with or defend lawsuits related to the Disabilities Act and Fair Housing Act will reduce our NAV and the amount of cash available for distribution to our stockholders.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 (as defined in “Note 2 to the Consolidated Financial Statements”) on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements with terms greater than twelve months. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard became effective on January 1, 2019.
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
Certain of the debt-related investments that we have purchased or may purchase in the future in connection with privately negotiated transactions are not or may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise effected in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited. In addition, certain of our registered securities may not be as liquid as when originally purchased.
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
We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2019, our leverage ratio is approximately 40.0% of the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures) inclusive of property and entity-level debt. Our current leverage target is between 40-60%. Although we will generally seek to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our target leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.
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
Increases in interest rates could increase the amount of our debt service payments and therefore adversely impact our operating results.
As of December 31, 2019, our variable rate debt represented approximately 35.4% of our total debt. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates and/or do not have fixed rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, from time to time we may finance or refinance our investments, or obtain new interest rate hedges in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest and/or hedging expense, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.
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
When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2019, we were in compliance with our financial covenants.
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
Our debt may be subject to the fluctuation of market interest rates such as LIBOR, and other benchmark rates. Should such interest rates increase, our variable rate debt service payments may also increase, reducing cash available for distributions. Furthermore, if we need to refinance existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times given the property may not support the same level of loan proceeds, which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.
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
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is recommending replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.
At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of SOFR or other alternative reference rates may have on LIBOR or other benchmarks. The use of alternative reference rates or other reforms could cause the interest rates for our floating rate indebtedness to be materially higher than expected, which could impact our results of operations, cash flows and the market value of our debt-related investments.
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
We believe that the Operating Partnership will continue to be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service (“IRS”) were successfully to determine that the Operating Partnership was properly treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

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
We may purchase real properties and lease them back to the sellers of such properties. If we were to attempt to structure a sale-leaseback transaction such that the lease would be characterized as a “true lease” that would allow us to be treated as the owner of the property for U.S. federal income tax purposes, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.
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
The current maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates is 20% (plus a 3.8% “Medicare tax” surcharge, if applicable). Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the maximum 20% income tax rate, subject to certain applicable deductions and holding periods. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For taxable years ending on or before December 31, 2014, in order for distributions to be counted as satisfying the annual distribution requirement for REITs, and to provide us with a REIT-level tax deduction, the distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is (1) pro rata among all outstanding shares within a particular class, and (2) in accordance with the preferences among different classes of shares as set forth in our organizational documents. For the taxable year that began on January 1, 2015 and all subsequent taxable years, so long as we continue to be a “publicly offered REIT” (i.e., a REIT which is required to file annual and periodic reports with the SEC under the Exchange Act), the preferential dividend rule will not apply to us.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
We may be subject to taxes on our income or property even if we qualify as a REIT for U.S. federal income tax purposes, including those described below:

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

•
Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, could be subject to the 100% “prohibited transaction” tax unless the sale qualified for a statutory safe harbor that requires, among other things, a two-year holding period for the production of income.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interest to qualify as a REIT. In this event, we would become subject to U.S. federal income tax at regular corporate income tax rates on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
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

•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

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
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of syndicating and securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
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
The IRS could recharacterize transactions under the Operating Partnership’s private placements such that the Operating Partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the Operating Partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain could constitute income from a prohibited transaction and might be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. Although REITs generally receive more favorable tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
Tax Cuts and Jobs Act, which made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, was signed into law by the President on December 22, 2017.
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations and potentially (pending IRS guidance) a minimum 45-day holding period with respect to shares of our common stock) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Internal Revenue Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time. For taxable years after December 31, 2017, our business interest deductions may be limited to 30% of our adjusted taxable income (plus business interest income). This limitation does not apply to an “electing real property trade or business.” In addition, the Tax Cuts and Jobs Act reduced the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may potentially (and negatively) affect the markets in which we may invest.
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
Certain foreign investors may be subject to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the sale of common shares if we are unable to qualify as a “domestically controlled qualified investment entity.”
A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors (unless an exception to FIRPTA applies to such investor).

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries (25% in certain taxable years beginning before December 31, 2017). If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
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

RETIREMENT PLAN RISKS
If the stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Code as a result of an investment in our stock, stockholders could be subject to penalties.
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
With respect to the annual valuation requirements described above, we expect to provide an estimated value of our net assets per share annually to those fiduciaries (including IRA trustees and custodians) who request it. Although this estimate will be based upon determinations of the NAV of our shares in accordance with our valuation procedures, no assurance can be given that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the IRS may determine that a plan fiduciary or a fiduciary acting for an IRA is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or a fiduciary acting for an IRA may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may have to be reversed. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our shares.
If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code or we are required to alter our operations to comply with ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on stockholder investment and our performance.
We do not intend to provide investment advice to any potential investor for a fee. However, we, the Advisor, and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided an investor in an employee pension benefit plan subject to ERISA, such as a profit sharing, Section 401(k) or pension plan, or of any other retirement plan or account subject to Section 4975 of the Code, such as an IRA, or any entity that includes such assets (each a “Benefit Plan”) with investment advice for a fee, or if our assets are not exempt from the look-through rules, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA and/or that our fee arrangements or operations are in violation of ERISA or Section 4975 of the Code. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2019, our real estate portfolio consisted of 48 properties, which includes nine properties that are part of the DST Program, totaling approximately 8.8 million square feet located in 21 markets throughout the U.S. Refer to “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program. Additionally, refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2019 acquisition and disposition activity. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.
As used herein, the term “commercial” refers to our office, retail and industrial properties or tenants, as applicable.
Portfolio Overview. We currently operate in four reportable segments: office, retail, multi-family, and industrial. The following table summarizes our real estate portfolio by segment as of December 31, 2019:

($ and square feet in thousands, except for per square foot data)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Average Effective Annual Base Rent per Square Foot (2)	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	8	9	2,054	23.3%	$32.47	84.6%	$727,450	34.2%
Retail properties	7	26	2,942	33.4	19.12	93.9	866,400	40.6
Multi-family properties	3	3	886	10.1	25.38	92.2	301,850	14.2
Industrial properties	9	10	2,915	33.2	4.82	100.0	234,450	11.0
Total real estate portfolio	21	48	8,797	100.0%	$17.48	93.6%	$2,130,150	100.0%

(1)
Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.

(2)
Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2019.

Market Diversification. The following table summarizes certain operating metrics of our real estate portfolio by market and by segment as of December 31, 2019:

($ and square feet in thousands)	Number of Properties	Investment in Real Estate Properties	% of Gross Investment Amount	Rentable Square Feet	% of Total Rentable Square Feet	% Leased (1)
Office properties:
Metro New York	1	$243,144	11.7%	594	6.7%	79.6%
Denver, CO	1	87,886	4.3	262	3.0	77.1
South Florida	2	85,682	4.2	363	4.1	75.1
Austin, TX	1	75,328	3.7	273	3.1	98.8
Washington, DC	1	72,044	3.5	126	1.4	99.1
Philadelphia, PA	1	48,450	2.4	174	2.0	80.7
Dallas, TX	1	41,026	2.0	155	1.8	95.5
Minneapolis/St Paul, MN	1	29,528	1.4	107	1.2	100.0
Total office properties	9	683,088	33.2	2,054	23.3	84.6
Retail properties:
Greater Boston	19	493,908	24.0	1,872	21.3	91.8
South Florida	2	108,009	5.2	206	2.3	97.3
Washington, DC	1	63,174	3.1	233	2.6	100.0
Metro New York	1	63,174	3.1	226	2.6	93.9
Raleigh, NC	1	43,067	2.1	130	1.5	100.0
San Antonio, TX	1	39,188	1.9	174	2.0	99.3
Tulsa, OK	1	34,290	1.7	101	1.1	94.7
Total retail properties	26	844,810	41.1	2,942	33.4	93.9
Multi-family properties:
Atlanta, GA	1	117,170	5.7	356	4.0	95.5
Washington, DC	1	95,818	4.7	288	3.3	92.8
Orlando, FL	1	84,549	4.1	242	2.8	86.5
Total multi-family properties (985 units)	3	297,537	14.5	886	10.1	92.2
Industrial properties:
Indianapolis, IN	1	44,156	2.1	621	7.1	100.0
Houston, TX	1	39,061	1.9	352	4.0	100.0
Central Kentucky	1	30,979	1.5	727	8.3	100.0
San Antonio, TX	2	30,634	1.5	372	4.2	100.0
Las Vegas, NV	1	24,671	1.2	248	2.8	100.0
Philadelphia, PA	1	18,886	0.9	171	1.9	100.0
Cincinnati	1	18,759	0.9	218	2.5	100.0
East Bay, CA	1	16,201	0.8	96	1.1	100.0
Chicago, IL	1	8,568	0.4	110	1.3	100.0
Total industrial properties	10	231,915	11.2	2,915	33.2	100.0
Total real estate portfolio	48	$2,057,350	100.0%	8,797	100.0%	93.6%

(1)	Percentage leased is based on executed leases as of December 31, 2019.
Lease Terms. Commercial lease terms typically range from one to 10 years, and often include renewal options. Most of our commercial leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of our multi-family leases expire within 12 months.

Lease Expirations. As of December 31, 2019, the weighted-average remaining term of our total leased commercial portfolio was approximately 4.8 years based on annualized base rent and 4.7 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our commercial properties for leases in place as of December 31, 2019, without giving effect to the exercise of renewal options or termination rights, if any. The table excludes our multi-family properties as the majority of leases at such properties expire within 12 months.

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent (1)	Leased Square Feet	% of Total Leased Square Feet
2020	80	$10,849	9.1%	460	6.3%
2021	74	16,923	14.2	1,523	20.8
2022	81	16,374	13.8	940	12.9
2023	68	17,509	14.7	821	11.2
2024	60	11,929	10.0	792	10.8
2025	42	11,860	10.0	706	9.7
2026	27	5,088	4.3	320	4.4
2027	20	6,157	5.2	473	6.5
2028	23	3,978	3.3	199	2.7
2029	17	4,762	4.0	556	7.6
Thereafter	22	13,568	11.4	517	7.1
Total leased	514	$118,997	100.0%	7,307	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.
Tenant Diversification. We believe that the tenant base that occupies our real estate portfolio is generally stable and well-diversified. As of December 31, 2019, there were no tenants that represented more than 10.0% of total annualized base rent and only one tenant that represented more than 10.0% of total leased square feet. The following table reflects our 10 largest tenants, based on annualized base rent as of December 31, 2019:

($ and square feet in thousands)	Number of Locations (1)	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Leased Square Feet	% of Total Leased Square Feet
Stop & Shop	12	$13,470	9.4%	777	9.4%
Mizuho Bank Ltd.	1	4,611	3.2	116	1.4
Amazon.com	2	3,795	2.6	975	11.8
I.A.M. National Pension Fund	1	3,402	2.4	63	0.8
Citco Fund Services	1	3,021	2.1	70	0.9
Home Depot	1	2,716	1.9	102	1.2
Alliant Techsystems	1	2,588	1.8	107	1.3
Deloitte LLP	1	2,478	1.7	59	0.7
Shaw's Supermarket	2	2,376	1.7	135	1.6
TJX Companies	4	2,259	1.6	206	2.5
Total	26	$40,716	28.4%	2,610	31.6%

(1)	Reflects the number of properties for which the tenant has at least one lease in-place.

(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.
The majority of our tenants do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective commercial tenants based on financial, operating and business plan information that such prospective tenants provide to us, as well as other market, industry, and economic information that is generally publicly available. As a result of this assessment, we may require that the tenants enhance their credit by providing us with security deposits, letters of credit from established financial institutions, or personal or corporate guarantees. Tenant creditworthiness often influences the amount of upfront tenant improvements, lease incentives, concessions or other leasing costs we may invest in a tenant lease. We evaluate creditworthiness of our multi-family tenants based on standard market practice, which includes credit checks.
Industry Diversification. We intend to maintain a well-diversified mix of tenants to limit our exposure to any single tenant or industry. Our diversified investment strategy inherently provides for tenant diversity, and we continue to monitor our exposure relative to our larger tenant industry sectors. The following table reflects the 10 largest industry concentrations within our portfolio, based on annualized base rent, as of December 31, 2019 and assumes that our multi-family investments are not concentrated within any specific industry:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent	Leased Square Feet	% of Total Leased Square Feet
Financial	42	$21,300	14.8%	537	6.5%
Supermarket	24	20,667	14.4	1,290	15.7
Professional Services	78	12,325	8.6	412	5.0
Food & Beverage	69	6,365	4.4	194	2.4
Software / Technology	15	5,754	4.0	136	1.7
Healthcare Services	50	5,013	3.5	174	2.1
Transportation / Logistics	9	4,915	3.4	1,001	12.2
Computer / Electronics	17	4,132	2.9	183	2.2
eCommerce / Fulfillment	2	3,795	2.6	975	11.8
Apparel / Clothing	15	3,443	2.4	215	2.6
Total	321	$87,709	61.0%	5,117	62.2%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.
Debt Obligations. Our indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2019, we had approximately $852.9 million of indebtedness with a weighted-average interest rate of 3.36%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our debt as of December 31, 2019 was 3.4 years, excluding the impact of certain extension options. The total gross book value of properties encumbered by our debt as of December 31, 2019 was approximately $535.2 million. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.
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

Quarter	Low	High
2019
First Quarter	$7.31	$7.41
Second Quarter	$7.30	$7.32
Third Quarter	$7.32	$7.35
Fourth Quarter	$7.36	$7.49
2018
First Quarter	$7.46	$7.46
Second Quarter	$7.46	$7.49
Third Quarter	$7.49	$7.54
Fourth Quarter	$7.44	$7.54
Net Asset Value Calculation
Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor in making their individual valuations, the final estimated values of our real property portfolio and real estate-related assets are determined by the Independent Valuation Firm or other pricing sources, as applicable. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and Altus hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors. The information reviewed by this committee is summarized for the audit committee. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 4.4 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.
As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of total NAV as of December 31, 2019 and September 30, 2019:

	As of
(in thousands)	December 31, 2019	September 30, 2019
Investments in office properties	$727,450	$865,900
Investments in retail properties	866,400	873,050
Investments in multi-family properties	301,850	182,750
Investments in industrial properties	234,450	214,600
Investments in debt assets	22,007	15,664
Cash and cash equivalents	97,280	26,372
Restricted cash	10,010	10,725
Other assets	28,049	25,934
Line of credit, term loans and mortgage notes	(852,857)	(863,314)
Financing obligations associated with our DST Program	(262,692)	(202,203)
Other liabilities	(37,130)	(53,542)
Accrued performance-based fee	(3,776)	—
Accrued advisory fees	(1,256)	(1,163)
Aggregate Fund NAV	$1,129,785	$1,094,773
Total Fund Interests outstanding	150,766	148,907
The following table sets forth the NAV per Fund Interest as of December 31, 2019:

(in thousands, except per share data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Class E OP Units
Monthly NAV	$1,129,785	$43,852	$154,313	$26,222	$327,715	$500,604	$77,079
Fund Interests outstanding	150,766	5,852	20,593	3,499	43,732	66,804	10,286
NAV Per Fund Interest	$7.49	$7.49	$7.49	$7.49	$7.49	$7.49	$7.49
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

Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2019, we estimated approximately $14.5 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to suspend or terminate our share redemption program at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.
Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.
The valuation for our real properties as of December 31, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $2.13 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.98 billion, representing an increase of approximately $150.0 million, or 7.6%. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Office	Retail	Multi-family	Industrial	Weighted-Average Basis
Exit capitalization rate	6.31%	6.38%	5.36%	5.97%	6.19%
Discount rate / internal rate of return (“IRR”)	6.94%	6.85%	6.76%	6.92%	6.88%
Annual market rent growth rate	3.01%	2.95%	3.00%	2.88%	2.98%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0
A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Multi-family	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.00%	2.43%	3.04%	2.88%	2.76%
	0.25% increase	(2.74)%	(2.25)%	(2.77)%	(2.64)%	(2.53)%
Discount rate (weighted-average)	0.25% decrease	2.11%	1.91%	1.95%	1.96%	1.99%
	0.25% increase	(2.04)%	(1.87)%	(1.90)%	(1.91)%	(1.94)%
From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, were valued at par (i.e. at their respective outstanding balances). In addition, as of December 31, 2019, because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2019 was $11.6 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $11.6 million, or $0.08 per share, as of December 31, 2019. As of December 31, 2019, we classified all of our debt as intended to be held to maturity.

Fund Performance
Our NAV increased from $7.44 per share as of December 31, 2018 to $7.49 per share as of December 31, 2019. The increase in NAV was primarily driven by performance of our real estate portfolio, taking into consideration portfolio operations as well as eight acquisitions totaling $398.7 million and nine dispositions for net proceeds of approximately $341.7 million, which is net of property-related debt of approximately $98.6 million made in conjunction with the 655 Montgomery disposition.
Effective December 31, 2019, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rates on our Class I share return assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the December 31, 2019 NAV:

(as of December 31, 2019) (1)	Trailing Three-Months	Year-to-Date	One-Year (Trailing 12-Months)	Three-Year Annualized	Five-Year Annualized	Since NAV Inception Annualized (2)
Class I Share Return (3)	3.22%	6.02%	6.02%	4.71%	5.92%	6.76%
Adjusted Class I Share Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.44%	5.21%	5.21%	4.44%	5.76%	6.64%
Difference	0.78%	0.81%	0.81%	0.27%	0.16%	0.12%

(1)
Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical for Class I shares only. Performance is different for other share classes. Current performance may be higher or lower than the performance data quoted.

(2)
NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.

(3)
The Total Returns presented are based on actual NAVs at which shareholders transacted, calculated pursuant to our valuation policies detailed herein. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.

(4)
The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation policies detailed herein), beginning with the December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

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
The table below summarizes the redemption activity for the three months ended December 31, 2019:

(shares in thousands)	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
For the Month Ended:
October 31, 2019	1,608	$7.30	1,608	—
November 30, 2019	1,560	7.35	1,560	—
December 31, 2019	1,982	7.35	1,982	—
Total	5,150	$7.34	5,150	—

(1)	Amount represents the average price paid to investors upon redemption.

(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
Distributions
We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Our total distributions declared during the years ended December 31, 2019, 2018 and 2017 were $55.3 million, $52.5 million and $55.7 million, respectively, which includes $20.7 million, $19.1 million and $19.7 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2019, 2018, and 2017 was $49.3 million, $67.5 million and $58.9 million, respectively. Accordingly, in certain years and certain individual quarters, total distributions were not fully funded by cash flow from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. Our long-term strategy is to fund the payment of monthly regular distributions to our stockholders entirely from our operations. However, if we are unsuccessful in investing the capital we raise from public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our monthly cash distributions to our stockholders from a combination of our operating, investing, and financing activities, which include net proceeds of this offering, dispositions, and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.
Our ability to pay distributions solely from cash flow from operations has been impacted by the expiration of certain large leases in our portfolio and disposition of certain properties, which is evidenced under “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” wherein the impact of large lease expirations to our net operating income is referenced further. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations and as a result, any cash flow from operations in excess of our distributions (all else equal) results in a net increase to NAV. Conversely, if our distributions exceed our cash flow from operations (all else equal), the net effect would result in a decrease to NAV.
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
Holders
The following tables summaries the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of February 28, 2020:

(shares or units in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	OP Units (1)
Shares or units outstanding	6,513	21,884	3,655	44,921	65,425	12,237
Number of holders of record	1,047	1,541	518	3,077	11,768	201

(1)	Includes Series 1 and 2 Class E OP Units and Class I OP Units. The number of holders of record for OP Units represent the number of third-party investors.

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	For the Year Ended December 31,
(in thousands, except per share data, building count and number of tenants)	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Operating data:
Total revenues	$184,668	$190,325	$197,346	$216,170	$225,200
Total operating expenses	$(144,913)	$(157,147)	$(158,238)	$(173,343)	$(181,275)
Total other income (expenses)	$113,522	$(34,516)	$40,290	$12,221	$87,734
Net income (loss)	$153,277	$(1,338)	$79,398	$55,048	$131,659
Net income (loss) attributable to common stockholders	$142,551	$(1,237)	$72,216	$49,976	$124,255
Net income (loss) attributable to common stockholders per common share—basic and diluted	$1.04	$(0.01)	$0.51	$0.31	$0.70
Weighted-average shares outstanding—basic	136,925	128,740	142,349	159,648	175,938
Weighted-average shares outstanding—diluted	147,316	139,674	154,156	172,046	188,789
Distributions:
Total distributions declared on common stock	$49,956	$47,765	$50,858	$57,040	$62,900
Distributions declared per share of common stock	$0.3750	$0.3750	$0.3600	$0.3600	$0.3600
NAREIT FFO (2):
Reconciliation of net income (loss) to NAREIT FFO:
Net income (loss) attributable to common stockholders	$142,551	$(1,237)	$72,216	$49,976	$124,255
Total NAREIT FFO adjustments (3)	$(95,921)	$53,859	$(11,779)	$34,320	$(42,085)
NAREIT FFO attributable to OP Units	$3,563	$4,456	$4,995	$6,546	$6,001
NAREIT FFO	$50,193	$57,078	$65,432	$90,842	$88,171
Cash flow data:
Net cash provided by operating activities	$49,348	$67,516	$58,920	$87,371	$103,110
Net cash (used in) provided by investing activities	$(92,911)	$(17,985)	$106,455	$113,202	$71,742
Net cash provided by (used in) financing activities	$134,307	$(51,509)	$(167,505)	$(213,590)	$(182,602)
	As of December 31,
	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Balance sheet data:
Net investment in real estate properties	$1,612,632	$1,507,112	$1,540,270	$1,711,411	$1,874,217
Cash and cash equivalents	$97,772	$10,008	$10,475	$13,864	$15,769
Total assets	$1,778,265	$1,581,102	$1,608,106	$1,783,728	$1,960,891
Debt, net	$846,567	$1,001,298	$1,012,108	$1,048,801	$1,097,769
Financing obligations, net	$258,814	$52,336	$10,487	$2,343	$—
Total liabilities	$1,227,977	$1,170,089	$1,115,380	$1,175,637	$1,234,940
Total stockholders' equity	$468,631	$333,718	$405,869	$516,343	$628,805
Shares outstanding	140,480	130,852	132,466	150,636	164,124
Portfolio data:
Total number of properties	48	47	48	55	60
Total rentable square feet	8,797	7,677	7,560	8,971	10,133
Total number of commercial tenants	444	490	471	520	550

(1)
We have been focused on selling certain non-strategic office and retail assets in order to help us increase our current allocation to multi-family and industrial real estate assets and liquidity to pursue new investment opportunities. As such, our year-over-year financial data is not directly comparable.

(2)
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of NAREIT FFO, as well as a detailed reconciliation of our net income (loss) to NAREIT FFO.

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
OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2019, our real estate portfolio consisted of 48 properties, which includes nine properties that are part of the DST Program (as defined below), totaling approximately 8.8 million square feet located in 21 markets throughout the U.S.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During 2019, we raised $172.3 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $20.6 million from the sale of common stock under our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During 2019, we sold $212.7 million of interests related to the DST Program. See “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.
We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real estate portfolio by segment as of December 31, 2019:

($ and square feet in thousands, except for per square foot data)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Average Effective Annual Base Rent per Square Foot (2)	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	8	9	2,054	23.3%	$32.47	84.6%	$727,450	34.2%
Retail properties	7	26	2,942	33.4	19.12	93.9	866,400	40.6
Multi-family properties	3	3	886	10.1	25.38	92.2	301,850	14.2
Industrial properties	9	10	2,915	33.2	4.82	100.0	234,450	11.0
Total real estate portfolio	21	48	8,797	100.0%	$17.48	93.6%	$2,130,150	100.0%

(1)
Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.

(2)
Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2019.

We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, multi-family and industrial), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term investment strategy is likely to prioritize new investments in the industrial and multi-family sectors due to attractive fundamental conditions. We have been focused on selling certain office and retail assets. The disposition of these properties has helped us to increase our current allocation to multi-family and industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. We also intend to continue to hold an allocation of properties in the office and retail sectors. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, manufactured housing, student housing and unimproved land. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt and other related investments. While we are not currently investing in real estate-related securities, should we decide to invest in real estate-related securities, any such investments generally will focus on equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption program.
Real Estate Outlook
Overall, the U.S. economic environment has continued to improve and remains fundamentally sound. Gross domestic product (“GDP”) in the U.S. has continued to increase, and the U.S. unemployment rate is at historic lows. We expect moderate economic growth in the U.S. to continue throughout 2020 as near full employment should have a positive impact on domestic wages and consumer and business confidence remain high.
While the U.S. commercial real estate market saw a slight decline in transaction volume compared to 2018, the commercial property price index strengthened in the second half of the year, fueled by low vacancy rates and rising rents in many parts of the commercial property markets.
The 2020 capital markets outlook for commercial real estate is less clear. While still strong, property operating fundamentals and value gains are moderate at this stage of the cycle. However, investment demand for commercial real estate remains high, bolstered by an abundance of domestic and foreign capital seeking increased allocations to the sector. Overall, while there seems to be more runway for commercial real estate to continue to perform well, there are amplified uncertainties in an election year as to how real estate investors will price real estate investments should interest rates increase or other political risks impact forecasts in a material way.
RESULTS OF OPERATIONS
Summary of 2019 Activities
During 2019, we completed the following activities:

•
We acquired five industrial properties comprising 1.3 million square feet for an aggregate purchase price of approximately $101.7 million, which includes certain transfer taxes, due diligence expenses, and/or other closing costs. Additionally, we acquired three multi-family properties comprising 985 units for an aggregate purchase price of approximately $297.0 million, which includes certain transfer taxes, due diligence expenses, and/or other closing costs.

•
We sold five office properties, two retail properties and two outparcels for net proceeds of approximately $341.7 million, which is net of the property-related debt of approximately $98.6 million made in conjunction with the 655 Montgomery disposition. We recorded a net gain on sale of approximately $160.5 million.

•
In conjunction with our 2019 business plan, we successfully shifted our property sector allocations. Accordingly, our multi-family and industrial investments represented approximately 14.2% and 11.0%, respectively, of our portfolio (based on fair value) for the year ended December 31, 2019, versus 0.0% and 6.1%, respectively, for the year ended December 31, 2018. In addition, our retail and office investments represented 40.6% and 34.2%, respectively, for the year ended December 31, 2019 compared to 41.1% and 52.8%, respectively, for the year ended December 31, 2018.

•
We leased 892,000 square feet, which included 301,000 square feet of new leases and 591,000 square feet of renewals. This leasing activity contributed to the increase in our real estate portfolio’s leased percentage from 90.6% as of December 31, 2018 to 93.6% as of December 31, 2019.

•
In January 2019, we amended and restated our $875.0 million of existing senior unsecured credit agreements by entering into a $450.0 million line of credit and two term loans totaling $525.0 million, for an aggregate $975.0 million of commitments.

•
We decreased our leverage ratio from 47.7% as of December 31, 2018 to 40.0% as of December 31, 2019. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our property-level and corporate-level debt divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures).

•	We redeemed 16.4 million shares of common stock at a weighted-average purchase price of $7.35 per share for an aggregate amount of $120.6 million.
Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table summarizes our results of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below include 38 properties totaling 6.1 million square feet owned as of January 1, 2018, which portfolio represented 69.0% of total rentable square feet as of December 31, 2019.

	For the Year Ended December 31,
($ in thousands, except per square foot data)	2019	2018	$	%
Rental revenues:
Same store properties	$144,998	$145,431	$(433)	(0.3)%
Non-same store properties	39,443	44,200	(4,757)	(10.8)
Total rental revenues	184,441	189,631	(5,190)	(2.7)
Rental expenses:
Same store properties	(47,890)	(46,291)	(1,599)	(3.5)
Non-same store properties	(13,170)	(15,376)	2,206	14.3
Total rental expenses	(61,060)	(61,667)	607	1.0
Net operating income (loss):
Same store properties	97,108	99,140	(2,032)	(2.0)
Non-same store properties	26,273	28,824	(2,551)	(8.9)
Total net operating income (loss)	123,381	127,964	(4,583)	(3.6)
Other income and (expenses):
Debt-related income	227	694	(467)	(67.3)
Real estate-related depreciation and amortization	(57,342)	(57,866)	524	0.9
General and administrative expenses	(8,985)	(8,817)	(168)	(1.9)
Advisory fees, related party	(17,413)	(14,149)	(3,264)	(23.1)
Impairment of real estate property	(113)	(14,648)	14,535	99.2
Interest expense	(48,170)	(48,358)	188	0.4
Gain on sale of real estate property	160,537	14,093	146,444	NM
Gain on extinguishment of debt and financing commitments, net	1,002	—	1,002	100.0
Other income (expenses)	153	(251)	404	NM
Total other income and (expenses)	29,896	(129,302)	159,198	NM
Net income (loss)	153,277	(1,338)	154,615	NM
Net (income) loss attributable to noncontrolling interests	(10,726)	101	(10,827)	NM
Net income (loss) attributable to common stockholders	$142,551	$(1,237)	$143,788	NM
Same store supplemental data:
Same store average percentage leased	91.3%	92.5%
Same store average annualized base rent per square foot	$19.69	$18.75

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues decreased by $5.2 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to a $4.8 million decrease in non-same store rental revenues as a result of 15 dispositions since January 1, 2018. The decrease in non-same store rental revenues was also driven by additional revenue recorded during the year ended December 31, 2018 associated with a lease termination of $14.0 million received in June 2018 at our Campus Road Office Center property, which is amortized in to rental revenues on a straight-line basis through April 2019. These decreases were partially offset by our 10 acquisitions since January 1, 2018.
The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	$ Change	% Change
Rental income	$173,415	$171,411	$2,004	1.2%
Straight-line rent	7,776	14,508	(6,732)	(46.4)
Amortization of above- and below-market intangibles	3,250	3,712	(462)	(12.4)
Total rental revenues	$184,441	$189,631	$(5,190)	(2.7)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our tenants, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses decreased by $0.6 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to a decrease in non-same store rental expenses as a result of our disposition activity since January 1, 2018, which was partially offset by our acquisition activity as described above.
The following table presents the various components of our rental expenses:

	For the Year Ended December 31,		$	%
(in thousands)	2019	2018
Real estate taxes	$23,664	$23,398	$266	1.1%
Repairs and maintenance	18,678	19,908	(1,230)	(6.2)
Utilities	6,452	7,081	(629)	(8.9)
Property management fees	4,262	4,311	(49)	(1.1)
Insurance	1,519	1,405	114	8.1
Other	6,485	5,564	921	16.6
Total rental expenses	$61,060	$61,667	$(607)	(1.0)%
Other Income and Expenses. The net amount of other income increased by $159.2 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to: (i) an increase in net gain recorded on the sale of real estate property of $146.4 million due to the increased disposition activity in 2019; (ii) a decrease of $14.5 million in impairments recorded; and (iii) a net gain on extinguishment of debt and financing commitments of $1.0 million recorded in 2019. This increase was partially offset by an increase of $3.3 million in advisory fees.
Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019, which is incorporated herein by reference, for a comparison of our results of operations for the year ended December 31, 2018 and December 31, 2017.
Segment Summary for the Years Ended December 31, 2019 and 2018
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, multi-family and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI.

The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Year Ended December 31,		$	%
($ in thousands, except per square foot data)	2019	2018
Rental revenues:
Office	$70,085	$68,981	$1,104	1.6%
Retail	69,058	70,477	(1,419)	(2.0)
Multi-family	—	—	—	—
Industrial	5,855	5,973	(118)	(2.0)
Total same store rental revenues	144,998	145,431	(433)	(0.3)
Non-same store properties	39,443	44,200	(4,757)	(10.8)
Total rental revenues	$184,441	$189,631	$(5,190)	(2.7)%
NOI:
Office	$39,558	$39,670	$(112)	(0.3)%
Retail	52,435	54,378	(1,943)	(3.6)
Multi-family	—	—	—	—
Industrial	5,115	5,092	23	0.5
Total same store NOI	97,108	99,140	(2,032)	(2.0)
Non-same store properties	26,273	28,824	(2,551)	(8.9)
Total NOI	$123,381	$127,964	$(4,583)	(3.6)%
Same store average percentage leased:
Office	83.0%	83.4%
Retail	94.0	96.2
Multi-family	—	—
Industrial	100.0	100.0
Same store average annualized base rent per square foot:
Office	$30.98	$28.25
Retail	18.55	18.38
Multi-family	—	—
Industrial	4.65	4.52
Office Segment. Our office segment same store NOI remained relatively consistent between December 31, 2019 as compared to the same period in 2018.
Retail Segment. Our retail segment same store NOI decreased by approximately $1.9 million for the year ended December 31, 2019 compared to the same period in 2018, primarily due to a decrease in average percentage leased in our retail segment same store portfolio that was driven by vacancy at our Durgin Square, Chester, Suniland, and Braintree properties. The related tenants contributing to the vacancy fluctuation approximate 4.9% of the gross leasable area of our retail properties. Additionally, the decrease is attributable to an early termination fee received at our Manomet property during the first quarter of 2018; and an increase in real estate tax and utilities at certain of our retail properties.
Multi-family Segment. Same store information is not provided for our multi-family segment due to the fact that all of our multi-family properties were acquired in 2019.
Industrial Segment. Our industrial segment same store NOI remained relatively consistent between December 31, 2019 as compared to the same period in 2018.
Segment Summary for the Years Ended December 31, 2018 and 2017
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019, which is incorporated herein by reference, for a comparison of our segments for the year ended December 31, 2018 and December 31, 2017.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations - Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018” above for a reconciliation of our GAAP net income (loss) to NOI for the years ended December 31, 2019 and 2018.
Funds From Operations (“FFO”)
We believe that FFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, this supplemental, non-GAAP measure should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO and similar measures differently and choose to treat certain accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
GAAP net income (loss) attributable to common stockholders	$142,551	$(1,237)	$72,216
GAAP net income (loss) per common share—basic and diluted	$1.04	$(0.01)	$0.51
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$142,551	$(1,237)	$72,216
Real estate-related depreciation and amortization	57,342	57,866	68,070
Impairment of real estate property	113	14,648	1,116
Gain on sale of real estate property	(160,537)	(14,093)	(83,057)
Noncontrolling interests’ share of net income (loss)	10,726	(101)	7,182
Noncontrolling interests’ share of NAREIT FFO	(3,565)	(4,461)	(5,090)
NAREIT FFO attributable to common stockholders—basic	46,630	52,622	60,437
NAREIT FFO attributable to OP Units	3,563	4,456	4,995
NAREIT FFO	$50,193	$57,078	$65,432
Weighted-average shares outstanding—basic	136,925	128,740	142,349
Weighted-average shares outstanding—diluted	147,316	139,674	154,156
NAREIT FFO per common share—basic and diluted	$0.34	$0.41	$0.42

See “Results of Operations” above for further detail.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2019, we had approximately $129.8 million of borrowings maturing in the next 12 months, including scheduled amortization payments. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property. This mortgage note was originally scheduled to expire in January 2020, but subsequent to December 31, 2019, we exercised one of the one-year extension options extending the maturity date to January 2021. The mortgage note may still be extended an additional one year, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings.
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
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Total cash provided by (used in):
Operating activities	$49,348	$67,516	$58,920
Investing activities	(92,911)	(17,985)	106,455
Financing activities	134,307	(51,509)	(167,505)
Net increase (decrease) in cash, cash equivalents and restricted cash	$90,744	$(1,978)	$(2,130)
2019 Cash Flows Compared to 2018 Cash Flows
Net cash provided by operating activities decreased by approximately $18.2 million for the year ended December 31, 2019, compared to the same period in 2018, primarily as a result of a lease termination payment received at our Campus Road Office Center property during the year ended December 31, 2018, as well as a decrease in working capital including payment to the Advisor of the 2018 performance-based fee in 2019. There was no performance-based fee earned in 2017 that would have been paid in 2018.
Net cash used in investing activities increased by approximately $74.9 million for the year ended December 31, 2019, primarily due to an increase in the amount paid for real estate property acquisitions due to higher acquisition activity during 2019. This was partially offset by an increase in proceeds received from our real estate property dispositions due to higher disposition activity during 2019.
Net cash used in financing activities for the year ended December 31, 2018 of $51.5 million increased by approximately $185.8 million to net cash provided by financing activities for the year ended December 31, 2019 of $134.3 million. The change was primarily attributable to an increase in net offering activity from our DST Program and public offering, as well as a decrease in redemptions. These drivers were partially offset by a decrease in our net borrowing activity. The decrease in our borrowing activity was driven by repayment of a portion of our line of credit and repayment in full of mortgage notes that was partially offset by proceeds from additional borrowing under our term loan.

2018 Cash Flows Compared to 2017 Cash Flows
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019, which is incorporated herein by reference, for a comparison of our cash flows for the year ended December 31, 2018 and December 31, 2017.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2019, we had an aggregate of $975.0 million of commitments under our credit agreements, including $450.0 million under our unsecured line of credit and $525.0 million under our two unsecured term loans. As of that date, we had: (i) no amounts outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.13%, which includes the effect of the interest rate swap agreements related to $350.0 million in borrowings under our term loans. The unused and available portions under our line of credit were $450.0 million and $246.0 million, respectively. In January 2019, we increased the aggregate commitments under our amended and restated credit agreements by $100.0 million to $975.0 million. Additionally, in January 2020, we extended the initial maturity date of our line of credit from January 2020 to January 2023 with two six-month extension options, subject to certain conditions, and extended the maturity date of one of our term loans from January 2019 to January 2024. Our other term loan was also amended and restated in January 2019 resulting in the addition of two one-year extension options, subject to certain conditions, and the initial maturity date of February 2022 maturity date remained unchanged. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.
LIBOR is expected to be discontinued after 2021. As of December 31, 2019, our line of credit, term loans and a $51.0 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and a mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of December 31, 2019, we had property-level borrowings of approximately $327.9 million outstanding with a weighted-average remaining term of approximately 3.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.71%, which includes the effects of interest rate swap agreements related to a $51.0 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt or to pay distributions. We were in compliance with our debt covenants as of December 31, 2019.
Offering Proceeds. For the year ended December 31, 2019, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $192.9 million ($177.8 million net of direct selling costs).
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

 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Total Cash Flows from Operating Activities	Source of Distributions Paid in Cash
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions		Cash Flows from Operating Activities (3)		Borrowings
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	$5,624	66.6%	$2,818	33.4%
June 30	0.09375	8,615	62.5	5,180	37.5	13,795	14,819	8,615	100.0	—	—
September 30	0.09375	8,653	62.1	5,270	37.9	13,923	15,210	8,653	100.0	—	—
December 31	0.09375	8,808	62.5	5,294	37.5	14,102	13,695	8,808	100.0	—	—
Total	$0.37500	$34,518	62.5%	$20,741	37.5%	$55,259	$49,348	$31,700	91.8%	$2,818	8.2%
2018
March 31	$0.09375	$8,367	63.6%	$4,789	36.4%	$13,156	$9,282	$8,367	100.0%	$—	—%
June 30	0.09375	8,358	64.0	4,710	36.0	13,068	28,734	8,358	100.0	—	—
September 30	0.09375	8,331	63.7	4,738	36.3	13,069	14,563	8,331	100.0	—	—
December 31	0.09375	8,382	63.5	4,814	36.5	13,196	14,937	8,382	100.0	—	—
Total	$0.37500	$33,438	63.7%	$19,051	36.3%	$52,489	$67,516	$33,438	100.0%	$—	—%

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

For the years ended December 31, 2019 and 2018, our FFO was $50.2 million, or 90.8% of our total distributions, and $57.1 million, or 108.7% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2019, 2018 and 2017. Also included in the summary below is the impact of stock repurchases pursuant to our two self-tender offers conducted during 2017. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except for per share data)	2019	2018	2017
Number of shares requested for redemption or repurchase	16,413	22,883	23,823
Number of shares redeemed or repurchased	16,413	22,883	23,823
% of shares requested that were redeemed or repurchased	100.0%	100.0%	100.0%
Average redemption or repurchase price per share	$7.35	$7.47	$7.48
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

SUBSEQUENT EVENTS
Acquisition of Property
Subsequent to December 31, 2019, we had acquired (excluding properties related to our DST Program) one retail property located in Birmingham, Alabama, one industrial property located in Fort Worth, Texas and one industrial property located in San Antonio, Texas for a total aggregate purchase price of approximately $62.9 million.
Acquisition Under Contract
On January 15, 2020, we entered into a contract to acquire an industrial property located in Sterling, Virginia with a purchase price of approximately $5.0 million. On March 2, 2020, we entered into a contract to acquire an industrial property located in Denver, Colorado with a purchase price of approximately $12.3 million. There can be no assurance that we will complete the acquisitions of the properties under contract.
CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2019, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Borrowings (1)(2)	$155,426	$258,984	$401,059	$140,751	$956,220
Future minimum lease payments related to the DST Program (3)	12,884	25,896	25,956	204,988	269,724
Total	$168,310	$284,880	$427,015	$345,739	$1,225,944

(1)	Includes principal and interest on our borrowings. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail.

(2)
Includes a $127.0 million floating-rate mortgage note originally scheduled to expire in January 2020. Subsequent to December 31, 2019, we exercised one of the one-year extension options extending the maturity to January 2021. The mortgage note may still be extended an additional one year, subject to certain conditions.

(3)
The underlying interests of properties that are sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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
INFLATION
Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not paid or reimbursed by our tenants. Substantially all of our commercial leases provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations. Our multifamily leases typically have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by adjusting rental rates on our multifamily leases.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2019, our debt instruments consisted of borrowings under our line of credit, term loans, and mortgage notes.
Fixed Interest Rate Debt. As of December 31, 2019, our fixed interest rate debt consisted of $200.9 million under our mortgage notes, which included a $51.0 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $350.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 64.6% of our total consolidated debt as of December 31, 2019. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2019, the fair value and the carrying value of our fixed interest rate debt was $549.4 million and $550.9 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2019. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of December 31, 2019, our consolidated variable interest rate debt consisted of $175.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 35.4% of our total consolidated debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $302.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2019, would change our annual interest expense by approximately $0.5 million.
Derivative Instruments. As of December 31, 2019, we had 15 outstanding derivative instruments with a total notional amount of $747.6 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Black Creek Diversified Property Fund Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Creek Diversified Property Fund Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

Denver, Colorado
March 5, 2020

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2019	2018
ASSETS
Net investment in real estate properties	$1,612,632	$1,507,112
Debt-related investments, net	2,575	10,680
Cash and cash equivalents	97,772	10,008
Restricted cash	10,010	7,030
DST Program loans	19,404	660
Other assets	35,872	45,612
Total assets	$1,778,265	$1,581,102
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$35,226	$31,580
Debt, net	846,567	1,001,298
Intangible lease liabilities, net	43,503	47,196
Financing obligations, net	258,814	52,336
Other liabilities	43,867	37,679
Total liabilities	1,227,977	1,170,089
Commitments and contingencies (Note 13)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 66,804 shares and 77,390 shares issued and outstanding, respectively	668	774
Class T common stock, $0.01 par value—500,000 shares authorized, 5,852 shares and 2,783 shares issued and outstanding, respectively	59	28
Class S common stock, $0.01 par value—500,000 shares authorized, 20,593 shares and 10,516 shares issued and outstanding, respectively	206	105
Class D common stock, $0.01 par value—500,000 shares authorized, 3,499 shares and 2,778 shares issued and outstanding, respectively	35	28
Class I common stock, $0.01 par value—500,000 shares authorized, 43,732 shares and 37,385 shares issued and outstanding, respectively	437	374
Additional paid-in capital	1,257,147	1,199,736
Distributions in excess of earnings	(775,259)	(867,849)
Accumulated other comprehensive (loss) income	(14,662)	522
Total stockholders’ equity	468,631	333,718
Noncontrolling interests	81,657	77,295
Total equity	550,288	411,013
Total liabilities and equity	$1,778,265	$1,581,102

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenues:
Rental revenues	$184,441	$189,631	$196,518
Debt-related income	227	694	828
Total revenues	184,668	190,325	197,346
Operating expenses:
Rental expenses	61,060	61,667	66,532
Real estate-related depreciation and amortization	57,342	57,866	68,070
General and administrative expenses	8,985	8,817	9,235
Advisory fees, related party	17,413	14,149	13,285
Impairment of real estate property	113	14,648	1,116
Total operating expenses	144,913	157,147	158,238
Other income (expenses):
Interest expense	(48,170)	(48,358)	(42,305)
Gain on sale of real estate property	160,537	14,093	83,057
Gain on extinguishment of debt and financing commitments, net	1,002	—	—
Other income (expenses)	153	(251)	(462)
Total other income (expenses)	113,522	(34,516)	40,290
Net income (loss)	153,277	(1,338)	79,398
Net (income) loss attributable to noncontrolling interests	(10,726)	101	(7,182)
Net income (loss) attributable to common stockholders	$142,551	$(1,237)	$72,216
Weighted-average shares outstanding—basic	136,925	128,740	142,349
Weighted-average shares outstanding—diluted	147,316	139,674	154,156
Net income (loss) attributable to common stockholders per common share—basic and diluted	$1.04	$(0.01)	$0.51

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Net income (loss)	$153,277	$(1,338)	$79,398
Net unrealized loss from available-for-sale securities	(100)	(100)	—
Change from cash flow hedging derivatives	(16,315)	1,303	6,337
Comprehensive income (loss)	136,862	(135)	85,735
Comprehensive (income) loss attributable to noncontrolling interests	(9,495)	116	(7,523)
Comprehensive income (loss) attributable to common stockholders	$127,367	$(19)	$78,212

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity

			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Common Stock
(in thousands)	Shares	Amount
Balance as of December 31, 2016	150,636	$1,506	$1,361,638	$(839,896)	$(6,905)	$91,748	$608,091
Net income	—	—	—	72,216	—	7,182	79,398
Unrealized gain from derivative instruments	—	—	—	—	5,996	341	6,337
Issuance of common stock, net of offering costs	5,752	58	40,473	—	—	—	40,531
Share-based compensation, net of forfeitures	(99)	(1)	(647)	—	—	—	(648)
Redemptions of common stock	(23,823)	(238)	(178,194)	—	—	—	(178,432)
Amortization of share-based compensation	—	—	1,730	—	—	—	1,730
Distributions declared on common stock and noncontrolling interests	—	—	—	(50,928)	—	(6,876)	(57,804)
Contributions from noncontrolling interests	—	—	—	—	—	106	106
Redemptions of noncontrolling interests	—	—	(939)	—	—	(5,644)	(6,583)
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net loss	—	—	—	(1,237)	—	(101)	(1,338)
Net unrealized gain from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized gain from derivative instruments	—	—	—	—	1,318	(15)	1,303
Issuance of common stock, net of offering costs	21,227	212	146,356	—	—	—	146,568
Share-based compensation, net of forfeitures	42	—	(85)	—	—	—	(85)
Redemptions of common stock	(22,883)	(228)	(170,705)	—	—	—	(170,933)
Amortization of share-based compensation	—	—	918	—	—	—	918
Distributions declared on common stock and noncontrolling interests	—	—	—	(47,791)	—	(4,196)	(51,987)
Redemptions of noncontrolling interests	—	—	(809)	—	—	(5,250)	(6,059)
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	142,551	—	10,726	153,277
Net unrealized loss from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized loss from derivative instruments	—	—	—	—	(15,084)	(1,231)	(16,315)
Issuance of common stock, net of offering costs	25,955	260	177,519	—	—	—	177,779
Share-based compensation, net of forfeitures	86	1	636	—	—	—	637
Redemptions of common stock	(16,413)	(165)	(120,415)	—	—	—	(120,580)
Amortization of share-based compensation	—	—	(111)	—	—	—	(111)
Distributions declared on common stock and noncontrolling interests	—	—	—	(49,961)	—	(3,913)	(53,874)
Redemptions of noncontrolling interests	—	—	(218)	—	—	(1,220)	(1,438)
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Operating activities:
Net income (loss)	$153,277	$(1,338)	$79,398
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	57,342	57,866	68,070
Straight-line rent and amortization of above- and below-market leases	(11,026)	(18,220)	(4,858)
Gain on sale of real estate property	(160,537)	(14,093)	(83,057)
Lease termination fee	—	16,221	—
Impairment of real estate property	113	14,648	1,116
Gain on extinguishment of debt and financing commitments, net	(1,002)	—	—
Other	7,783	7,842	8,136
Changes in operating assets and liabilities	3,398	4,590	(9,885)
Net cash provided by operating activities	49,348	67,516	58,920
Investing activities:
Real estate acquisitions	(396,901)	(55,431)	(39,538)
Capital expenditures	(45,217)	(39,073)	(34,086)
Proceeds from disposition of real estate property, net of property-level loans	341,677	77,650	178,191
Principal collections on debt-related investments	8,104	438	4,020
Other	(574)	(1,569)	(2,132)
Net cash (used in) provided by investing activities	(92,911)	(17,985)	106,455
Financing activities:
Proceeds from mortgage notes	62,000	—	300,469
Repayments of mortgage notes	(35,075)	(2,361)	(162,461)
Net repayments of line of credit	(131,000)	(11,000)	(94,000)
Proceeds from term loan	50,000	—	—
Redemptions of common stock	(120,580)	(170,933)	(178,496)
Distributions on common stock	(29,117)	(28,737)	(37,530)
Proceeds from issuance of common stock	172,309	141,092	19,861
Proceeds from financing obligations	194,778	42,496	9,558
Offering costs for issuance of common stock and private placements	(12,186)	(8,763)	(4,706)
Distributions to noncontrolling interest holders	(3,913)	(4,207)	(7,607)
Redemption of OP Unit holder interests	(1,438)	(6,057)	(6,206)
Other	(11,471)	(3,039)	(6,387)
Net cash provided by (used in) financing activities	134,307	(51,509)	(167,505)
Net increase (decrease) in cash, cash equivalents and restricted cash	90,744	(1,978)	(2,130)
Cash, cash equivalents and restricted cash, at beginning of period	17,038	19,016	21,146
Cash, cash equivalents and restricted cash, at end of period	$107,782	$17,038	$19,016

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Unless the context otherwise requires, the “Company”, “we,” “our” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.
Black Creek Diversified Property Fund Inc. is a Maryland corporation formed on April 11, 2005. We are primarily focused on investing in and operating a diverse portfolio of real property. Although we generally target investments in four primary property categories (office, retail, multi-family, and industrial), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2019, our real estate portfolio consisted of 48 properties, which includes nine properties that are part of the DST Program, as defined in “Note 5.” We operate four reportable segments: retail, office, multi-family, and industrial. As used herein, the term “commercial” refers to our office, retail and industrial properties or tenants, as applicable. See “Note 14” for information regarding the financial results by segment.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
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

Reclassifications
Certain items in our consolidated statements of cash flows for 2018 and 2017 have been reclassified to conform to the 2019 presentation. Straight-line rent and amortization of above- and below-market leases have been reclassified from previous line items within operating activities to be shown separately on one line item on the consolidated statements of cash flows.
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
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2019 or 2018 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.
The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a tenant terminates a lease before the stated lease expiration date. During the years ended December 31, 2019, 2018 and 2017, we recorded $2.0 million, $0.5 million and $2.1 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.
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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. Refer to “Note 3” for detail regarding the non-cash impairment charges recorded during the years ended December 31, 2019, 2018 and 2017.
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
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain long-term financing, including costs associated with financing obligations. These fees and costs are amortized to interest expense over the expected terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date. Accumulated amortization of deferred financing costs was approximately $9.1 million and $10.6 million as of December 31, 2019 and 2018, respectively. Our interest expense for the years ended December 31, 2019, 2018 and 2017 included $6.9 million, $4.1 million and $2.8 million, respectively, of amortization of financing costs.
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
Revenue Recognition
When a lease is entered into, we first determine if the collectability from the tenant is probable. If the collectability is not probable, we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from tenants for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. We evaluate collectability from our tenants on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2019 and 2018, our straight-line rent and tenant receivables were approximately $25.6 million and $31.6 million, respectively, and our allowance for doubtful accounts was approximately $0.8 million and $0.6 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.
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
Concentration of Credit Risk
As our revenues predominately consist of rental payments, we are dependent on our tenants for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our tenants. As of December 31, 2019, no tenants represented more than 10.0% of our total annualized base rent.
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
We adopted ASU 2016-02 and its supplemental ASUs when they became effective for us using the modified retrospective transition approach as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standards. Under the practical expedients election, we were not required to reassess: (i) whether an expired or existing contract met the definition of a lease; (ii) the lease classification at January 1, 2019 for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. We also adopted the practical expedient that allowed us to not separate tenant reimbursement revenue from rental revenue if certain criteria were met. We assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the related tenant reimbursement revenue are the same and the lease component, if accounted for separately, would be classified as an operating lease. As such, we account for and presented rental revenue and tenant reimbursement revenue as a single component in the consolidated statements of operations. The adoption of these standards did not have a material effect on our consolidated financial statements.
In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections” (“ASU 2019-07”), which updates various codification topics by clarifying or improving the disclosure requirements to align with the SEC’s regulations. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Standards
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

3. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties:

	As of December 31,
(in thousands)	2019	2018
Land	$418,037	$421,531
Buildings and improvements	1,375,192	1,271,773
Intangible lease assets	264,121	315,429
Investment in real estate properties	2,057,350	2,008,733
Accumulated depreciation and amortization	(444,718)	(501,621)
Net investment in real estate properties	$1,612,632	$1,507,112
Acquisitions
During the years ended December 31, 2019 and 2018, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price
2019 Acquisitions:
Tri-County Distribution Center	Industrial	2/13/2019	$20,729
Florence Logistics Center	Industrial	5/14/2019	18,629
World Connect Logistics Center	Industrial	9/27/2019	43,971
Tri-County DC II A	Industrial	10/1/2019	9,821
Aurora DC	Industrial	12/13/2019	8,548
The Daley	Multi-family	7/2/2019	95,305
Juno Winter Park	Multi-family	7/9/2019	84,549
Perimeter	Multi-family	12/19/2019	117,170
Total 2019 acquisitions			$398,722
2018 Acquisitions:
Stafford Grove	Industrial	4/9/2018	$37,420
Kaiser	Industrial	12/10/2018	18,678
Total 2018 acquisitions			$56,098
During the years ended December 31, 2019 and 2018, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

	As of December 31,
($ in thousands)	2019	2018
Land	$53,756	$14,680
Building	328,928	36,070
Intangible lease assets	16,480	5,484
Above-market lease assets	265	55
Below-market lease liabilities	(707)	(191)
Total purchase price	$398,722	$56,098
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2019 and 2018, as of the respective date of each acquisition, were 5.4 years and 5.3 years, respectively.
Dispositions
During the year ended December 31, 2019, we sold five office properties (655 Montgomery, Rialto, Campus Road Office Center, One Park Place, and Austin-Mueller), two retail properties (Holbrook and Brockton Westgate Plaza), and two outparcels for net proceeds of approximately $341.7 million, which is net of the property-related debt repayment described in Note 4. We recorded a net gain on sale of approximately $160.5 million.
During the year ended December 31, 2018, we sold one office property (Joyce Blvd.), two retail properties (CB Square and Brockton Eastway Plaza), one building from a two-building office property (Park Place 3) and two outparcels that were part of a retail property for net proceeds of approximately $77.7 million. We recorded a net gain on sale of approximately $14.1 million.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2019 and 2018 include the following:

	As of December 31, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$242,704	$(200,623)	$42,081	$282,961	$(238,768)	$44,193
Above-market lease assets	21,417	(20,859)	558	32,468	(31,382)	1,086
Below-market lease liabilities	(80,002)	36,499	(43,503)	(82,060)	34,864	(47,196)
The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2019, for the next five years and thereafter:

	As of December 31, 2019
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Intangible lease assets	$11,161	$7,571	$6,103	$4,397	$3,208	$9,641	$42,081
Above-market lease assets	116	81	73	61	46	181	558
Below-market lease liabilities	(3,041)	(2,669)	(2,559)	(2,424)	(2,306)	(30,504)	(43,503)

Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Increase (decrease) to rental revenue:
Straight-line rent adjustments (1)	$7,776	$14,508	$1,855
Above-market lease amortization	(792)	(1,096)	(2,392)
Below-market lease amortization	4,042	4,808	5,395
Real estate-related depreciation and amortization:
Depreciation expense	$40,824	$38,091	$39,212
Intangible lease asset amortization	16,518	19,775	28,858

(1)
The straight-line rent adjustment amount for the years ended December 31, 2019 and 2018 includes $6.1 million and $10.1 million, respectively, related to early lease termination payments that are being recognized to rental revenues on a straight-line basis over the remaining term of the respective lease.

Future Minimum Rentals
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial tenants under the terms of non-cancelable operating and ground leases in effect as of December 31, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of December 31,
(in thousands)	2019	2018
Year 1	$112,685	$133,999
Year 2	104,968	116,145
Year 3	86,934	104,997
Year 4	71,983	88,136
Year 5	54,446	74,661
Thereafter	177,566	323,040
Total	$608,582	$840,978
Leases for our multi-family tenants are generally 12 months or less and are therefore excluded from the table above.
Real Estate Property Impairment
During the year ended December 31, 2019, we recorded an incremental impairment of $0.1 million due to additional costs incurred which related to the retail property located in the Holbrook, Massachusetts market that had been previously impaired during 2018, which is described below.
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

4. DEBT
Our debt is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under our non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. Three of our mortgage notes are currently partial recourse to us, for which we provide the following limited guaranties: $4.1 million, $2.0 million, and $0.3 million that are each guaranteed until we meet certain lender-specified thresholds at the respective collateralized property. Other than these limited guarantees, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2019	December 31, 2018	Maturity Date	December 31, 2019	December 31, 2018
Line of credit (1)	3.16%	4.05%	January 2023	$—	$131,000
Term loan (2)	3.04%	3.52%	January 2024	325,000	275,000
Term loan (3)	3.29%	3.79%	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.52%	3.57%	September 2021 - December 2029	200,857	173,932
Floating-rate mortgage notes (5)	4.01%	4.97%	January 2020	127,000	225,600
Total principal amount / weighted-average (6)	3.36%	3.98%		$852,857	$1,005,532
Less: unamortized debt issuance costs				$(6,535)	$(4,627)
Add: mark-to-market adjustment on assumed debt				245	393
Total debt, net				$846,567	$1,001,298

Gross book value of properties encumbered by debt				$535,196	$598,978

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of December 31, 2019, the unused and available portions under the line of credit were approximately $450.0 million and $246.0 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(2)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of December 31, 2019. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $150.0 million in borrowings under this term loan.

(3)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of December 31, 2019. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.

(4)
The amount outstanding as of December 31, 2019 includes a $51.0 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. In conjunction with the disposition of 655 Montgomery in May 2019, we repaid approximately $98.6 million of property-level loans that would have matured in September 2020. As of December 31, 2019 and 2018, our floating-rate mortgage notes were subject to a weighted-average interest rate spread of 2.25% and 2.47%, respectively. Amount includes a mortgage note originally scheduled to expire in January 2020. Subsequent to December 31, 2019, we exercised one of the one-year extension options extending maturity to January 2021. The mortgage note may still be extended an additional one year, subject to certain conditions.

(6)	The weighted-average remaining term of our borrowings was approximately 3.4 years as of December 31, 2019, excluding the impact of certain extension options.

As of December 31, 2019, the principal payments due on our debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes (1)	Total
2020	$—	$—	$129,766	$129,766
2021	—	—	11,627	11,627
2022 (2)	—	200,000	2,478	202,478
2023 (3)	—	—	48,484	48,484
2024	—	325,000	1,844	326,844
Thereafter	—	—	133,658	133,658
Total principal payments	$—	$525,000	$327,857	$852,857

(1)
Includes a $127.0 million floating-rate mortgage note originally scheduled to expire in January 2020. Subsequent to December 31, 2019, we exercised one of the one-year extension options extending the maturity to January 2021. The mortgage note may still be extended an additional one year, subject to certain conditions.

(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.

(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
LIBOR is expected to be discontinued after 2021. As of December 31, 2019, our line of credit, term loans and a $51.0 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2019.
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
During the next 12 months, we estimate that approximately $2.7 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
December 31, 2019
Interest rate swaps (1)	14	$601,005	$288	$13,308
Interest rate caps	1	146,600	—	—
Total derivative instruments	15	$747,605	$288	$13,308
December 31, 2018
Interest rate swaps (1)	15	$634,565	$6,692	$3,220
Interest rate caps	4	338,450	25	—
Total derivative instruments	19	$973,015	$6,717	$3,220

(1)
Includes four interest rate swaps with a combined notional amount of $200.0 million that became effective in January 2020 and three interest rate swaps with a combined notional of $150.0 million that expired in January 2020.

The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(13,341)	$317	$1,509
(Gain) loss reclassified from AOCI into interest expense	(1,600)	986	4,828
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	(1,374)	—	—
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	48,170	48,358	42,305
Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in income	$(25)	$49	$(119)
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
In order to facilitate additional capital raise through the DST Program, we may offer loans (“DST Program Loans”) to finance a portion of the sale of beneficial interests (the “DST Interests”) in the trusts holding DST Properties to potential investors. As of December 31, 2019, we have made approximately $19.4 million in DST Program Loans to partially finance the sale of DST Interests in the DST Program. DST Program Loans are evidenced by promissory notes from the investor and are secured by the investor’s DST Interests based on commercially reasonable terms. DST Program Loans bear interest at market rates that may be fixed or based on LIBOR and are non-recourse to the investor (except for certain non-recourse carve-outs). Accordingly, we include our investments in DST Program Loans separately on our consolidated balance sheets in the “DST Program loans” line item and we include income earned from DST Program Loans in “other income” on our statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.
During the years ended December 31, 2019, 2018 and 2017, we sold approximately $212.7 million, $43.2 million and $9.6 million, respectively, in interests related to the DST Program.
During the years ended December 31, 2019, 2018 and 2017, we incurred rent obligations of approximately $7.0 million, $1.1 million and $0.3 million, respectively, under our master lease agreements with the investors who have participated in the DST Program.
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
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2019
Assets:
Derivative instruments	$—	$288	$—	$288
Total assets measured at fair value	$—	$288	$—	$288
Liabilities:
Derivative instruments	$—	$13,308	$—	$13,308
Total liabilities measured at fair value	$—	$13,308	$—	$13,308
December 31, 2018
Assets:
Derivative instruments	$—	$6,717	$—	$6,717
Total assets measured at fair value	$—	$6,717	$—	$6,717
Liabilities:
Derivative instruments	$—	$3,220	$—	$3,220
Total liabilities measured at fair value	$—	$3,220	$—	$3,220

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
Nonrecurring Fair Value Measurements
As of December 31, 2019 and 2018, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments	$2,578	$2,604	$10,682	$10,709
DST Program loans	19,404	19,404	660	660
Liabilities:
Line of credit	$—	$—	$131,000	$131,000
Term loans	525,000	525,000	475,000	475,000
Mortgage notes	327,857	326,447	399,532	398,117

(1)	The carrying amount reflects the principal amount outstanding.
7. INCOME TAXES
We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2019, 2018 and 2017. We had a gross deferred tax asset of approximately $5.3 million and $3.9 million as of December 31, 2019 and 2018, respectively, which is offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2016.

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
The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2019, 2018 and 2017. This information assumes that an investor owned shares of our common stock for the full 2019 calendar year.

	For the Year Ended December 31,
	2019	2018	2017
Ordinary income (1)	22.78%	42.22%	50.01%
Non-taxable return of capital	61.01	57.78	—
Capital gain (2)	16.21	—	49.99
Total distributions	100.00%	100.00%	100.00%

(1)	Our overall taxability decreased in 2019 as compared to 2018 primarily due to reduced taxable income from operations.

(2)
Capital gain taxability increased in 2019 due to increased disposition activity in 2019. Notwithstanding, DPF utilized 1031 tax deferred exchanges in relation to certain dispositions in order to defer capital gains treatment.

8. STOCKHOLDERS' EQUITY
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
Currently, we have the following registration statements effective with the SEC:

•
A public offering of up to $3.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $2.5 billion offered in our primary offering and up to $500.0 million offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. As of December 31, 2019, $2.8 billion remained unsold under this registration statement.

•	A public offering of Class E shares under our distribution reinvestment plan. As of December 31, 2019, $103.5 million remained unsold under this registration statement.
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

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the year ended December 31, 2019, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$28,000	$81,660	$7,712	$54,937	$—	$172,309
DRIP	648	2,691	590	7,863	8,803	20,595
Total offering	$28,648	$84,351	$8,302	$62,800	$8,803	$192,904
Number of shares sold:
Primary offering	3,298	10,926	1,050	7,881	—	23,155
DRIP	88	366	80	1,069	1,197	2,800
Total offering	3,386	11,292	1,130	8,950	1,197	25,955
Common Stock
The following table describes the changes in each class of common shares during each of the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Class T Shares (1)	Class S Shares (1)	Class D Shares (1)	Class I Shares (1)	Class E Shares (1)	Total Shares (1)
Balance as of December 31, 2016	2,001	N/A	2,271	34,039	112,325	150,636
Issuance of common stock:
Primary shares	134	64	267	2,181	—	2,646
Distribution reinvestment plan	63	—	73	1,036	1,934	3,106
Share-based compensation	—	—	—	(99)	—	(99)
Redemptions of common stock	(136)	—	(101)	(3,022)	(20,564)	(23,823)
Balance as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	878	10,414	531	6,865	—	18,688
Distribution reinvestment plan	64	81	68	941	1,385	2,539
Share-based compensation	—	—	—	42	—	42
Redemptions of common stock	(221)	(43)	(331)	(4,598)	(17,690)	(22,883)
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	3,298	10,926	1,050	7,881	—	23,155
Distribution reinvestment plan	88	366	80	1,069	1,197	2,800
Share-based compensation	—	—	—	86	—	86
Redemptions of common stock	(317)	(1,215)	(409)	(2,689)	(11,783)	(16,413)
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480

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
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
June 30	0.09375	7,303	1,312	5,180	13,795
September 30	0.09375	7,302	1,351	5,270	13,923
December 31	0.09375	7,412	1,396	5,294	14,102
Total	$0.37500	$29,215	$5,303	$20,741	$55,259
2018
March 31	$0.09375	$7,240	$1,127	$4,789	$13,156
June 30	0.09375	7,137	1,221	4,710	13,068
September 30	0.09375	7,157	1,174	4,738	13,069
December 31	0.09375	7,180	1,202	4,814	13,196
Total	$0.37500	$28,714	$4,724	$19,051	$52,489

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

(2)
Includes other cash distributions consisting of: (i) distributions paid to holders of OP Units in the Operating Partnership; (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to certain classes of our shares. See “Note 10” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2019, 2018 and 2017. Also included in the summary below is the impact of stock repurchases pursuant to our two self-tender offers. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except for per share data)	2019	2018	2017
Number of shares requested for redemption or repurchase	16,413	22,883	23,823
Number of shares redeemed or repurchased	16,413	22,883	23,823
% of shares requested that were redeemed or repurchased	100.0%	100.0%	100.0%
Average redemption or repurchase price per share	$7.35	$7.47	$7.48
9. NONCONTROLLING INTERESTS
OP Units
As of December 31, 2019 and 2018, the Operating Partnership had issued OP Units to third-party investors, representing 6.8% and 7.4%, respectively, of limited partnership interests. Currently, all of the third-party investors own Class E OP Units, but we may in the future cause the Operating Partnership to issue Class T, Class S, Class D or Class I OP Units to third-party investors.

The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	As of December 31,
(in thousands)	2019	2018
Number of OP Units issued and outstanding to third-party investors	10,286	10,482
Estimated maximum redemption value (unaudited)	$77,080	$77,962
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

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Number of OP Units redeemed	196	810	756
Aggregate amount of OP Units redeemed	$1,438	$6,059	$5,643
The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.
10. RELATED PARTY TRANSACTIONS
We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement, effective as of May 1, 2019, by and among us, the Operating Partnership and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends April 30, 2020, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with our public offerings pursuant to the terms of the third amended and restated dealer manager agreement, effective September 1, 2017 (the “Dealer Manager Agreement”) by and among us, the Advisor and the Dealer Manager. Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates, and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg, Mr. Mulvihill and Mr. Zucker and/or their affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Mr. Mulvihill and/or Mr. Zucker and/or their affiliates. The Advisor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our public offerings and for the investment and management of our assets and our other activities and operations.
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
The performance component of the advisory fee is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance component of the advisory fee be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees).The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of December 31, 2019. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2019, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 9” for detail regarding the Class E OP Units.
On January 1, 2019, we, our Operating Partnership, and the Advisor amended the advisory agreement and limited partnership agreement of the Operating Partnership. The Operating Partnership also issued to Black Creek Diversified Property Advisors Group LLC (“BCDPAG”), for $1,000 in consideration, 100 partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, or the “Special Units.”
These agreements were amended, and the Special Units were issued, so that, at the election of BCDPAG, the performance component of the advisory fee previously payable to the Advisor may be paid instead to BCDPAG as a performance participation allocation with respect to the Special Units. If BCDPAG does not elect on or before the first day of a calendar year to have the performance component of the advisory fee paid as a fee to the Advisor, then it will be paid as a distribution on the performance participation interest to BCDPAG, as the holder of the Special Units. In such case, the performance component of the advisory fee will be payable in cash or Class I OP Units, at the election of BCDPAG. If BCDPAG elects to receive such distributions in Class I OP Units, the number of Class I OP Units to be issued to BCDPAG will be determined by dividing an amount equal to the value of the performance component of the advisory fee by the net asset value per Class I OP Unit as of the date of the distribution. BCDPAG may request the Operating Partnership to repurchase such OP Units from BCDPAG at a later date. Any such repurchase requests will not be subject to any holding period, early redemption deduction, volume limitations or other restrictions that apply to other holders of OP Units under the limited partnership agreement of the Operating Partnership Agreement or to our stockholders under our share redemption program. In the event the performance component of the advisory fee is paid in cash to BCDPAG as an allocation and distribution in its capacity as holder of the Special Units, such amount will not be deductible by the Operating Partnership although it will reduce the cash available for distribution to holders of common OP Units and we believe that taxable income allocated to BCDPAG as holder of the Special Units should reduce the amount of taxable income allocable to the holders of common OP Units for the taxable period of the allocation. In addition, in the event the Operating Partnership commences a liquidation of its assets during any calendar year, BCDPAG will be distributed the performance participation allocation as its liquidation distribution, or the Advisor will receive payment of the performance component of the advisory fee, as applicable, prior to the distribution of the remaining liquidation proceeds to the holders of OP Units.
The Special Units do not receive Operating Partnership distributions or allocations except as described above. Holders of Special Units do not share in distributions paid to holders of common OP Units and are not allocated income or losses of the Operating Partnership except to the extent of taxable income allocated to them in their capacity as holders of the Special Units.
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

DST Program
DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 5,” Black Creek Exchange LLC (“BCX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $1.0 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through one or more purchase price “mark-ups” of the initial estimated fair value of the DST Properties to be sold to investors, fees paid by the investors at the time of investment, or deductions from distributions paid to such investors.
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
DST Manager Fees. BC Exchange Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC Exchange Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, BCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a disposition fee of up to 1.0% of the gross sales price of certain DST Properties sold to a third party, subject to the terms of the applicable DST Program offering documents, (iii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon), (iv) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (v) up to 1.0% of the gross equity proceeds as compensation for developing and maintaining the DST Program technology and intellectual property. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager (or such other amount as may be set forth in the applicable DST Program offering documents).
Product Specialist
Pursuant to a product specialist agreement with BCG Advisors LLC (“BCG Advisors”), BCG Advisors provides advisory services related to our investments in real estate securities. Pursuant to this agreement, a portion of the fixed component of the advisory fee that the Advisor receives from us (as described above) related to investments in real estate securities is reallowed to BCG Advisors in exchange for the services provided.

Summary of Fees and Expenses
The following table summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2019	2018	2017	2019	2018
Upfront selling commissions (1)	$2,094	$1,199	$34	$—	$—
Dealer manager fees (2)(3)	—	—	306	—	—
Ongoing distribution fees (1)(3)	1,387	501	108	147	76
Advisory fees - fixed component (4)	11,879	11,599	13,191	1,245	988
Advisory fees—performance component	3,776	2,237	—	3,776	2,237
Advisory fees related to the disposition of real properties (5)	—	—	1,763	—	—
Other expense reimbursements—Advisor (6)(7)	10,601	8,801	8,393	2,240	1,411
Other expense reimbursements—Dealer Manager	527	878	401	—	—
DST Program advisory fees (8)	1,758	313	94	—	—
DST Program selling commissions (1)	2,668	1,097	466	—	—
DST Program dealer manager fees (1)	451	293	143	—	—
DST Program other reimbursements—Dealer Manager	881	212	137	—	—
DST Program facilitation and loan origination fees	2,988	356	—	—	—
Total	$39,010	$27,486	$25,036	$7,408	$4,712

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.

(2)	Includes upfront dealer manager fees, as well as ongoing dealer manager fees that were paid under the Dealer Manager Agreement in effect prior to September 1, 2017.

(3)
The distribution fees accrue daily and are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $14.5 million and $7.9 million as of December 31, 2019 and 2018, respectively, are included in other liabilities on the consolidated balance sheets. Prior to September 1, 2017, the future estimated amounts payable included ongoing dealer manager fees.

(4)
Amount reported for the years December 31, 2018 and 2017 include approximately $0.5 million and $0.7 million, respectively, that we were not obligated to pay in consideration of the issuance of 0.6 million and 0.5 million Class I shares, respectively.

(5)
Amount for the year ended December 31, 2017 includes approximately $1.7 million and is included in gain on sale of real property on the consolidated statements of operations. For the year ended December 31, 2017, we paid the Advisor approximately $1.4 million in consideration for disposition services rendered prior to September 1, 2017 for which the Advisor had not otherwise been paid a fee, of which $1.2 million is included in gain on sale of real property on the consolidated statements of operations and $0.2 million was deferred in other assets on the consolidated balance sheets until the occurrence of future dispositions. Additionally, for the year ended December 31, 2017, amount includes approximately $45,000 paid to the Advisor for advisory fees associated with the disposition of real properties, which are included in impairment of real estate property on the consolidated statements of operations. Pursuant to the Advisory Agreement, effective September 1, 2017, the Advisor no longer receives disposition fees.

(6)
Amounts include approximately $8.5 million, $6.6 million and $6.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the reimbursement of a portion of the salary, bonus and benefits for employees of the Advisor, including our named executive officers, for services provided to us for which the Advisor does not otherwise receive a separate fee. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by us. We show these as reimbursements to the Advisor to the same extent that we recognize the related share-based compensation on our consolidated statements of operations. The balance of such reimbursements is made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs, which are included in general and administrative expenses on the consolidated statements of income. As of September 1, 2017, we no longer reimburse salary, bonus and benefits of our named executive officers. However, we reimbursed the Advisor for bonuses of our named executive offers for services provided to us prior to September 1, 2017 upon the final determination and payment of such bonuses to our named executive officers during the first quarter of 2018.

(7)	Includes costs reimbursed to the Advisor related to the DST Program.

(8)	Amount for the years December 31, 2019, 2018 and 2017 included in advisory fees, related party on the consolidated statements of operations.
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
Prior to December 31, 2019, at each annual meeting of stockholders the independent directors automatically, upon election, received an award, pursuant to our equity incentive plans, of $75,000 in RSUs with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of the end of the day of the annual meeting.
Additionally, on December 10, 2019, our board of directors, including all of our independent directors, approved a one-time catch-up payment totaling $450,000 to be made effective December 31, 2019. Of that amount, $225,000 is comprised of cash and $225,000 is comprised of RSUs with respect to Class I shares of our common stock, with the number of RSUs based on the NAV per Class I share as of October 31, 2019, which vest and settle immediately.
Transactions with Affiliates
We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our public offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2019 and 2018, we held a 93.2% and 92.6%, respectively, limited partnership interest in the Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 9” for detail regarding our noncontrolling interests.

11. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income (loss) attributable to common stockholders—basic	$142,551	$(1,237)	$72,216
Net income (loss) attributable to OP Units	10,726	(105)	6,117
Net income (loss) attributable to common stockholders—diluted	$153,277	$(1,342)	$78,333
Weighted-average shares outstanding—basic	136,925	128,740	142,349
Incremental weighted-average shares effect of conversion of OP Units	10,391	10,934	11,807
Weighted-average shares outstanding—diluted	147,316	139,674	154,156
Net income (loss) per share attributable to common stockholders:
Basic	$1.04	$(0.01)	$0.51
Diluted	$1.04	$(0.01)	$0.51
12. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Cash paid for interest	$39,515	$42,048	$37,473
Distributions reinvested in common stock	20,595	18,988	23,282
Change in accrued future ongoing distribution fees	6,540	6,052	(2,058)
Repayment of property-level loans upon disposition of real estate property	98,600	—	—
Increase in DST loans receivable through DST capital raising	18,744	660	—
Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Beginning of period:
Cash and cash equivalents	$10,008	$10,475	$13,864
Restricted cash	7,030	8,541	7,282
Cash, cash equivalents and restricted cash	$17,038	$19,016	$21,146
End of period:
Cash and cash equivalents	$97,772	$10,008	$10,475
Restricted cash	10,010	7,030	8,541
Cash, cash equivalents and restricted cash	$107,782	$17,038	$19,016
13. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.
Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2019.
14. SEGMENT FINANCIAL INFORMATION
Our four reportable segments are office, retail, multi-family and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Items that are not directly assignable to a segment, such as certain corporate items, are not allocated but reflected as reconciling items.
The following table sets forth the financial results by segment for the years ended December 31, 2019, 2018 and 2017:

(in thousands)	Office	Retail	Multi-family	Industrial	Corporate	Consolidated
2019
Rental revenues	$93,826	$70,462	$6,418	$13,735	$—	$184,441
Rental expenses	(37,905)	(17,357)	(2,864)	(2,934)	—	(61,060)
Net operating income (loss)	$55,921	$53,105	$3,554	$10,801	$—	$123,381
Real estate-related depreciation and amortization	$26,194	$20,317	$4,028	$6,803	$—	$57,342
Total assets	$458,583	$652,707	$293,498	$207,844	$165,633	$1,778,265
2018
Rental revenues	$108,421	$73,416	$—	$7,794	$—	$189,631
Rental expenses	(42,544)	(17,618)	—	(1,505)	—	(61,667)
Net operating income	$65,877	$55,798	$—	$6,289	$—	$127,964
Real estate-related depreciation and amortization	$33,335	$20,616	$—	$3,915	$—	$57,866
Total assets	$724,875	$671,007	$—	$111,230	$73,990	$1,581,102
2017
Rental revenues	$108,305	$81,871	$—	$6,342	$—	$196,518
Rental expenses	(44,520)	(20,388)	—	(1,624)	—	(66,532)
Net operating income	$63,785	$61,483	$—	$4,718	$—	$129,986
Real estate-related depreciation and amortization	$41,283	$24,216	$—	$2,571	$—	$68,070
Total assets	$775,917	$705,696	$—	$58,657	$67,836	$1,608,106
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

The following table is a reconciliation of our reported net income attributable to common stockholders to our net operating income for the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Net income (loss) attributable to common stockholders	$142,551	$(1,237)	$72,216
Debt-related income	(227)	(694)	(828)
Real estate-related depreciation and amortization	57,342	57,866	68,070
General and administrative expenses	8,985	8,817	9,235
Advisory fees, related party	17,413	14,149	13,285
Impairment of real estate property	113	14,648	1,116
Other (income) expense	(153)	251	462
Interest expense	48,170	48,358	42,305
Gain on sale of real estate property	(160,537)	(14,093)	(83,057)
Gain on extinguishment of debt and financing commitments, net	(1,002)	—	—
Net income (loss) attributable to noncontrolling interests	10,726	(101)	7,182
Net operating income	$123,381	$127,964	$129,986
15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2019
Total revenues	$50,694	$44,920	$44,230	$44,824
Total operating expenses	$(35,484)	$(34,297)	$(35,650)	$(39,482)
Total other (expenses) income	$(11,324)	$72,681	$(743)	$52,908
Net income	$3,886	$83,304	$7,837	$58,250
Net income attributable to common stockholders	$3,602	$77,399	$7,291	$54,259
Net income attributable to common stockholders per common share—basic and diluted (1)	$0.03	$0.57	$0.05	$0.39
2018
Total revenues	$44,627	$46,633	$49,675	$49,390
Total operating expenses	$(42,656)	$(35,575)	$(42,706)	$(36,210)
Other expenses	$(11,362)	$(56)	$(10,726)	$(12,372)
Net (loss) income	$(9,391)	$11,002	$(3,757)	$808
Net (loss) income attributable to common stockholders	$(8,635)	$10,115	$(3,465)	$748
Net (loss) income attributable to common stockholders per common share—basic and diluted (1)	$(0.07)	$0.08	$(0.03)	$0.01

(1)
Quarterly net income per common share amounts do not total the annual net income per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net income per share calculation.

16. SUBSEQUENT EVENTS
Acquisition of Property
Subsequent to December 31, 2019, we had acquired (excluding properties related to our DST Program) one retail property located in Birmingham, Alabama, one industrial property located in Fort Worth, Texas and one industrial property located in San Antonio, Texas for a total aggregate purchase price of approximately $62.9 million.

Acquisition Under Contract
On January 15, 2020, we entered into a contract to acquire an industrial property located in Sterling, Virginia with a purchase price of approximately $5.0 million. On March 2, 2020, we entered into a contract to acquire an industrial property located in Denver, Colorado with a purchase price of approximately $12.3 million. There can be no assurance that we will complete the acquisitions of the properties under contract.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Eighth Amended and Restated Bylaws
On February 28, 2020, our board of directors approved our Eighth Amended and Restated Bylaws (the “Amended Bylaws”). Under the Amended Bylaws, although our charter provides that the restrictions set forth in Sections 10.3 and 10.4 in our charter shall only apply until such time as our shares of common stock are Listed (as such term is defined our charter), pursuant to the Amended Bylaws we will continue to comply with such restrictions even after our shares of common stock are Listed (if ever).  The Amended Bylaws also provide that any amendment to the foregoing provision (and any amendment to this amendment provision) requires the approval of a majority of all votes entitled to be cast by our common stockholders. In all other respects, our bylaws are unchanged. We have attached a copy of the Amended Bylaws as Exhibit 3.10 to this Annual Report on Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

3.10*	Eighth Amended and Restated Bylaws.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on December 26, 2019.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

4.6*	Description of Capital Stock

10.1	Amended and Restated Advisory Agreement (2019), effective as of May 1, 2019. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2019.

Exhibit Number	Description

10.2
Form of Indemnification Agreement for officers and directors. Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-125338) filed with the SEC on January 13, 2006.

10.3	Second Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.4	Amended and Restated Secondary Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.5	Second Amended and Restated Credit and Term Loan Agreement. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 16, 2019.

10.6	Credit Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on January 16, 2019.

10.7	Form of Independent Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on March 10, 2014.

10.8
Facilitation Fee Agreement between Black Creek Exchange LLC and Black Creek Diversified Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 17, 2018.

10.9
Side Letter between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.30 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.10	Amendment to Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.11
Second Amendment to Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.12
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 10, 2017. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

10.13	Promissory Note, dated as of January 10, 2017. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.

10.14
Trademark Agreement. Incorporated by reference to Exhibit 10.28 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.15
Letter Agreement. Incorporated by reference to Exhibit 10.29 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.16	Selected Dealer Agreement with Morgan Stanley Smith Barney LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2017.

10.17
Third Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement. Incorporated by reference to Exhibit 1.1 of the Company’s Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767), filed September 1, 2017.

10.18	Amended Schedule 1 to Third Amended and Restated Dealer Manager Agreement. Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.19
Third Amendment to Agreement between BC Exchange Manager LLC and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.20
Purchase and Sale Contract between DPF 655 Montgomery LP and BCAL 655 Montgomery Property LLC, dated February 8, 2019. Incorporated by reference to Exhibit 10.36 to the Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (File No. 333-222630), filed with the SEC on April 16, 2019.

10.21*	Form of Trust Agreement.

10.22*	Form of Master Lease.

Exhibit Number	Description
10.23*	Form of Guaranty.

10.24*	First Amendment to Facilitation Fee Agreement between Black Creek Exchange LLC and Black Creek Diversified Property Advisors LLC.

10.25*	Ninth Amended and Restated Limited Partnership Agreement of Black Creek Diversified Property Operating Partnership LP dated as of December 20, 2019.

10.26*	Second Amended and Restated Dealer Manager Agreement between Black Creek Exchange LLC and Black Creek Capital Markets, LLC.

10.27*	First Amendment to Credit Agreement by and among Black Creek Diversified Property Operating Partnership LP and Bank of America, N.A.

10.28*	First Amendment to Credit Agreement by and among Black Creek Diversified Property Operating Partnership LP and Wells Fargo Bank, National Association.

21.1*	List of Subsidiaries of Black Creek Diversified Property Fund Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 6, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*    Filed or furnished herewith.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2019

				Initial Cost to Company				Gross Amount Carried at December 31, 2019
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Office properties:
Bala Pointe	Bala Cynwyd, PA	1	$—	$10,115	$27,516	$37,631	$10,819	$10,115	$38,335	$48,450	$(19,108)	8/28/2006	1-40
1300 Connecticut	Washington, DC	1	51,005	25,177	41,250	66,427	5,617	25,177	46,867	72,044	(27,599)	3/10/2009	2-40
1st Avenue Plaza	Denver, CO	2	—	15,713	65,252	80,965	6,921	15,713	72,173	87,886	(17,918)	8/22/2014	1-40
CityView	Austin, TX	2	—	4,606	65,250	69,856	5,472	4,606	70,722	75,328	(16,714)	4/24/2015	1-40
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	125	3,538	25,990	29,528	(10,561)	10/3/2008	5-40
Preston Sherry Plaza	Dallas, TX	1	—	7,500	22,303	29,803	11,223	7,500	33,526	41,026	(15,495)	12/16/2009	1-40
3 Second Street	Jersey City, NJ	1	127,000	16,800	193,742	210,542	32,602	16,800	226,344	243,144	(99,736)	6/25/2010	3-40
Venture Corporate Center	Hollywood, FL	3	—	10,961	34,151	45,112	3,198	10,961	37,349	48,310	(11,028)	8/6/2015	1-40
Bank of America Tower	Boca Raton, FL	1	—	5,030	30,917	35,947	1,426	5,030	32,343	37,373	(6,345)	12/11/2015	1-40
Total office properties		13	$178,005	$99,440	$506,246	$605,686	$77,403	$99,440	$583,649	$683,089	$(224,504)

Retail properties:
Bandera Road	San Antonio, TX	1	$—	$8,221	$23,472	$31,693	$7,495	$8,221	$30,967	$39,188	$(11,680)	2/1/2007	1-40
Beaver Creek	Apex, NC	1	—	12,426	31,375	43,801	(734)	10,727	32,340	43,067	(12,544)	5/11/2007	1-40
Braintree	Braintree, MA	1	—	9,270	31,266	40,536	5,591	9,270	36,857	46,127	(12,929)	8/1/2007	1-40
Kingston	Kingston, MA	1	—	8,580	12,494	21,074	5,459	8,580	17,953	26,533	(6,430)	8/1/2007	1-40
Manomet	Manomet, MA	1	—	1,890	6,480	8,370	1,982	1,890	8,462	10,352	(3,066)	8/1/2007	2-40
Orleans	Orleans, MA	1	—	8,780	23,683	32,463	775	8,780	24,458	33,238	(9,646)	8/1/2007	1-40
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	762	7,380	26,540	33,920	(10,430)	8/1/2007	1-40
Wareham	Wareham, MA	1	—	12,972	27,030	40,002	3,425	12,972	30,455	43,427	(12,378)	8/1/2007	1-40
Abington	Abington, MA	1	—	14,396	594	14,990	—	14,396	594	14,990	(594)	8/1/2007	—
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	(618)	8/1/2007	18-68
Mansfield	Mansfield, MA	1	—	5,340	16,490	21,830	—	5,340	16,490	21,830	(6,282)	8/1/2007	16-86

				Initial Cost to Company				Gross Amount Carried at December 31, 2019
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	—	6,560	22,014	28,574	(8,843)	8/1/2007	13-43
Weymouth	Weymouth, MA	2	—	5,170	19,396	24,566	(44)	4,913	19,609	24,522	(7,539)	8/1/2007	4-40
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	(4,600)	8/1/2007	16-56
New Bedford	New Bedford, MA	1	6,009	3,790	11,152	14,942	—	3,790	11,152	14,942	(4,054)	10/18/2007	22-40
Norwell	Norwell, MA	1	2,349	5,850	14,547	20,397	—	5,850	14,547	20,397	(5,658)	10/18/2007	15-65
270 Center	Washington, DC	1	70,000	19,779	42,515	62,294	880	19,781	43,393	63,174	(18,303)	4/6/2009	1-40
Springdale	Springfield, MA	1	—	11,866	723	12,589	8	11,866	731	12,597	(557)	2/18/2011	6-62
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	120	3,783	9,833	13,616	(5,104)	3/17/2011	3-40
Durgin Square	Portsmouth, NH	2	—	7,209	21,055	28,264	1,941	7,209	22,996	30,205	(7,285)	5/28/2014	1-40
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	1,150	8,759	41,383	50,142	(9,896)	11/4/2014	1-40
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	4,394	10,307	31,575	41,882	(6,367)	3/18/2015	1-40
Shenandoah	Davie, FL	3	9,494	10,501	27,397	37,898	221	10,501	27,618	38,119	(5,490)	8/6/2015	1-40
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	4,643	7,376	55,798	63,174	(10,434)	10/8/2015	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	143	3,492	30,798	34,290	(5,115)	12/9/2015	3-40
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	1,185	34,804	35,087	69,891	(6,260)	5/27/2016	1-40
Total retail properties		45	$87,852	$242,145	$563,270	$805,415	$39,396	$240,562	$604,249	$844,811	$(192,102)

Multi-family properties:
The Daley	Rockville, MD	4	$62,000	$15,139	$80,500	$95,639	$180	$15,139	$80,680	$95,819	$(2,211)	7/2/2019	1-40
Juno Winter Park	Winter Park, FL	1	—	9,129	75,420	84,549	(2)	9,129	75,418	84,547	(1,831)	7/9/2019	1-40
Perimeter	Sandy Springs, GA	1	—	17,407	99,763	117,170	—	17,408	99,762	117,170	—	12/19/2019	1-40
Total Multi-family properties		6	$62,000	$41,675	$255,683	$297,358	$178	$41,676	$255,860	$297,536	$(4,042)

Industrial properties:
South Columbia	Campbellsville, KY	1	$—	$730	$25,092	$25,822	$5,157	$730	$30,249	$30,979	$(15,229)	6/25/2010	4-40
Vasco Road	Livermore, CA	1	—	4,880	12,019	16,899	(698)	4,880	11,321	16,201	(1,645)	7/21/2017	3-40
Northgate	North Las Vegas, NV	1	—	3,940	20,715	24,655	16	3,942	20,729	24,671	(1,921)	7/26/2017	10-40

				Initial Cost to Company				Gross Amount Carried at December 31, 2019
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5)	Acquisition Date	Depreciable Life (Years)
Stafford Grove	Stafford, TX	3	—	8,540	28,879	37,419	1,642	8,586	30,475	39,061	(2,263)	4/9/2018	4-40
Kaiser Business Center	Folcroft, PA	2	—	6,140	12,730	18,870	16	6,140	12,746	18,886	(1,011)	12/10/2018	2-40
Tri-County DC	Schertz, TX	1	—	2,346	18,400	20,746	46	2,346	18,446	20,792	(953)	2/13/2019	1-40
Florence Logistics Center	Florence, KY	1	—	1,791	16,968	18,759	—	1,791	16,968	18,759	(502)	5/14/2019	1-40
World Connect Logistics Center	Indianapolis, IN	1	—	4,983	39,172	44,155	—	4,983	39,172	44,155	(419)	9/27/2019	1-40
Tri-County DC II A	Schertz, TX	1	—	1,280	8,562	9,842	—	1,280	8,562	9,842	(127)	10/1/2019	1-40
Aurora DC	Aurora, IL	1	—	1,681	6,887	8,568	—	1,681	6,887	8,568	—	12/13/2019	1-40
Total industrial properties		13	$—	$36,311	$189,424	$225,735	$6,179	$36,359	$195,555	$231,914	$(24,070)
Grand total		77	$327,857	$419,571	$1,514,623	$1,934,194	$123,156	$418,037	$1,639,313	$2,057,350	$(444,718)

(1)
These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2019. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.

(2)	Includes gross intangible lease assets.

(3)	As of December 31, 2019, the aggregate cost for federal income tax purposes of investments in property was approximately $1.3 billion (unaudited).

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

The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
	2019	2018	2017
Investments in real estate properties:
Balance at the beginning of period	$2,008,733	$2,028,906	$2,204,322
Acquisitions of properties	399,428	56,289	41,554
Improvements	44,103	46,973	33,332
Disposition of properties	(394,711)	(107,292)	(242,424)
Impairment of real estate	(113)	(14,648)	(1,116)
Write-offs of intangibles and tenant leasing costs	(90)	(1,495)	(6,762)
Balance at the end of period	$2,057,350	$2,008,733	$2,028,906
Accumulated depreciation and amortization:
Balance at the beginning of period	$501,621	$488,636	$492,911
Real estate depreciation and amortization expense	57,342	57,866	68,070
Above-market lease assets amortization expenses	792	1,096	2,392
Disposition of properties	(114,948)	(44,482)	(67,975)
Write-offs of intangibles and tenant leasing costs	(89)	(1,495)	(6,762)
Balance at the end of period	$444,718	$501,621	$488,636

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2020:

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Taylor, Lainie P. Minnick and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ RICHARD D. KINCAID	Chairman of the Board and Director	March 5, 2020
Richard D. Kincaid

/s/ CHARLES B. DUKE	Director	March 5, 2020
Charles B. Duke

/s/ DANIEL J. SULLIVAN	Director	March 5, 2020
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 5, 2020
John P. Woodberry

/s/ JAMES R. MULVIHILL	Director	March 5, 2020
James R. Mulvihill

/s/ JEFFREY W. TAYLOR	Managing Director, Co-President (Principal Executive Officer)	March 5, 2020
Jeffrey W. Taylor

/s/ LAINIE P. MINNICK	Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2020
Lainie P. Minnick