Form 10-Q
period 2020-03-31
Black Creek Diversified Property Fund Inc.
filed 2020-05-12
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of May 6, 2020, there were 8,404,063 shares of the registrant’s Class T common stock, 21,849,316 shares of the registrant’s Class S common stock, 3,806,307 shares of the registrant’s Class D common stock, 44,812,188 shares of the registrant’s Class I common stock and 63,731,480 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
໿

	As of
(in thousands, except per share data)	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,679,395	$1,612,632
Debt-related investments, net	2,533	2,575
Cash and cash equivalents	118,275	97,772
Restricted cash	10,619	10,010
DST Program Loans	31,313	19,404
Other assets	36,449	35,872
Total assets	$1,878,584	$1,778,265
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$30,176	$35,226
Debt, net	855,996	846,567
Intangible lease liabilities, net	44,234	43,503
Financing obligations, net	339,521	258,814
Other liabilities	65,542	43,867
Total liabilities	1,335,469	1,227,977
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	3,793	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 64,760 shares and 66,804 shares issued and outstanding, respectively	648	668
Class T common stock, $0.01 par value—500,000 shares authorized, 7,543 shares and 5,852 shares issued and outstanding, respectively	75	59
Class S common stock, $0.01 par value—500,000 shares authorized, 21,786 shares and 20,593 shares issued and outstanding, respectively	218	206
Class D common stock, $0.01 par value—500,000 shares authorized, 3,815 shares and 3,499 shares issued and outstanding, respectively	38	35
Class I common stock, $0.01 par value—500,000 shares authorized, 45,451 shares and 43,732 shares issued and outstanding, respectively	455	437
Additional paid-in capital	1,276,100	1,257,147
Distributions in excess of earnings	(792,286)	(775,259)
Accumulated other comprehensive loss	(31,459)	(14,662)
Total stockholders’ equity	453,789	468,631
Noncontrolling interests	85,533	81,657
Total equity	539,322	550,288
Total liabilities and equity	$1,878,584	$1,778,265
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenues:
Rental revenues	$44,268	$50,571
Debt-related income	34	123
Total revenues	44,302	50,694
Operating expenses:
Rental expenses	15,503	16,069
Real estate-related depreciation and amortization	14,450	14,243
General and administrative expenses	2,229	2,044
Advisory fees, related party	5,501	3,128
Total operating expenses	37,683	35,484
Other (income) expenses:
Interest expense	13,351	13,374
Gain on sale of real estate property	(2,192)	(1,191)
Gain on extinguishment of debt and financing commitments, net	—	(1,002)
Other income (expenses)	(92)	143
Total other expenses	11,067	11,324
Net (loss) income	(4,448)	3,886
Net loss (income) attributable to redeemable noncontrolling interests	15	—
Net loss (income) attributable to noncontrolling interests	299	(284)
Net (loss) income attributable to common stockholders	$(4,134)	$3,602
Weighted-average shares outstanding—basic	142,543	132,847
Weighted-average shares outstanding—diluted	153,357	143,329
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.03)	$0.03
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net income (loss)	$(4,448)	$3,886
Change from cash flow hedging derivatives	(18,222)	(6,493)
Comprehensive loss	(22,670)	(2,607)
Comprehensive loss attributable to redeemable noncontrolling interests	77	—
Comprehensive loss attributable to noncontrolling interests	1,662	192
Comprehensive loss attributable to common stockholders	$(20,931)	$(2,415)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
			Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

	Common Stock
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED MARCH 31, 2019
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	3,602	—	284	3,886
Unrealized loss from derivative instruments	—	—	—	—	(6,017)	(476)	(6,493)
Issuance of common stock, net of offering costs	5,827	59	40,000	—	—	—	40,059
Share-based compensation, net of forfeitures	26	—	188	—	—	—	188
Redemptions of common stock	(2,951)	(30)	(21,953)	—	—	—	(21,983)
Amortization of share-based compensation	—	—	(19)	—	—	—	(19)
Distributions declared on common stock and noncontrolling interests	—	—	—	(12,199)	—	(982)	(13,181)
Balance as of March 31, 2019	133,754	$1,338	$1,217,952	$(876,446)	$(5,495)	$76,121	$413,470
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288
Net loss (excluding $15 attributable to redeemable noncontrolling interest)	—	—	—	(4,134)	—	(299)	(4,433)
Unrealized loss from derivative instruments (excluding $62 attributable to redeemable noncontrolling interest)	—	—	—	—	(16,797)	(1,363)	(18,160)
Issuance of common stock, net of offering costs	6,977	70	50,139	—	—	—	50,209
Share-based compensation, net of forfeitures	16	—	118	—	—	—	118
Redemptions of common stock	(4,118)	(41)	(30,736)	—	—	—	(30,777)
Amortization of share-based compensation	—	—	15	—	—	—	15
Issuances of OP Units for DST Interests	—	—	—	—	—	11,233	11,233
Distributions declared on common stock and noncontrolling interests	—	—	—	(12,893)	—	(982)	(13,875)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(138)	—	—	—	(138)
Redemptions of noncontrolling interests	—	—	(445)	—	—	(4,713)	(5,158)
Balance as of March 31, 2020	143,355	$1,434	$1,276,100	$(792,286)	$(31,459)	$85,533	$539,322
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net (loss) income	$(4,448)	$3,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	14,450	14,243
Straight-line rent and amortization of above- and below-market leases	(1,060)	(4,893)
Gain on sale of real estate property	(2,192)	(1,191)
Gain on extinguishment of debt and financing commitments, net	—	(1,002)
Other	2,691	2,327
Changes in operating assets and liabilities	(1,986)	(7,746)
Net cash provided by operating activities	7,455	5,624
Investing activities:
Real estate acquisitions	(56,385)	(20,351)
Capital expenditures	(11,227)	(14,507)
Proceeds from disposition of real estate property	2,752	2,338
Principal collections on debt-related investments	43	7,979
Other	(473)	10
Net cash used in investing activities	(65,290)	(24,531)
Financing activities:
Repayments of mortgage notes	(704)	(33,086)
Net proceeds from line of credit	—	156,000
Repayment of term loan	—	(125,000)
Redemptions of common stock	(30,777)	(21,983)
Distributions on common stock	(7,483)	(7,197)
Proceeds from issuance of common stock	47,444	38,970
Proceeds from financing obligations	82,396	23,369
Offering costs for issuance of common stock and private placements	(2,606)	(2,623)
Distributions to noncontrolling interest holders	(982)	(982)
Redemption of OP Unit holder interests	(5,158)	—
Other	(3,183)	(5,934)
Net cash provided by financing activities	78,947	21,534
Net increase in cash, cash equivalents and restricted cash	21,112	2,627
Cash, cash equivalents and restricted cash, at beginning of period	107,782	17,038
Cash, cash equivalents and restricted cash, at end of period	$128,894	$19,665
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020 (“2019 Form 10-K”).
As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.
Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. We adopted this standard when it became effective for us, as of the reporting period beginning January 1, 2020. The adoption did not have a material effect on our consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (“ASU 2018-19”), which clarifies the scope of the guidance in the amendments in ASU 2016-13. We adopted this standard when it became effective for us, as of the reporting period beginning January 1, 2020. The adoption did not have a material effect on our consolidated financial statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”), which updates various codification topics related to financial instruments by clarifying or improving the disclosure requirements to align with the SEC’s regulations. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848) (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments only apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to contract modifications made and hedging relationships entered into after December 31, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements.

2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties.

	As of
(in thousands)	March 31, 2020	December 31, 2019
Land	$432,274	$418,037
Buildings and improvements	1,434,580	1,375,192
Intangible lease assets	271,591	264,121
Investment in real estate properties	2,138,445	2,057,350
Accumulated depreciation and amortization	(459,050)	(444,718)
Net investment in real estate properties	$1,679,395	$1,612,632
Acquisitions
During the three months ended March 31, 2020, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Village at Lee Branch	Retail	1/29/2020	$41,665
Railhead DC (2)	Industrial	2/4/2020	19,295
Tri-County DC II B	Industrial	2/14/2020	2,884
Sterling IC	Industrial	3/25/2020	5,118
Total acquisitions			$68,962

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

(2)	Includes debt assumed at fair value as of the acquisition date of $9.8 million, with a principal amount of $9.2 million.
During the three months ended March 31, 2020, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

($ in thousands)	For the Three Months Ended March 31, 2020
Land	$19,490
Building	43,591
Intangible lease assets	7,242
Above-market lease assets	419
Below-market lease liabilities	(1,780)
Total purchase price (1)	$68,962

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the three months ended March 31, 2020, as of the respective date of each acquisition, was 14.3 years.
Dispositions
During the three months ended March 31, 2020, we sold one outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.
During the three months ended March 31, 2019, we sold one outparcel for net proceeds of approximately $2.3 million. We recorded a net gain on sale of approximately $1.2 million.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of March 31, 2020 and December 31, 2019 include the following:

	As of March 31, 2020			As of December 31, 2019
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets	$249,753	$(204,001)	$45,752	$242,704	$(200,623)	$42,081
Above-market lease assets	21,838	(20,930)	908	21,417	(20,859)	558
Below-market lease liabilities	(81,402)	37,168	(44,234)	(80,002)	36,499	(43,503)
Rental Revenue and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$288	$4,182
Above-market lease amortization	(71)	(336)
Below-market lease amortization	843	1,047
Real estate-related depreciation and amortization:
Depreciation expense	$10,963	$9,561
Intangible lease asset amortization	3,487	4,682
3. DEBT
A summary of our outstanding debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2020	December 31, 2019	Current Maturity Date	March 31, 2020	December 31, 2019
Line of credit (1)	2.39%	3.16%	January 2023	$—	$—
Term loan (2)	3.33%	3.04%	January 2024	$325,000	$325,000
Term loan (3)	3.29	3.29	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.54	3.52	September 2021 - December 2029	209,395	200,857
Floating-rate mortgage note (5)	3.24	4.01	January 2021	127,000	127,000
Total principal amount / weighted-average (6)	3.36%	3.36%		$861,395	$852,857
Less: unamortized debt issuance costs				$(6,186)	$(6,535)
Add: mark-to-market adjustment on assumed debt				787	245
Total debt, net				$855,996	$846,567
Gross book value of properties encumbered by debt				$556,807	$535,196

(1)
The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of March 31, 2020, the unused and available portions under the line of credit were approximately $450.0 million and $256.0 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.

(2)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of March 31, 2020. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.

(3)
The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of March 31, 2020. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.

(4)
The amount outstanding as of March 31, 2020 includes a $50.7 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.

(5)
The effective interest rate is calculated based on LIBOR plus a margin. As of March 31, 2020 and December 31, 2019, our floating-rate mortgage note was subject to a weighted-average interest rate spread of 2.25% and 2.25%, respectively.

(6)	The weighted-average remaining term of our borrowings was approximately 3.3 years as of March 31, 2020, excluding the impact of certain extension options.
As of March 31, 2020, the principal payments due on our outstanding debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2020	$—	$—	$2,294	$2,294
2021 (1)	—	—	138,917	138,917
2022 (2)	—	200,000	2,780	202,780
2023 (3)	—	—	48,799	48,799
2024	—	325,000	2,172	327,172
Thereafter	—	—	141,433	141,433
Total principal payments	$—	$525,000	$336,395	$861,395

(1)	Includes a $127.0 million floating-rate mortgage note with a maturity date of January 2021. The mortgage note may still be extended an additional one year, subject to certain conditions.

(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.

(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of March 31, 2020, our line of credit, term loans and a $50.7 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of March 31, 2020.
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
During the next 12 months, we estimate that approximately $9.1 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.
The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

			Fair Value
($ in thousands)	Number of Contracts	Notional Amount	Other Assets	Other Liabilities
As of March 31, 2020
Interest rate swaps	14	$550,717	$—	$31,254
Interest rate caps	1	127,000	1	—
Total derivative instruments	15	$677,717	$1	$31,254
As of December 31, 2019
Interest rate swaps (1)	14	$601,005	$288	$13,308
Interest rate caps	1	146,600	—	—
Total derivative instruments	15	$747,605	$288	$13,308

(1)
Includes four interest rate swaps with a combined notional amount of $200.0 million that became effective in January 2020 and three interest rate swaps with a combined notional of $150.0 million that expired in January 2020.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in AOCI	$(18,730)	$(4,707)
Loss (gain) reclassified from AOCI into interest expense	508	(412)
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	—	(1,374)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	13,351	13,374
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	$(11)	$(24)
4. DST PROGRAM
We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). During the three months ended March 31, 2020, we sold approximately $94.3 million in interests related to the DST Program and incurred rent obligations of approximately $3.6 million under our master lease agreements with investors who are participating in the DST Program. Additionally, during the three months ended March 31, 2020, 1.5 million OP Units were issued for beneficial interests for a net investment of $11.3 million in accordance with our UPREIT structure.
In order to facilitate additional capital raise through the DST Program, we may offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of March 31, 2020, we have made approximately $31.3 million in DST Program Loans to partially finance the sale of DST Interests in the DST Program. Of the $94.3 million of interests sold during the three months ended March 31, 2020, $11.9 million were financed by DST Program Loans. We include our investments in DST Program Loans separately on our consolidated balance sheets in the “DST Program Loans” line item and we include income earned from DST Program Loans in “other income” on our statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.
5. FAIR VALUE
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.
Fair Value Measurements on a Recurring Basis
The following table presents our financial instruments measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2020
Assets:
Derivative instruments	$—	$1	$—	$1
Total assets measured at fair value	$—	$1	$—	$1
Liabilities:
Derivative instruments	$—	$31,254	$—	$31,254
Total liabilities measured at fair value	$—	$31,254	$—	$31,254
As of December 31, 2019
Assets:
Derivative instruments	$—	$288	$—	$288
Total assets measured at fair value	$—	$288	$—	$288
Liabilities:
Derivative instruments	$—	$13,308	$—	$13,308
Total liabilities measured at fair value	$—	$13,308	$—	$13,308
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Instruments. The derivative instruments are interest rate swaps and an interest rate cap whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 3” above for further discussion of our derivative instruments.

Nonrecurring Fair Value Measurements
As of March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:
໿

	As of March 31, 2020		As of December 31, 2019
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments	$2,535	$2,566	$2,578	$2,604
DST Program Loans	31,313	31,313	19,404	19,404
Liabilities:
Line of credit	$—	$—	$—	$—
Term loans	525,000	517,129	525,000	525,000
Mortgage notes	336,395	331,148	327,857	326,447

(1)	The carrying value reflects the principal amount outstanding.
6. STOCKHOLDERS' EQUITY
Public Offering
A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the three months ended March 31, 2020, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$14,215	$15,059	$2,390	$15,780	$—	$47,444
DRIP	265	868	167	2,051	1,989	5,340
Total offering	$14,480	$15,927	$2,557	$17,831	$1,989	$52,784
Number of shares sold:
Primary offering	1,764	1,990	320	2,188	—	6,262
DRIP	35	116	22	276	266	715
Total offering	1,799	2,106	342	2,464	266	6,977

Common Stock
The following table describes the changes in each class of common shares during the periods presented below:

(in thousands)	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	Total Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2019
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	474	3,239	244	1,208	—	5,165
Distribution reinvestment plan	18	64	19	249	312	662
Share-based compensation	—	—	—	26	—	26
Redemptions of common stock	(14)	(4)	(55)	(367)	(2,511)	(2,951)
Balance as March 31, 2019	3,261	13,815	2,986	38,501	75,191	133,754
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	1,764	1,990	320	2,188	—	6,262
Distribution reinvestment plan	35	116	22	276	266	715
Share-based compensation	—	—	—	16	—	16
Redemptions of common stock	(108)	(913)	(26)	(761)	(2,310)	(4,118)
Balance as of March 31, 2020	7,543	21,786	3,815	45,451	64,760	143,355
Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Total Distributions
2020
March 31	$0.09375	$7,533	$1,721	$5,360	$14,614
Total	$0.09375	$7,533	$1,721	$5,360	$14,614
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
June 30	0.09375	7,303	1,312	5,180	13,795
September 30	0.09375	7,302	1,351	5,270	13,923
December 31	0.09375	7,412	1,396	5,294	14,102
Total	$0.37500	$29,215	$5,303	$20,741	$55,259

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.

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

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2020	2019
Number of shares requested for redemption or repurchase	4,118	2,951
Number of shares redeemed or repurchased	4,118	2,951
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.47	$7.45
7. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The following table summarizes the fees and expenses incurred by us for services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager, and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2020	2019	March 31, 2020	December 31, 2019
Upfront selling commissions (1)	$692	$485	$—	$—
Ongoing distribution fees (1)	470	256	165	147
Advisory fees - fixed component	3,221	2,905	1,388	1,245
Advisory fees—performance component	1,348	—	1,348	3,776
Other expense reimbursements—Advisor	2,217	2,345	591	2,240
Other expense reimbursements—Dealer Manager	159	247	—	—
DST Program advisory fees	932	223	—	—
DST Program selling commissions (1)	1,061	494	—	—
DST Program dealer manager fees (1)	338	115	—	—
DST Program other reimbursements—Dealer Manager	176	201	—	—
DST Program facilitation and loan origination fees	1,431	421	—	—
Total	$12,045	$7,692	$3,492	$7,408

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.

8. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net (loss) income attributable to common stockholders—basic	$(4,134)	$3,602
Net (loss) income attributable to redeemable OP Units	(15)	—
Net (loss) income attributable to OP Units	(299)	284
Net (loss) income attributable to common stockholders—diluted	$(4,448)	$3,886
Weighted-average shares outstanding—basic	142,543	132,847
Incremental weighted-average shares effect of conversion of OP Units	10,814	10,482
Weighted-average shares outstanding—diluted	153,357	143,329
Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$0.03
Diluted	$(0.03)	$0.03
໿
9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Distributions reinvested in common stock	$5,340	$4,941
Change in accrued future ongoing distribution fees	709	1,903
Increase in DST Program Loans receivable through DST Program capital raising	11,909	3,308
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	3,776	—
Redemption value allocation adjustment to redeemable noncontrolling interest	138	—
Mortgage notes assumed on real estate acquisitions at fair value	9,518	—
Issuances of OP Units for DST Interests	11,232	—
Restricted Cash
Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Beginning of period:
Cash and cash equivalents	$97,772	$10,008
Restricted cash	10,010	7,030
Cash, cash equivalents and restricted cash	$107,782	$17,038
End of period:
Cash and cash equivalents	$118,275	$13,058
Restricted cash	10,619	6,607
Cash, cash equivalents and restricted cash	$128,894	$19,665
10. COMMITMENTS AND CONTINGENCIES
We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters
A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2020.
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
The following table reflects our total assets by business segment as of March 31, 2020 and December 31, 2019:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Assets:
Office properties	$458,678	$458,583
Retail properties	696,231	652,707
Multi-family properties	291,361	293,498
Industrial properties	233,125	207,844
Corporate	199,189	165,633
Total assets	$1,878,584	$1,778,265
The following table sets forth the financial results by segment for the three months ended March 31, 2020 and 2019:
໿

(in thousands)	Office	Retail	Multi-family	Industrial	Consolidated
For the Three Months Ended March 31, 2020
Rental revenues	$16,513	$17,643	$5,248	$4,864	$44,268
Rental expenses	(8,124)	(4,263)	(2,138)	(978)	(15,503)
Net operating income	$8,389	$13,380	$3,110	$3,886	$28,765
Real estate-related depreciation and amortization	$4,868	$4,849	$2,163	$2,570	$14,450
For the Three Months Ended March 31, 2019
Rental revenues	$29,724	$18,047	$—	$2,800	$50,571
Rental expenses	(10,860)	(4,558)	—	(651)	(16,069)
Net operating income	$18,864	$13,489	$—	$2,149	$34,502
Real estate-related depreciation and amortization	$8,175	$4,723	$—	$1,345	$14,243
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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net (loss) income attributable to common stockholders	$(4,134)	$3,602
Debt-related income	(34)	(123)
Real estate-related depreciation and amortization	14,450	14,243
General and administrative expenses	2,229	2,044
Advisory fees, related party	5,501	3,128
Other (income) expense	(92)	143
Interest expense	13,351	13,374
Gain on sale of real estate property	(2,192)	(1,191)
Gain on extinguishment of debt and financing commitments, net	—	(1,002)
Net (loss) income attributable to redeemable noncontrolling interests	(15)	—
Net (loss) income attributable to noncontrolling interests	(299)	284
Net operating income	$28,765	$34,502
12. SUBSEQUENT EVENTS
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material.
In April and May 2020, we received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Not all customer requests will ultimately result in modification of lease agreements, nor are we forgoing our contractual rights under our lease agreements. We can provide no assurances that we will be able to recover unpaid rent.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, and the COVID-19 pandemic, which may have a negative effect on the following, among other things:

•	the fundamentals of our business, including overall market occupancy, customer space utilization, and rental rates;

•
the financial condition of our customers, some of which are financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties; and

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

•
general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition, and competition from other developers, owners and operators of real estate);

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
For further discussion of these and other factors, see Item 1A, “Risk Factors” in our 2019 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW
General
Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2020, our real estate portfolio consisted of 51 properties, which includes nine properties that are part of the DST Program (as defined below), totaling approximately 9.3 million square feet located in 22 markets throughout the U.S.
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
As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the three months ended March 31, 2020, we raised $47.4 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $5.3 million from the sale of common stock under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for more information about our public offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During the three months ended March 31, 2020, we sold $94.3 million of interests related to the DST Program, $11.9 million of which were financed by DST Program Loans. See “Note 4 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.
We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real estate portfolio by segment as of March 31, 2020:

($ and square feet in thousands, except for per square foot data)	Number of Markets (1)	Number of Properties	Rentable Square Feet	% of Total Rentable Square Feet	Average Effective Annual Base Rent per Square Foot (2)	% Leased	Aggregate Fair Value	% of Aggregate Fair Value
Office properties	8	9	2,054	22.2%	$32.03	82.3%	$738,150	33.3%
Retail properties	8	27	3,125	33.7	18.85	94.8	911,650	41.1
Multi-family properties	3	3	886	9.6	25.27	89.1	304,500	13.7
Industrial properties	11	12	3,208	34.5	4.86	100.0	263,800	11.9
Total real estate portfolio	22	51	9,273	100.0%	$16.79	93.3%	$2,218,100	100.0%

(1)
Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.

(2)
Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of March 31, 2020.

We will continue to focus our investment activities on expanding a high-quality, diversified real estate portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, multi-family and industrial), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term investment strategy is likely to prioritize new investments in the industrial and multi-family sectors due to attractive fundamental conditions. In 2019, we were focused on selling certain office and retail assets. The disposition of these properties has helped us to increase our current allocation to multi-family and industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in this investment strategy, including with respect to any particular asset class. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, manufactured housing, student housing and unimproved land, however we have no investments in these sectors currently. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt, loans associated with our DST Program and other related investments. While we are not currently investing in real estate-related securities, should we decide to invest in real estate-related securities, any such investments generally will focus on debt or equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being the preservation of liquidity in support of our share redemption program.
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although the Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor in making their individual valuations, the final estimated values of our real property portfolio and real estate-related assets are determined by the Independent Valuation Firm or other pricing source, as applicable. The Independent Valuation Firm is available to meet with our board of directors to review valuation information as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and the Independent Valuation Firm hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any possible changes to the NAV policies and procedures which may be recommended to the board of directors. The information reviewed by this committee is summarized for the audit committee. At least once each calendar year, our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides the board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by the Independent Valuation Firm.
As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of total NAV as of March 31, 2020 and December 31, 2019:

	As of
(in thousands)	March 31, 2020	December 31, 2019
Investments in office properties	$738,150	$727,450
Investments in retail properties	911,650	866,400
Investments in multi-family properties	304,500	301,850
Investments in industrial properties	263,800	234,450
Investments in debt assets	33,878	22,007
Cash and cash equivalents	118,275	97,280
Restricted cash	10,619	10,010
Other assets	30,513	28,049
Line of credit, term loans and mortgage notes	(861,395)	(852,857)
Financing obligations associated with our DST Program	(344,148)	(262,692)
Other liabilities	(36,672)	(37,130)
Accrued performance-based fee	(1,348)	(3,776)
Accrued advisory fees	(1,372)	(1,256)
Aggregate Fund NAV	$1,166,450	$1,129,785
Total Fund Interests outstanding	154,959	150,766

The following table sets forth the NAV per Fund Interest as of March 31, 2020:

(in thousands, except per share data)	Total	Class T Shares	Class S Shares	Class D Shares	Class I Shares	Class E Shares	OP Units
Monthly NAV	$1,166,450	$56,777	$163,992	$28,723	$342,135	$487,477	$87,346
Fund Interests outstanding	154,959	7,543	21,786	3,815	45,451	64,760	11,604
NAV Per Fund Interest	$7.53	$7.53	$7.53	$7.53	$7.53	$7.53	$7.53
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
Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2020, we estimated approximately $15.2 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuation for our real properties as of March 31, 2020 was provided by the Independent Valuation Firm in accordance with our valuation procedures and supported with a once-per-calendar year third-party appraisal of each property. The aggregate real property valuation of $2.22 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.06 billion, representing an increase of approximately $160.0 million, or 7.8%. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Office	Retail	Multi-family	Industrial	Weighted-Average Basis
Exit capitalization rate	6.34%	6.34%	5.36%	5.90%	6.15%
Discount rate / internal rate of return (“IRR”)	6.94%	6.82%	6.64%	6.79%	6.83%
Annual market rent growth rate	3.01%	2.95%	3.00%	2.89%	2.97%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Retail	Multi-family	Industrial	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.99%	2.48%	3.06%	2.94%	2.79%
	0.25% increase	(2.76)%	(2.29)%	(2.78)%	(2.69)%	(2.56)%
Discount rate (weighted-average)	0.25% decrease	2.12%	1.93%	1.96%	1.97%	2.00%
	0.25% increase	(2.07)%	(1.88)%	(1.91)%	(1.92)%	(1.95)%
From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2020 was $18.1 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $18.1 million, or $0.12 per share, as of March 31, 2020. As of March 31, 2020, we classified all of our debt as intended to be held to maturity.
Performance
Our NAV increased from $7.49 per share as of December 31, 2019 to $7.53 per share as of March 31, 2020. The increase in NAV was primarily driven by performance of our real estate portfolio, including one disposition for net proceeds of approximately $2.8 million, which resulted in an increase to NAV. In light of current economic conditions, the Independent Valuation Firm recently made certain COVID-19-related adjustments to the cash flows used to determine our real estate valuations, which ultimately drive our NAV. We believe these adjustments reflect the current risk to our portfolio as a result of COVID-19 and the Independent Valuation Firm will continue to update these assumptions as information unfolds. That said, these negative cash flow impacts were largely offset by regular value increases associated with rolling cash flows forward as part of our valuation process as well as appreciation following a positive 94,000 square foot leasing event at an office property in Austin, Texas during the first quarter of 2020.
Effective December 31, 2019, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rate movements on our Class I share return assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the December 31, 2019 NAV:

(as of March 31, 2020) (1)	Trailing Three-Months	Year-to-Date	One-Year (Trailing 12-Months)	Three-Year Annualized	Five-Year Annualized	Since NAV Inception Annualized (2)
Class I Share Return (3)	1.71%	1.71%	8.29%	5.12%	5.61%	6.77%
Adjusted Class I Share Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.27%	1.27%	7.00%	4.70%	5.36%	6.59%
Difference	0.44%	0.44%	1.29%	0.42%	0.25%	0.18%

(1)
Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical and applies to Class I shares only. Performance is different for other share classes. Current performance may be higher or lower than the performance data quoted.

(2)
NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.

(3)
The Total Returns presented are based on actual NAVs at which shareholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.

(4)
The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Impacts of COVID-19
As the impacts of the COVID-19 outbreak continue to reverberate throughout all sectors of the global economy, rising unemployment, business closures, shelter-in-place orders and weakening corporate balance sheets have significantly impacted commercial real estate. The extent of this impact varies dramatically across real estate product types and markets, with the most severely impacted sectors being hospitality, gaming, shopping malls, senior housing, student housing, as well as real estate securities - none of which we own. As of March 31, 2020, our portfolio contains 51 properties with 460 commercial customers, is 93.3% leased and has an annualized rent breakdown of 37.0% office, 13.7% Class A multi-family, 10.5% industrial and 38.8% retail which is primarily grocery-anchored. We have collected approximately 87% of our April rent (based on gross rent) across the portfolio, compared to average annual collections of over 99% prior to the pandemic. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets. Most of the difference in collection rates is due to rent deferment plans we are creating for our otherwise successful customers who are struggling with COVID-19-related business interruption to help bridge them through this difficult time. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. This, coupled with various government stimulus efforts designed to help smaller businesses in this environment, should help us recover a significant portion of near-term deferred rent. We can provide no assurances that we will be able to continue to collect rent at the same level that we did prior to the pandemic. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.
In light of current economic conditions, the Independent Valuation Firm recently made certain COVID-19-related adjustments to the cash flows used to determine our real estate valuations, which ultimately drive our NAV. We believe these adjustments reflect the current risk to our portfolio as a result of COVID-19 and the Independent Valuation Firm will continue to update these assumptions as information unfolds. That said, these negative cash flow impacts were largely offset by regular value increases associated with rolling cash flows forward as part of our valuation process as well as appreciation following a positive 94,000 square foot leasing event at an office property in Austin, Texas during the first quarter of 2020. Despite dramatic shifts in the economy and certain near term collection issues to work through, our NAV as of March 31, 2020 is $7.53 per share. Our NAV per share remained flat relative to the previous month’s NAV per share and our dividend represents a 5.0% annualized gross dividend yield.
Our office portfolio has a diversified customer base with a weighted average lease term of 5.1 years. When stay-at-home orders are lifted, we expect these customers to resume their business activities with a greater appreciation for the benefits and efficiency of collaboration within their office spaces. Our multi-family portfolio includes only Class A properties with customers primarily employed in diverse professional sectors which is helping to mitigate collection issues. As a result, April multi-family collection levels have been relatively high at over 94% as of the end of April. The largest customer within our industrial portfolio is Amazon, with many other industrial customers heavily concentrated in local e-commerce businesses that remain in operation. Our retail investment strategy is centered on grocery-anchored, necessity-based retail. As a result, less than 10% of our total portfolio gross rents are tied to retail deemed non-essential. Furthermore, some of our largest customers categorized by non-essential retail are investment grade rated customers who have continued to pay rent. Additionally, percentage rents from our retail customers represented less than 1% of the fund’s total annual rental stream prior to the COVID-19 pandemic.
RESULTS OF OPERATIONS
Summary of 2020 Activities
During the three months ended March 31, 2020, we completed the following activities:

•
We acquired three industrial properties comprising 0.3 million square feet for an aggregate contractual purchase price of approximately $26.3 million. Additionally, we acquired one retail property comprising 0.2 million square feet for an aggregate contractual purchase price of approximately $41.6 million.

•	We sold one outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.

•
We leased approximately 383,000 square feet, which included 117,000 square feet of new leases and 266,000 square feet of renewals. The leasing activity in our real estate portfolio remained relatively consistent with the leased percentage of 93.3% as of March 31, 2020 compared to 93.6% as of December 31, 2019.

•
We decreased our leverage ratio from 40.0% as of December 31, 2019, to 38.8% as of March 31, 2020. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our property-level and corporate-level debt divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (outstanding principal balance of our property-level and corporate-level debt less cash and cash equivalents, divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures)) our leverage ratio decreased from 35.4% as of December 31, 2019, to 33.5% as of March 31, 2020.

•
We raised $47.4 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $5.3 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $82.4 million of gross capital through private placement offerings by selling DST Interests, which excludes $11.9 million of DST Program Loans.

•	We redeemed 4.1 million shares of common stock at a weighted-average purchase price of $7.47 per share for an aggregate amount of $30.8 million.

Results for the Three Months Ended March 31, 2020 Compared to the Same Period in 2019
The following table summarizes our results of operations for the three months ended March 31, 2020, as compared to the same period in 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below includes 40 properties totaling 6.6 million square feet owned as of January 1, 2019, which portfolio represented 71.0% of total rentable square feet as of March 31, 2020.

	For the Three Months Ended March 31,		Change
($ in thousands, except per square foot data)	2020	2019	$	%
Rental revenues:
Same store properties	$36,207	$38,264	$(2,057)	(5.4)%
Non-same store properties	8,061	12,307	(4,246)	(34.5)
Total rental revenues	44,268	50,571	(6,303)	(12.5)
Rental expenses:
Same store properties	(12,481)	(12,542)	61	0.5
Non-same store properties	(3,022)	(3,527)	505	14.3
Total rental expenses	(15,503)	(16,069)	566	3.5
Net operating income (loss):
Same store properties	23,726	25,722	(1,996)	(7.8)
Non-same store properties	5,039	8,780	(3,741)	(42.6)
Total net operating income	28,765	34,502	(5,737)	(16.6)
Other income and (expenses):
Debt-related income	34	123	(89)	(72.4)
Real estate-related depreciation and amortization	(14,450)	(14,243)	(207)	(1.5)
General and administrative expenses	(2,229)	(2,044)	(185)	(9.1)
Advisory fees, related party	(5,501)	(3,128)	(2,373)	(75.9)
Interest expense	(13,351)	(13,374)	23	0.2
Gain on sale of real estate property	2,192	1,191	1,001	84.0
Gain on extinguishment of debt and financing commitments, net	—	1,002	(1,002)	(100.0)
Other income (expenses)	92	(143)	235	NM
Total other expenses	(33,213)	(30,616)	(2,597)	(8.5)
Net (loss) income	(4,448)	3,886	(8,334)	NM
Net loss (income) attributable to redeemable noncontrolling interests	15	—	15	—
Net loss (income) attributable to noncontrolling interests	299	(284)	583	NM
Net (loss) income attributable to common stockholders	$(4,134)	$3,602	$(7,736)	NM
Same store supplemental data:
Same store average percentage leased	92.2%	91.6%
Same store average annualized base rent per square foot	$18.40	$18.70

NM = Not meaningful
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues decreased by $6.3 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a $4.2 million decrease in non-same store rental revenues as a result of 10 dispositions since January 1, 2019, which was partially offset by our 12 acquisitions since January 1, 2019. The decrease in overall rental revenues was also driven by additional revenue recorded for the three months ended March 31, 2019 associated with lease termination payments of $14.0 million received in June 2018 at our Campus Road Office Center property, which was amortized into rental revenues on a straight-line basis through April 2019, and $1.2 million received in November 2018 at our Venture Corporate Center property, which was amortized in to rental revenues on a straight-line basis through May 2019. Primary drivers of the decrease in the same store revenue are the vacancies at our 1300 Connecticut and Durgin properties.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Rental income	$43,208	$45,678	$(2,470)	(5.4)%
Straight-line rent	288	4,182	(3,894)	(93.1)
Amortization of above- and below-market intangibles	772	711	61	8.6
Total rental revenues	$44,268	$50,571	$(6,303)	(12.5)%
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses decreased by $0.6 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to a decrease in non-same store rental expenses as a result of our disposition activity since January 1, 2019, which was partially offset by our acquisition activity, as described above.
The following table presents the various components of our rental expenses:

	For the Three Months Ended March 31,		Change
(in thousands)	2020	2019	$	%
Real estate taxes	$6,154	$6,087	$67	1.1%
Repairs and maintenance	3,892	5,144	(1,252)	(24.3)
Utilities	1,547	1,849	(302)	(16.3)
Property management fees	1,050	1,072	(22)	(2.1)
Insurance	435	351	84	23.9
Other	2,425	1,566	859	54.9
Total rental expenses	$15,503	$16,069	$(566)	(3.5)%
Other Income and Expenses. The net amount of other expenses increased by $2.6 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily as a result of an increase of $2.4 million in advisory fees related to performance-based fees and a net gain on extinguishment of debt and financing commitments of $1.0 million recorded during the three months ended March 31, 2019. These increases in other expenses were partially offset by a larger gain on the sale of the outparcel in 2020 as compared to the gain on the sale of the outparcel in 2019.

Segment Summary for the Three Months Ended March 31, 2020 Compared to the Same Period in 2019
Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, multi-family and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 11 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended March 31,		Change
($ in thousands, except per square foot data)	2020	2019	$	%
Rental revenues:
Office	$16,369	$18,000	$(1,631)	(9.1)%
Retail	17,088	17,636	(548)	(3.1)
Multi-family	—	—	—	—
Industrial	2,750	2,628	122	4.6
Total same store rental revenues	36,207	38,264	(2,057)	(5.4)
Non-same store properties	8,061	12,307	(4,246)	(34.5)
Total rental revenues	$44,268	$50,571	$(6,303)	(12.5)%
NOI:
Office	$8,587	$10,379	$(1,792)	(17.3)%
Retail	12,946	13,331	(385)	(2.9)
Multi-family	—	—	—	—
Industrial	2,193	2,012	181	9.0
Total same store NOI	23,726	25,722	(1,996)	(7.8)
Non-same store properties	5,039	8,780	(3,741)	(42.6)
Total NOI	$28,765	$34,502	$(5,737)	(16.6)%
Same store average percentage leased:
Office	82.4%	82.0%
Retail	94.9	94.4
Multi-family	—	—
Industrial	100.0	98.9
Same store average annualized base rent per square foot:
Office	$30.41	$31.58
Retail	18.62	18.68
Multi-family	—	—
Industrial	5.26	4.99
Office Segment. For the three months ended March 31, 2020, our office segment same store NOI decreased by $1.8 million as compared to the same period in 2019 primarily due to increased vacancy at our 1300 Connecticut property as well as reduced straight-line rent amortization due to early termination fees at our Venture Corporate Center property which were fully amortized in 2019, which were partially offset by increased occupancy at 3 Second Street in 2020.
Retail Segment. For the three months ended March 31, 2020, our retail segment same store NOI remained relatively consistent between the periods under comparison.
Multi-family Segment. Same store information is not provided for our multi-family segment as our first multi-family property was acquired in July 2019.
Industrial Segment. Our industrial segment same store NOI increased by $0.2 million as compared to the same period in 2019 primarily due to an increase in percentage leased at Stafford Grove for the three months ended March 31, 2020.

ADDITIONAL MEASURES OF PERFORMANCE
Net Income and NOI
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three Months Ended March 31, 2020 Compared to the Same Period in 2019” above for a reconciliation of our GAAP net (loss) income to NOI for the three months ended March 31, 2020.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
GAAP net (loss) income attributable to common stockholders	$(4,134)	$3,602
GAAP net (loss) income per common share—basic and diluted	$(0.03)	$0.03
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(4,134)	$3,602
Real estate-related depreciation and amortization	14,450	14,243
Gain on sale of real estate property	(2,192)	(1,191)
Noncontrolling interests’ share of net (loss) income	(299)	284
Redeemable noncontrolling interests' share of net (loss) income	(15)	—
Noncontrolling interests’ share of NAREIT FFO	(525)	(1,239)
Redeemable noncontrolling interests' share of NAREIT FFO	(26)	—
NAREIT FFO attributable to common stockholders—basic	7,259	15,699
NAREIT FFO attributable to OP Units	551	1,239
NAREIT FFO	$7,810	$16,938
Weighted-average shares outstanding—basic	142,543	132,847
Weighted-average shares outstanding—diluted	153,357	143,329
NAREIT FFO per common share—basic and diluted	$0.05	$0.12

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2020, we had approximately $130.1 million of borrowings maturing in the next 12 months, including scheduled amortization payments. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property, which may be extended an additional one year, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through borrowings and/or disposition proceeds.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our public and private offerings, proceeds from the sale of assets, and undistributed funds from operations.
The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, we have collected approximately 87% of our April rent (based on gross rent) across the portfolio, compared to average annual collections of over 99% prior to the pandemic. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.
As of March 31, 2020, our financial position was strong with less than 39% leverage, or less than 34% leverage net of cash and cash equivalents, and over $118.3 million of cash and cash equivalents as of March 31, 2020. In addition, our portfolio was 93.3% leased as of March 31, 2020 and is diversified across 51 properties totaling 9.3 million square feet. Our properties contain a diverse roster of 460 commercial customers, large and small, and has an annualized rent breakdown of 37.0% office, 13.7% Class A multi-family, 10.5% industrial and 38.8% retail which is primarily grocery-anchored.
We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	$ Change
Total cash provided by (used in):
Operating activities	$7,455	$5,624	$1,831
Investing activities	(65,290)	(24,531)	(40,759)
Financing activities	78,947	21,534	57,413
Net increase in cash, cash equivalents and restricted cash	$21,112	$2,627	$18,485
Net cash provided by operating activities increased by approximately $1.8 million for the three months ended March 31, 2020, compared to the same period in 2019, due to an increase in working capital in 2020 driven by payment to the Advisor of performance-based fees. The 2018 performance-based fee was paid in cash during the three months ended March 31, 2019 whereas the performance-based fee earned in 2019 was settled in shares in 2020. This was partially offset by a decrease in property operations as a result our 2019 disposition activity.
Net cash used in investing activities increased by approximately $40.8 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in acquisition activity during 2020, as well as a decrease in principal collections on debt-related investments due to the repayment of a debt-related investment in 2019, which is slightly offset by lower capital expenditure activity in 2020.

Net cash provided by financing activities increased by approximately $57.4 million for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in net offering activity from our DST Program and public offering, which is partially offset by an increase in redemptions.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of March 31, 2020, we had an aggregate of $975.0 million of commitments under our credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) no amounts outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.32%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.
The unused and available portions under our line of credit were $450.0 million and $256.0 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
As of March 31, 2020, our line of credit, term loans and a $50.7 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and a mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of March 31, 2020, we had property-level borrowings of approximately $336.4 million outstanding with a weighted-average remaining term of approximately 3.7 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.43%, which includes the effects of interest rate swap agreements related to a $50.7 million variable-rate mortgage note. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2020.
Offering Proceeds. For the three months ended March 31, 2020, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $52.8 million ($50.2 million net of direct selling costs).
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
 The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount						Total Cash Flows from Operating Activities	Source of Distributions Paid in Cash
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash (2)		Reinvested in Shares		Total Distributions		Cash Flows from Operating Activities		Borrowings
2020
March 31	$0.09375	$9,254	63.3%	$5,360	36.7%	$14,614	$7,455	$7,455	80.6%	$1,799	19.4%
Total	$0.09375	$9,254	63.3%	$5,360	36.7%	$14,614	$7,455	$7,455	80.6%	$1,799	19.4%
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	$5,624	66.6%	$2,818	33.4%
June 30	0.09375	8,615	62.5	5,180	37.5	13,795	14,819	8,615	100.0	—	—
September 30	0.09375	8,653	62.1	5,270	37.9	13,923	15,210	8,653	100.0	—	—
December 31	0.09375	8,808	62.5	5,294	37.5	14,102	13,695	8,808	100.0	—	—
Total	$0.37500	$34,518	62.5%	$20,741	37.5%	$55,259	$49,348	$31,700	91.8%	$2,818	8.2%

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

For the three months ended March 31, 2020 and 2019, our FFO was $7.8 million, or 53.4% of our total distributions, and $16.9 million, or 126.0% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net (loss) income to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2020	2019
Number of shares requested for redemption or repurchase	4,118	2,951
Number of shares redeemed or repurchased	4,118	2,951
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.47	$7.45
We funded these redemptions from borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: operating cash flows in excess of our distributions, cash on hand, proceeds from our public and private offerings, proceeds from the disposition of properties, and other longer-term borrowings.
SUBSEQUENT EVENTS
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. Within our existing portfolio, we have collected approximately 87% of our April rent (based on gross rent) across the portfolio, compared to average annual collections of over 99% prior to the pandemic.
In April and May 2020, we received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Not all customer requests will ultimately result in modification of lease agreements, nor are we forgoing our contractual rights under our lease agreements. We can provide no assurances that we will be able to recover unpaid rent.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2019 was disclosed in our 2019 Form 10-K. Except as otherwise disclosed in “Note 3 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. As of March 31, 2020, our critical accounting estimates have not changed from those described in our 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2020, our debt instruments consisted of borrowings under our term loans and mortgage notes.
Fixed Interest Rate Debt. As of March 31, 2020, our fixed interest rate debt consisted of $209.4 million under our mortgage notes, which included a $50.7 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 82.4% of our total consolidated debt as of March 31, 2020. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2020, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, was $696.7 million and $709.4 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2020. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of March 31, 2020, our consolidated variable interest rate debt consisted of $25.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 17.6% of our total consolidated debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $152.0 million of consolidated borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2020, would change our annual interest expense by approximately $0.2 million.
Derivative Instruments. As of March 31, 2020, we had 15 outstanding derivative instruments with a total notional amount of $677.7 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2019 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factors set forth below, which updates the risk factors disclosed in our 2019 Form 10-K, there have been no material changes to the risk factors disclosed in our 2019 Form 10-K.
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and will likely have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent the current COVID-19 outbreak, or future pandemics, cause customers to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.
Nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. We expect that additional states and cities will implement similar restrictions and there can be no assurances as to the length of time these restrictions will remain in place. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.
The effects of COVID-19 or another pandemic could adversely affect us and/or our customers due to, among other factors:

•
the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel-to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work—business and operating results may be negatively impacted;

•
difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our customers’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;

•
customers’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms;

•	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	our inability to raise capital in our ongoing public offerings, if investors are reluctant to purchase our shares;

•	our inability to deploy capital due to slower transaction volume which may be dilutive to shareholders; and

•	our inability to satisfy redemption requests and preserve liquidity, if demand for redemptions exceeds the limits of our share redemption program or ability to fund redemptions.

Because our property investments are located in the United States, COVID-19 has begun and will continue to impact our properties and operating results given its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.
Customers and potential customers of the properties we own operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. For example, with respect to our retail properties, individual non-essential stores have been, and may continue to be, closed for an extended period of time or only open certain hours of the day. Certain of our office and industrial properties have been negatively impacted by similar impacts on our customers’ businesses. Our multi-family properties have been impacted by declining household incomes and wealth, which may result in delinquencies or vacancies. A significant number of our customers have requested rent concessions and more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies, rent deferrals and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.
The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets has created extreme uncertainty and volatility with respect to the current and future values of real estate, and therefore our NAV per share, as well as the market value of our debt (including associated interest rate hedges). As a result, our NAV per share may not reflect the actual realizable value of our underlying properties at any given time or the market value of our debt (including associated interest rate hedges).
The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our NAV per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the prior month and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our NAV, whether due to the COVID-19 outbreak or otherwise, (i) we may overpay to redeem our shares, which would adversely affect the investment of non-redeeming stockholders, and (ii) new investors may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2020 was $18.1 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $18.1 million, or $0.12 per share, as of March 31, 2020.

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
The table below summarizes the redemption activity for the three months ended March 31, 2020:

(shares in thousands)	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
For the Month Ended:
January 31, 2020	1,075	$7.40	1,075	—
February 29, 2020	1,433	7.49	1,433	—
March 31, 2020 (3)	1,610	7.51	1,610	—
Total	4,118	$7.47	4,118	—

(1)	Amount represents the average price paid to investors upon redemption.

(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.

(3)	Redemption requests accepted in March 2020 are considered redeemed on April 1, 2020 and are not included in the table above.

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

3.10	Eighth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

3.11	Amendment No. 1 to Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 1, 2020.

4.1
Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix B to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-222630) filed with the SEC on August 17, 2018.

4.2
Second Amended and Restated Share Redemption Program effective as of December 10, 2018. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2018.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on December 26, 2019.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

10.1	Amended and Restated Advisory Agreement (2020), effective as of May 1, 2020. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 8, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

Exhibit Number	Description
101.1
The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

_________________
*    Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

May 12, 2020	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

May 12, 2020	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)