Form 10-Q
period 2020-06-30
Black Creek Diversified Property Fund Inc.
filed 2020-08-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

Or

◻       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻	Smaller reporting company	◻
Non-accelerated filer	⌧			Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    No   ⌧

As of August 7, 2020, there were 8,885,406 shares of the registrant’s Class T common stock, 22,026,260 shares of the registrant’s Class S common stock, 3,822,390 shares of the registrant’s Class D common stock, 44,235,324 shares of the registrant’s Class I common stock and 62,556,659 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2020	2019
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,730,801	$1,612,632
Debt-related investments, net	47,487	2,575
Cash and cash equivalents	51,487	97,772
Restricted cash	10,112	10,010
DST Program Loans	41,194	19,404
Other assets	38,407	35,872
Total assets	$1,919,488	$1,778,265
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$35,494	$35,226
Debt, net	855,842	846,567
Intangible lease liabilities, net	43,354	43,503
Financing obligations, net	412,363	258,814
Other liabilities	63,315	43,867
Total liabilities	1,410,368	1,227,977
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	3,780	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 63,301 shares and 66,804 shares issued and outstanding, respectively	633	668
Class T common stock, $0.01 par value—500,000 shares authorized, 8,510 shares and 5,852 shares issued and outstanding, respectively	85	59
Class S common stock, $0.01 par value—500,000 shares authorized, 21,870 shares and 20,593 shares issued and outstanding, respectively	219	206
Class D common stock, $0.01 par value—500,000 shares authorized, 3,783 shares and 3,499 shares issued and outstanding, respectively	38	35
Class I common stock, $0.01 par value—500,000 shares authorized, 44,311 shares and 43,732 shares issued and outstanding, respectively	443	437
Additional paid-in capital	1,263,091	1,257,147
Distributions in excess of earnings	(809,999)	(775,259)
Accumulated other comprehensive loss	(32,336)	(14,662)
Total stockholders’ equity	422,174	468,631
Noncontrolling interests	83,166	81,657
Total equity	505,340	550,288
Total liabilities and equity	$1,919,488	$1,778,265

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues:
Rental revenues	$44,598	$44,885	$88,866	$95,456
Debt-related income	166	35	200	158
Total revenues	44,764	44,920	89,066	95,614
Operating expenses:
Rental expenses	14,408	14,216	29,911	30,285
Real estate-related depreciation and amortization	14,459	14,745	28,909	28,988
General and administrative expenses	2,212	2,100	4,441	4,144
Advisory fees, related party	4,965	3,236	10,466	6,364
Total operating expenses	36,044	34,297	73,727	69,781
Other expenses (income):
Interest expense	14,289	11,936	27,640	25,310
Gain on sale of real estate property	—	(84,449)	(2,192)	(85,640)
Gain on extinguishment of debt and financing commitments, net	—	—	—	(1,002)
Other income	(312)	(168)	(404)	(25)
Total other expenses (income)	13,977	(72,681)	25,044	(61,357)
Net (loss) income	(5,257)	83,304	(9,705)	87,190
Net loss (income) attributable to redeemable noncontrolling interests	17	—	32	—
Net loss (income) attributable to noncontrolling interests	377	(5,905)	676	(6,189)
Net (loss) income attributable to common stockholders	$(4,863)	$77,399	$(8,997)	$81,001
Weighted-average shares outstanding—basic	142,429	136,661	142,486	134,765
Weighted-average shares outstanding—diluted	153,973	147,087	153,917	145,219
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.03)	$0.57	$(0.06)	$0.60

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income	$(5,257)	$83,304	$(9,705)	$87,190
Change from cash flow hedging derivatives	(930)	(8,995)	(19,152)	(15,488)
Comprehensive (loss) income	(6,187)	74,309	(28,857)	71,702
Comprehensive loss (income) attributable to redeemable noncontrolling interests	18	—	95	—
Comprehensive loss (income) attributable to noncontrolling interests	429	(5,264)	2,091	(5,072)
Comprehensive (loss) income attributable to common stockholders	$(5,740)	$69,045	$(26,671)	$66,630

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	133,754	$1,338	$1,217,952	$(876,446)	$(5,495)	$76,121	$413,470
Net income	—	—	—	77,399	—	5,905	83,304
Unrealized loss from derivative instruments	—	—	—	—	(8,354)	(641)	(8,995)
Issuance of common stock, net of offering costs	7,825	77	53,504	—	—	—	53,581
Share-based compensation, net of forfeitures	56	1	416	—	—	—	417
Redemptions of common stock	(4,642)	(46)	(33,921)	—	—	—	(33,967)
Amortization of share-based compensation	—	—	(345)	—	—	—	(345)
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(12,483)	—	(985)	(13,468)
Redemptions of noncontrolling interests	—	—	152	—	—	(818)	(666)
Balance as of June 30, 2019	136,993	$1,370	$1,237,758	$(811,530)	$(13,849)	$79,582	$493,331
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	143,355	$1,434	$1,276,100	$(792,286)	$(31,459)	$85,533	$539,322
Net loss (excluding $17 attributable to redeemable noncontrolling interest)	—	—	—	(4,863)	—	(377)	(5,240)
Unrealized loss from derivative instruments (excluding $1 attributable to redeemable noncontrolling interest)	—	—	—	—	(877)	(52)	(929)
Issuance of common stock, net of offering costs	3,104	31	22,221	—	—	—	22,252
Redemptions of common stock	(4,684)	(47)	(35,188)	—	—	—	(35,235)
Amortization of share-based compensation	—	—	22	—	—	—	22
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(12,850)	—	(1,068)	(13,918)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(55)	—	—	—	(55)
Redemptions of noncontrolling interests	—	—	(9)	—	—	(870)	(879)
Balance as of June 30, 2020	141,775	$1,418	$1,263,091	$(809,999)	$(32,336)	$83,166	$505,340
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	81,001	—	6,189	87,190
Unrealized loss from derivative instruments	—	—	—	—	(14,371)	(1,117)	(15,488)
Issuance of common stock, net of offering costs	13,652	136	93,504	—	—	—	93,640
Share-based compensation, net of forfeitures	82	1	604	—	—	—	605
Redemptions of common stock	(7,593)	(76)	(55,874)	—	—	` —	(55,950)
Amortization of share-based compensation	—	—	(364)	—	—	—	(364)
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(24,682)	—	(1,967)	(26,649)
Redemptions of noncontrolling interests	—	—	152	—	—	(818)	(666)
Balance as of June 30, 2019	136,993	$1,370	$1,237,758	$(811,530)	$(13,849)	$79,582	$493,331
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288
Net loss (excluding $32 attributable to redeemable noncontrolling interest)	—	—	—	(8,997)	—	(676)	(9,673)
Unrealized loss from derivative instruments (excluding $63 attributable to redeemable noncontrolling interest)	—	—	—	—	(17,674)	(1,415)	(19,089)
Issuance of common stock, net of offering costs	10,081	101	72,360	—	—	—	72,461
Share-based compensation, net of forfeitures	16	—	118	—	—	—	118
Redemptions of common stock	(8,802)	(88)	(65,924)	—	—	—	(66,012)
Amortization of share-based compensation	—	—	37	—	—	—	37
Issuances of OP Units for DST Interests	—	—	—	—	—	11,233	11,233
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(25,743)	—	(2,050)	(27,793)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(193)	—	—	—	(193)
Redemptions of noncontrolling interests	—	—	(454)	—	—	(5,583)	(6,037)
Balance as of June 30, 2020	141,775	$1,418	$1,263,091	$(809,999)	$(32,336)	$83,166	$505,340

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Operating activities:
Net (loss) income	$(9,705)	$87,190
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	28,909	28,988
Straight-line rent and amortization of above- and below-market leases	(4,231)	(8,536)
Gain on sale of real estate property	(2,192)	(85,640)
Gain on extinguishment of debt and financing commitments, net	—	(1,002)
Other	5,400	4,461
Changes in operating assets and liabilities	658	(5,018)
Net cash provided by operating activities	18,839	20,443
Investing activities:
Real estate acquisitions	(113,166)	(38,843)
Capital expenditures	(17,680)	(28,197)
Proceeds from disposition of real estate property	2,752	129,011
Principal collections on debt-related investments	86	8,020
Investment in debt related investments	(44,996)	—
Other	(3,325)	(4,206)
Net cash (used in) provided by investing activities	(176,329)	65,785
Financing activities:
Repayments of mortgage notes	(1,459)	(33,740)
Net repayments of line of credit	—	(81,000)
Proceeds from term loan	—	50,000
Redemptions of common stock	(66,012)	(55,950)
Distributions on common stock	(15,045)	(14,456)
Proceeds from issuance of common stock	65,726	91,704
Proceeds from financing obligations	146,655	82,056
Offering costs for issuance of common stock and private placements	(4,945)	(5,683)
Distributions to noncontrolling interest holders	(2,112)	(1,967)
Redemption of OP Unit holder interests	(6,037)	(666)
Other	(5,464)	(7,833)
Net cash provided by financing activities	111,307	22,465
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,183)	108,693
Cash, cash equivalents and restricted cash, at beginning of period	107,782	17,038
Cash, cash equivalents and restricted cash, at end of period	$61,599	$125,731

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”), which introduces a new model for recognizing credit losses for certain financial instruments, including loans, accounts receivable and debt securities. The new model requires an estimate of expected credit losses over the life of exposure to be recorded through the establishment of an allowance account, which is presented as an offset to the related financial asset. The expected credit loss is recorded upon the initial recognition of the financial asset. We adopted this standard when it became effective for us, as of the reporting period beginning January 1, 2020. The adoption did not have a material effect on our condensed consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses” (“ASU 2018-19”), which clarifies the scope of the guidance in the amendments in ASU 2016-13. We adopted this standard when it became effective for us, as of the reporting period beginning January 1, 2020. The adoption did not have a material effect on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”), which updates various codification topics related to financial instruments by clarifying or improving the disclosure requirements to align with the SEC’s regulations. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments only apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to contract modifications made and hedging relationships entered into after December 31, 2022. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2020, the FASB issued a Staff Question-and-Answer to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under the new lease standard, which we adopted on January 1, 2019. The guidance did not have a material effect on the Company’s condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We must make estimates as to collectability of our accounts receivable related to rental income and straight-line rent. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of COVID-19 on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of June 30, 2020, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the condensed consolidated financial statements. The allowance for doubtful accounts as of June 30, 2020 and December 31, 2019 was approximately $0.6 million and $0.8 million, respectively.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties.

	As of
(in thousands)	June 30, 2020	December 31, 2019
Land	$439,677	$418,037
Buildings and improvements	1,487,091	1,375,192
Intangible lease assets	277,588	264,121
Investment in real estate properties	2,204,356	2,057,350
Accumulated depreciation and amortization	(473,555)	(444,718)
Net investment in real estate properties	$1,730,801	$1,612,632

Acquisitions

During the six months ended June 30, 2020, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Village at Lee Branch	Retail	1/29/2020	$41,665
Railhead DC (2)	Industrial	2/4/2020	19,295
Tri-County DC II B	Industrial	2/14/2020	2,884
Sterling IC	Industrial	3/25/2020	5,118
Clayton Commerce Center	Industrial	6/26/2020	59,289
Total acquisitions			$128,251

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
(2)	Includes debt assumed at fair value as of the acquisition date of $9.8 million, with a principal amount of $9.2 million.

During the six months ended June 30, 2020, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Six Months Ended
($ in thousands)	June 30, 2020
Land	$22,411
Building	93,961
Intangible lease assets	13,041
Above-market lease assets	618
Below-market lease liabilities	(1,780)
Total purchase price (1)	$128,251

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2020, as of the respective date of each acquisition, was 10.6 years.

Dispositions

During the six months ended June 30, 2020, we sold one outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.

During the six months ended June 30, 2019, we sold two office properties and two outparcels for net proceeds of approximately $129.0 million, which is net of the property-related debt repayment described in Note 4. We recorded a net gain on sale of approximately $85.6 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2020 and December 31, 2019 include the following:

	As of June 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$255,552	$(207,251)	$48,301	$242,704	$(200,623)	$42,081
Above-market lease assets	22,036	(20,976)	1,060	21,417	(20,859)	558
Below-market lease liabilities	(81,403)	38,049	(43,354)	(80,002)	36,499	(43,503)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$2,337	$2,726	$2,625	$6,908
Above-market lease amortization	(47)	(196)	(118)	(532)
Below-market lease amortization	881	1,113	1,724	2,160
Real estate-related depreciation and amortization:
Depreciation expense	$11,291	$11,059	$22,254	$20,620
Intangible lease asset amortization	3,168	3,686	6,655	8,368

4. DEBT

A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2020	2019	Current Maturity Date	2020	2019
Line of credit (1)	1.56%	3.16%	January 2023	$—	$—
Term loan (2)	3.27	3.04	January 2024	325,000	325,000
Term loan (3)	3.29	3.29	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.54	3.52	September 2021 - December 2029	208,641	200,857
Floating-rate mortgage note (5)	2.41	4.01	January 2021	127,000	127,000
Total principal amount / weighted-average (6)	3.21%	3.36%		$860,641	$852,857
Less: unamortized debt issuance costs				$(5,530)	$(6,535)
Add: mark-to-market adjustment on assumed debt				731	245
Total debt, net				$855,842	$846,567
Gross book value of properties encumbered by debt				$560,095	$535,196

(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of June 30, 2020, the unused and available portions under the line of credit were approximately $450.0 million and $254.5 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of June 30, 2020. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of June 30, 2020. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.
(4)	The amount outstanding as of June 30, 2020 includes a $50.4 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.
(5)	The effective interest rate is calculated based on LIBOR plus a margin of 2.25%. As of June 30, 2020, and December 31, 2019, our floating-rate mortgage note was subject to a weighted-average interest rate spread of 2.25% and 2.25%, respectively.
(6)	The weighted-average remaining term of our borrowings was approximately 3.1 years as of June 30, 2020, excluding the impact of certain extension options.

As of June 30, 2020, the principal payments due on our outstanding debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2020	$—	$—	$1,540	$1,540
2021 (1)	—	—	138,917	138,917
2022 (2)	—	200,000	2,780	202,780
2023 (3)	—	—	48,799	48,799
2024	—	325,000	2,172	327,172
Thereafter	—	—	141,433	141,433
Total principal payments	$—	$525,000	$335,641	$860,641

(1)	Includes a $127.0 million floating-rate mortgage note with a maturity date of January 2021. The mortgage note may still be extended an additional one year, subject to certain conditions.
(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.
(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

As of June 30 2020, our line of credit, term loans and a $50.4 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of June 30, 2020.

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

During the next 12 months, we estimate that approximately $10.1 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of June 30, 2020
Interest rate swaps	14	$550,431	$—	$32,199
Interest rate caps	1	127,000	—	—
Total derivative instruments	15	$677,431	$—	$32,199
As of December 31, 2019
Interest rate swaps (1)	14	$601,005	$288	$13,308
Interest rate caps	1	146,600	—	—
Total derivative instruments	15	$747,605	$288	$13,308

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that became effective in January 2020 and three interest rate swaps with a combined notional of $150.0 million that expired in January 2020.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in AOCI	$(3,000)	$(8,316)	$(21,730)	$(13,023)
Amount reclassified from AOCI into interest expense	2,070	(679)	2,578	(1,091)
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	—	—	—	(1,374)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	14,289	11,936	27,640	25,310
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	$(1)	$(1)	$(12)	$(25)

5. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). During the six months ended June 30, 2020, we sold approximately $168.4 million in gross interests related to the DST Program and incurred rent obligations of approximately $8.4 million under our master lease agreements with investors who are participating in the DST Program. Additionally, during 2020, 1.5 million OP Units were issued for beneficial interests for a net investment of $11.3 million in accordance with our UPREIT structure.

In order to facilitate additional capital raise through the DST Program, we may offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of June 30, 2020, we have made approximately $41.2 million in DST Program Loans to partially finance the sale of DST Interests in the DST Program. Of the $168.4 million of gross interests sold during the six months ended June 30, 2020, $21.8 million were financed by DST Program Loans. We include our investments in DST Program Loans separately on our consolidated balance sheets in the “DST Program Loans” line item and we include income earned from DST Program Loans in “other income” on our statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

6. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2020
Assets:
Derivative instruments	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
Liabilities:
Derivative instruments	$—	$32,199	$—	$32,199
Total liabilities measured at fair value	$—	$32,199	$—	$32,199
As of December 31, 2019
Assets:
Derivative instruments	$—	$288	$—	$288
Total assets measured at fair value	$—	$288	$—	$288
Liabilities:
Derivative instruments	$—	$13,308	$—	$13,308
Total liabilities measured at fair value	$—	$13,308	$—	$13,308

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

Nonrecurring Fair Value Measurements

As of June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$47,948	$47,610	$2,578	$2,604
DST Program Loans	41,194	41,194	19,404	19,404
Liabilities:
Line of credit	$—	$—	$—	$—
Term loans	525,000	517,640	525,000	525,000
Mortgage notes	335,641	333,645	327,857	326,447

(1)	The carrying value reflects the principal amount outstanding.

7. STOCKHOLDERS’ EQUITY

Public Offering

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the six months ended June 30, 2020, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$21,765	$18,312	$2,650	$22,999	$—	$65,726
DRIP	610	1,756	342	4,060	3,913	10,681
Total offering	$22,375	$20,068	$2,992	$27,059	$3,913	$76,407
Number of shares sold:
Primary offering	2,720	2,415	357	3,160	—	8,652
DRIP	81	234	46	542	526	1,429
Total offering	2,801	2,649	403	3,702	526	10,081

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	3,261	13,815	2,986	38,501	75,191	133,754
Issuance of common stock:
Primary shares	890	3,699	270	2,266	—	7,125
Distribution reinvestment plan	22	87	20	263	308	700
Share-based compensation	—	—	—	56	—	56
Redemptions of common stock	(271)	(11)	(196)	(588)	(3,576)	(4,642)
Balance as June 30, 2019	3,902	17,590	3,080	40,498	71,923	136,993
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	7,543	21,786	3,815	45,451	64,760	143,355
Issuance of common stock:
Primary shares	956	425	37	972	—	2,390
Distribution reinvestment plan	46	118	24	266	260	714
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(35)	(459)	(93)	(2,378)	(1,719)	(4,684)
Balance as of June 30, 2020	8,510	21,870	3,783	44,311	63,301	141,775
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	1,364	6,938	514	3,474	—	12,290
Distribution reinvestment plan	40	151	39	512	620	1,362
Share-based compensation	—	—	—	82	—	82
Redemptions of common stock	(285)	(15)	(251)	(955)	(6,087)	(7,593)
Balance as of June 30, 2019	3,902	17,590	3,080	40,498	71,923	136,993
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	2,720	2,415	357	3,160	—	8,652
Distribution reinvestment plan	81	234	46	542	526	1,429
Share-based compensation	—	—	—	16	—	16
Redemptions of common stock	(143)	(1,372)	(119)	(3,139)	(4,029)	(8,802)
Balance as of June 30, 2020	8,510	21,870	3,783	44,311	63,301	141,775

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Distributions
2020
March 31	$0.09375	$7,533	$1,721	$5,360	$14,614
June 30	0.09375	7,539	1,611	5,316	14,466
Total	$0.18750	$15,072	$3,332	$10,676	$29,080
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
June 30	0.09375	7,303	1,312	5,180	13,795
September 30	0.09375	7,302	1,351	5,270	13,923
December 31	0.09375	7,412	1,396	5,294	14,102
Total	$0.37500	$29,215	$5,303	$20,741	$55,259

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.
(2)	Includes other cash distributions consisting of: (i) distributions paid to holders of partnership units (“OP Units”) in Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”); (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to certain classes of our shares. See “Note 8” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2020	2019
Number of shares requested for redemption or repurchase	8,802	7,593
Number of shares redeemed or repurchased	8,802	7,593
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.50	$7.37

8. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The following table summarizes the fees and expenses incurred by us in connection with offering and operation services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager, and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Upfront selling commissions (1)	$298	$622	$990	$1,107	$—	$—
Ongoing distribution fees (1)	497	329	967	585	165	147
Advisory fees - fixed component	3,195	2,895	6,416	5,800	1,057	998
Advisory fees—performance component	662	—	2,010	—	2,010	3,776
Other expense reimbursements—Advisor	2,363	2,418	4,580	4,763	1,113	2,240
Other expense reimbursements—Dealer Manager	51	114	210	361	—	—
DST Program advisory fees	1,108	341	2,040	564	389	247
DST Program selling commissions (1)	814	887	1,875	1,381	—	—
DST Program dealer manager fees (1)	284	118	622	233	—	—
DST Program other reimbursements—Dealer Manager	—	171	176	372	—	—
DST Program facilitation and loan origination fees	1,138	886	2,569	1,307	—	—
Total	$10,410	$8,781	$22,455	$16,473	$4,734	$7,408

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.

9. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net (loss) income attributable to common stockholders—basic	$(4,863)	$77,399	$(8,997)	$81,001
Net (loss) income attributable to redeemable OP Units	(17)	—	(32)	—
Net (loss) income attributable to OP Units	(377)	5,905	(676)	6,189
Net (loss) income attributable to common stockholders—diluted	$(5,257)	$83,304	$(9,705)	$87,190
Weighted-average shares outstanding—basic	142,429	136,661	142,486	134,765
Incremental weighted-average shares effect of conversion of OP Units	11,544	10,426	11,431	10,454
Weighted-average shares outstanding—diluted	153,973	147,087	153,917	145,219
Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$0.57	$(0.06)	$0.60
Diluted	$(0.03)	$0.57	$(0.06)	$0.60

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2020	2019
Distributions reinvested in common stock	$10,681	$10,054
Change in accrued future ongoing distribution fees	361	3,997
Repayment of property-level loans upon disposition of real estate property	—	98,600
Increase in DST Program Loans receivable through DST Program capital raising	21,790	8,674
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	3,776	—
Redemption value allocation adjustment to redeemable noncontrolling interest	193	—
Mortgage notes assumed on real estate acquisitions at fair value	9,580	—
Issuances of OP Units for DST Interests	11,240	—

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30,
(in thousands)	2020	2019
Beginning of period:
Cash and cash equivalents	$97,772	$10,008
Restricted cash	10,010	7,030
Cash, cash equivalents and restricted cash	$107,782	$17,038
End of period:
Cash and cash equivalents	$51,487	$117,976
Restricted cash	10,112	7,755
Cash, cash equivalents and restricted cash	$61,599	$125,731

11. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the current pandemic of the novel coronavirus (COVID-19). A number of our customers previously announced temporary closures of their stores and requested rent deferral or rent abatement during this pandemic. The outbreak has triggered a period of global economic slowdown.

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity severely impacts our customers’ businesses, financial condition and liquidity and may cause customers to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact our future compliance with financial covenants of our credit facility and other debt agreements; and
●	weaker economic conditions could cause us to recognize impairment in value of our tangible or intangible assets.

While COVID-19 has not had a material effect on our condensed consolidated financial statements as of the date of this report, the extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

12. COMMITMENTS AND CONTINGENCIES

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2020.

13. SEGMENT FINANCIAL INFORMATION

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

The following table reflects our total assets by business segment as of June 30, 2020 and December 31, 2019:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Assets:
Office properties	$459,668	$458,583
Retail properties	692,017	652,707
Multi-family properties	289,266	293,498
Industrial properties	289,850	207,844
Corporate	188,687	165,633
Total assets	$1,919,488	$1,778,265

The following table sets forth the financial results by segment for the three and six months ended June 30, 2020 and 2019:

(in thousands)	Office	Retail	Multi-family	Industrial	Consolidated
For the Three Months Ended June 30, 2020
Rental revenues	$16,238	$18,100	$4,992	$5,268	$44,598
Rental expenses	(7,189)	(3,763)	(2,218)	(1,238)	(14,408)
Net operating income	$9,049	$14,337	$2,774	$4,030	$30,190
Real estate-related depreciation and amortization	$4,957	$4,709	$2,163	$2,630	$14,459
For the Three Months Ended June 30, 2019
Rental revenues	$24,190	$17,468	$—	$3,227	$44,885
Rental expenses	(9,398)	(4,105)	—	(713)	(14,216)
Net operating income	$14,792	$13,363	$—	$2,514	$30,669
Real estate-related depreciation and amortization	$6,813	$6,336	$—	$1,596	$14,745
For the Six Months Ended June 30, 2020
Rental revenues	$32,751	$35,743	$10,240	$10,132	$88,866
Rental expenses	(15,313)	(8,026)	(4,356)	(2,216)	(29,911)
Net operating income	$17,438	$27,717	$5,884	$7,916	$58,955
Real estate-related depreciation and amortization	$9,825	$9,558	$4,326	$5,200	$28,909
For the Six Months Ended June 30, 2019
Rental revenues	$53,914	$35,515	$—	$6,027	$95,456
Rental expenses	(20,258)	(8,663)	—	(1,364)	(30,285)
Net operating income	$33,656	$26,852	$—	$4,663	$65,171
Real estate-related depreciation and amortization	$14,988	$11,059	$—	$2,941	$28,988

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(4,863)	$77,399	$(8,997)	$81,001
Debt-related income	(166)	(35)	(200)	(158)
Real estate-related depreciation and amortization	14,459	14,745	28,909	28,988
General and administrative expenses	2,212	2,100	4,441	4,144
Advisory fees, related party	4,965	3,236	10,466	6,364
Other income	(312)	(168)	(404)	(25)
Interest expense	14,289	11,936	27,640	25,310
Gain on sale of real estate property	—	(84,449)	(2,192)	(85,640)
Gain on extinguishment of debt and financing commitments, net	—	—	—	(1,002)
Net (loss) income attributable to redeemable noncontrolling interests	(17)	—	(32)	—
Net (loss) income attributable to noncontrolling interests	(377)	5,905	(676)	6,189
Net operating income	$30,190	$30,669	$58,955	$65,171

14. SUBSEQUENT EVENTS

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While COVID-19 did not have a material effect on our condensed consolidated financial statements, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material.

We continued to receive certain rent relief requests in July and August 2020, most often in the form of rent deferral requests, as a result of COVID-19. However, new rent relief requests have reduced considerably in July and August relative to requests in the second quarter. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Not all customer requests will ultimately result in modification of lease agreements, nor are we forgoing our contractual rights under our lease agreements. We can provide no assurances that we will be able to recover unpaid rent.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, and the COVID-19 pandemic, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, customer space utilization, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition, and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), the Advisor, and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2019 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2020, our real property portfolio consisted of 52 properties, which includes 10 properties that are part of the DST Program (as defined below), totaling approximately 10.1 million square feet located in 22 markets throughout the U.S.

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

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the six months ended June 30, 2020, we raised $65.7 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $10.7 million from the sale of common stock under our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During the six months ended June 30, 2020, we sold $168.4 million of gross interests related to the DST Program, $21.8 million of which were financed by DST Program Loans. See “Note 4 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real property portfolio by segment as of June 30, 2020:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	8	9	2,055	20.4%	$32.43	82.4%	$741,350	32.2%
Retail properties	8	27	3,125	31.0	18.72	94.5	923,500	40.2
Multi-family properties	3	3	886	8.8	24.88	85.9	306,750	13.4
Industrial properties	12	13	4,005	39.8	4.67	100.0	326,150	14.2
Total real property portfolio	22	52	10,071	100.0%	$15.65	93.5%	$2,297,750	100.0%

(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of June 30, 2020.

We will continue to focus our investment activities on expanding a high-quality, diversified real property portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, multi-family and industrial), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term investment strategy is likely to prioritize new investments in the industrial and multi-family sectors due to relatively attractive fundamental conditions. In 2019, we were focused on selling certain office and retail assets. The disposition of these properties has helped us to increase our current allocation to multi-family and industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in our investment strategy, including with respect to any particular asset class. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, manufactured housing, student housing and unimproved land, however we have no investments in these sectors currently. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt, loans associated with our DST Program and other related investments. While we are not currently investing in real estate-related securities, should we decide to invest in real estate-related securities, any such investments generally will focus on debt or equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being preservation of liquidity in support of our share redemption program, while also seeking income, potential for capital appreciation and further portfolio diversification.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S., Inc., a third-party valuation firm, to serve as our independent valuation advisor (‘‘Altus Group’’ or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. All parties engaged by us in connection with the calculation of our NAV, including Altus Group, and our Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although the Independent Valuation Advisor or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real property assets are determined by the Independent Valuation Advisor and real estate-related assets and other assets and liabilities are determined by the applicable pricing source. With respect to the valuation of our real property assets, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Advisor. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by the Independent Valuation Advisor.

As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units held by third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

The following table sets forth the components of total NAV as of June 30, 2020 and December 31, 2019:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Investments in office properties	$741,350	$727,450
Investments in retail properties	923,500	866,400
Investments in multi-family properties	306,750	301,850
Investments in industrial properties	326,150	234,450
Investments in debt assets	88,804	22,007
Cash and cash equivalents	51,487	97,280
Restricted cash	10,112	10,010
Other assets	23,415	28,049
Line of credit, term loans and mortgage notes	(860,641)	(852,857)
Financing obligations associated with our DST Program	(416,711)	(262,692)
Other liabilities	(40,913)	(37,130)
Accrued performance-based fee	(2,010)	(3,776)
Accrued advisory fees	(1,449)	(1,256)
Aggregate Fund NAV	$1,149,844	$1,129,785
Total Fund Interests outstanding	153,262	150,766

The following table sets forth the NAV per Fund Interest as of June 30, 2020:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,149,844	$63,843	$164,079	$28,386	$332,441	$474,917	$86,178
Fund Interests outstanding	153,262	8,510	21,870	3,783	44,311	63,301	11,487
NAV Per Fund Interest	$7.50	$7.50	$7.50	$7.50	$7.50	$7.50	$7.50

The fair value of our assets and certain liabilities are calculated for the purposes of determining our NAV per share using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third-party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

Under GAAP, we record liabilities for ongoing distribution fees (i) that we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) for an estimate that we may pay to the Dealer Manager in future periods for shares of our common stock. As of June 30, 2020, we estimated approximately $14.8 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real property as of June 30, 2020 were provided by the Independent Valuation Advisor in accordance with our valuation procedures. The aggregate real property valuation of $2.30 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.12 billion, representing an increase of approximately $180.0 million, or 8.5%. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Multi-family	Industrial	Average Basis
Exit capitalization rate	6.32%	6.27%	5.36%	5.78%	6.09%
Discount rate / internal rate of return (“IRR”)	6.94%	6.74%	6.40%	6.59%	6.74%
Annual market rent growth rate	2.84%	2.93%	3.00%	2.83%	2.89%
Average holding period (years)	10.00	10.00	10.00	10.00	10.00

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

	Hypothetical					Weighted-
Input	Change	Office	Retail	Multi-family	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.99%	2.51%	3.06%	3.02%	2.81%
	0.25% increase	(2.76)%	(2.32)%	(2.78)%	(2.76)%	(2.58)%
Discount rate (weighted-average)	0.25% decrease	2.11%	1.92%	1.96%	1.98%	2.00%
	0.25% increase	(2.06)%	(1.88)%	(1.91)%	(1.94)%	(1.95)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2020 was $22.8 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $22.8 million, or $0.15 per share, as of June 30, 2020. As of June 30, 2020, we classified all of our debt as intended to be held to maturity.

Performance

Our NAV increased from $7.49 per share as of December 31, 2019 to $7.50 per share as of June 30, 2020. The increase in NAV was primarily driven by performance of our real property portfolio, including one outparcel disposition for net proceeds of approximately $2.8 million, which resulted in an increase to NAV, as well as the acquisition of $173.0 million of investments, primarily in the industrial sector, which have been accretive to portfolio returns. Also included within these returns are numerous valuation adjustments that were made upon the onset of COVID-19 within the U.S. to account for expected rental payments from customers, which were lower than normal in light of COVID-19, and to reflect reduced rent growth assumptions for certain of our real properties. The adjustments primarily relate to increased credit loss reserves in light of potential business disruptions caused by COVID-19 and lengthening the projected timeline for lease-up of many existing vacancies.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of June 30, 2020) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.70)%	(1.25)%	3.58%	3.20%	3.79%	5.28%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.02)%	(1.99)%	2.02%	2.67%	3.47%	5.07%
Difference	0.32%	0.74%	1.56%	0.53%	0.32%	0.21%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	0.71%	2.21%	7.21%	4.25%	4.40%	5.68%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.38%	1.44%	5.59%	3.72%	4.08%	5.47%
Difference	0.33%	0.77%	1.62%	0.53%	0.32%	0.21%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.70)%	(1.25)%	3.58%	3.20%	3.79%	5.28%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.02)%	(1.99)%	2.02%	2.67%	3.47%	5.07%
Difference	0.32%	0.74%	1.56%	0.53%	0.32%	0.21%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	0.71%	2.21%	7.21%	4.25%	4.40%	5.68%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.38%	1.44%	5.59%	3.72%	4.08%	5.47%
Difference	0.33%	0.77%	1.62%	0.53%	0.32%	0.21%

Class D Share Total Return (3)	0.86%	2.52%	7.85%	4.87%	4.98%	6.24%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.53%	1.74%	6.22%	4.34%	4.66%	6.03%
Difference	0.33%	0.78%	1.63%	0.53%	0.32%	0.21%

Class I Share Total Return (3)	0.92%	2.64%	8.12%	5.14%	5.35%	6.67%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.59%	1.87%	6.49%	4.61%	5.03%	6.46%
Difference	0.33%	0.77%	1.63%	0.53%	0.32%	0.21%

Class E Share Return Total Return (3)	0.92%	2.64%	8.12%	5.15%	5.40%	6.73%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.59%	1.87%	6.49%	4.62%	5.08%	6.52%
Difference	0.33%	0.77%	1.63%	0.53%	0.32%	0.21%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which shareholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced nearly the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, student housing, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. This, coupled with various government stimulus efforts designed to help smaller businesses in this environment, should help us recover a significant portion of near-term deferred rent. We can provide no assurances that we will be able to continue to collect rent at the same level that we did prior to the pandemic. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

Beginning in mid-March, our Independent Valuation Advisor has made certain factual and market based COVID-19 related adjustments to the property valuations of our portfolio, which are reflected in our NAV.  Altus Group, our Independent Valuation Advisor, is responsible for overseeing the valuation of over $500 billion of institutional real estate throughout the U.S. We believe these COVID-19 related adjustments such as rent deferment, lengthened lease-up assumptions, reduced market rent growth rates and increased credit loss projections are consistent with the current risk to our portfolio as a result of impacts of COVID-19 for many of our customers in need (mostly smaller restaurants and service-oriented customers within our grocery-anchored retail portfolio). In addition, we tapered back acquisition expectations with an eye towards increased focus on asset management and capital preservation during this unparalleled time. Despite dramatic shifts in the economy and certain near term collection issues to work through, our NAV as of June 30, 2020 is $7.50 per share.

With gradual business re-openings throughout the economy as well as actual transaction data to benchmark, capital markets activity is increasing from a relative standstill earlier in the quarter. While we are not currently seeing meaningful price discounts due to COVID-19 for the types of high-quality assets that we are seeking to acquire today, we are well positioned to acquire attractive assets in an environment with shallower buyer pools than before the pandemic. We are particularly focused on acquiring multi-family and industrial properties which have continued to perform well through the pandemic, with an increased emphasis on underlying tenancy, credit and durability of income. Accordingly, we are pleased to have made over $105 million of new investments in Q2 within the industrial and residential sectors, with what we believe to be conservative, yet attractive, risk-adjusted returns.

We are pleased to report that actual Q2 collections have exceeded our initial COVID-19 related projections determined in March which assumed an 85% collection rate for the quarter, vs. over 99% in more normal times. We exceeded this initial projection by 7.5% given 92.5% of rent has been received for the quarter to date, comprised of 91.1%, 91.3% and 95.0% of rent otherwise due for April, May and June, respectively – reflecting a gradual increase in collections throughout the quarter. More specifically, Q2 rent collections for our industrial and multi-family properties to date are 97.9% and 98.2%, respectively. Rent collections for office have also been strong at 97.2% driven by the relatively long-term nature of our office leases and strong operating history of our customers. To date, Q2 rent collections for retail are 84.5%, largely due to rent deferral agreements that we executed with certain otherwise successful customers which require abated rent to be repaid over 2021. That said, with less than 10% of our total portfolio rent coming from non-essential retail customers, our sector diversification and balance sheet strength have positioned us well to weather these short-term cash flow disruptions. As previously mentioned, we have restructured certain leases and may restructure additional leases to provide temporary rent relief needed by certain customers. We have executed forbearance agreements with approximately 5% of our customers (based on second quarter gross rent). After accounting for such agreements, we received or deferred 97% of our rent originally payable for the second quarter of 2020. We are pleased to report that 97.0% of our retail customers were open for business as of the end of Q2 and we are encouraged by the increases in visitor traffic at our retail centers that we have seen over the past 12 weeks since our COVID-19 shutdown low in mid-April, even with the recent surge of new COVID-19 cases. In addition, while the market is seeing a rise in retailer bankruptcies, we are pleased to report that less than 0.61% of our total portfolio rent payable is associated with customers who have filed for bankruptcy.

RESULTS OF OPERATIONS

Summary of 2020 Activities

During the six months ended June 30, 2020, we completed the following activities:

●	We acquired four industrial properties comprising 1.1 million square feet for an aggregate contractual purchase price of approximately $87.0 million. Additionally, we acquired one retail property comprising 0.2 million square feet for an aggregate contractual purchase price of approximately $41.6 million. Additionally, we purchased a senior mortgage loan debt investment for $44.7 million.
●	We sold one outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.
●	We leased approximately 614,000 square feet, which included 119,000 square feet of new leases and 495,000 square feet of renewals. We are currently 93.5% leased as of June 30, 2020, as compared to 93.6% as of December 31, 2019.
●	We decreased our leverage ratio from 40.0% as of December 31, 2019, to 36.7% as of June 30, 2020. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our property-level and corporate-level debt divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (outstanding principal balance of our property-level and corporate-level debt less cash and cash equivalents, divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures)) our leverage ratio decreased from 35.4% as of December 31, 2019, to 34.4% as of June 30, 2020.
●	We raised $65.7 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $10.7 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $168.4 million of gross capital through private placement offerings by selling DST Interests, which excludes $21.8 million of DST Program Loans.
●	We redeemed 8.8 million shares of common stock at a weighted-average purchase price of $7.50 per share for an aggregate amount of $66.0 million.

Results for the Three and Six Months Ended June 30, 2020 Compared to the Same Periods in 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020, as compared to the same periods in 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three-month periods presented below includes 41 properties totaling 6.8 million square feet owned as of April 1, 2019, which portfolio represented 67.8% of total rentable square feet as of June 30, 2020. The same store operating portfolio for the six-month periods presented below includes 40 properties totaling approximately 6.6 million square feet owned as of January 1, 2019, which portfolio represented 65.3% of total rentable square feet as of June 30, 2020.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
($ in thousands, except per square foot data)	2020	2019	$	%	2020	2019	$	%
Rental revenues:
Same store properties	$36,616	$37,680	$(1,064)	(2.8)%	$72,377	$75,522	$(3,145)	(4.2)%
Non-same store properties	7,982	7,205	777	10.8	16,489	19,934	(3,445)	(17.3)
Total rental revenues	44,598	44,885	(287)	(0.6)	88,866	95,456	(6,590)	(6.9)
Rental expenses:
Same store properties	(11,528)	(12,103)	575	4.8	(23,880)	(24,546)	666	2.7
Non-same store properties	(2,880)	(2,113)	(767)	(36.3)	(6,031)	(5,739)	(292)	(5.1)
Total rental expenses	(14,408)	(14,216)	(192)	(1.4)	(29,911)	(30,285)	374	1.2
Net operating income:
Same store properties	25,088	25,577	(489)	(1.9)	48,497	50,976	(2,479)	(4.9)
Non-same store properties	5,102	5,092	10	0.2	10,458	14,195	(3,737)	(26.3)
Total net operating income	30,190	30,669	(479)	(1.6)	58,955	65,171	(6,216)	(9.5)
Other income and (expenses):
Debt-related income	166	35	131	NM	200	158	42	26.6
Real estate-related depreciation and amortization	(14,459)	(14,745)	286	1.9	(28,909)	(28,988)	79	0.3
General and administrative expenses	(2,212)	(2,100)	(112)	(5.3)	(4,441)	(4,144)	(297)	(7.2)
Advisory fees, related party	(4,965)	(3,236)	(1,729)	(53.4)	(10,466)	(6,364)	(4,102)	(64.5)
Interest expense	(14,289)	(11,936)	(2,353)	(19.7)	(27,640)	(25,310)	(2,330)	(9.2)
Gain on sale of real estate property	—	84,449	(84,449)	(100.0)	2,192	85,640	(83,448)	(97.4)
Gain on extinguishment of debt and financing commitments, net	—	—	—	—	—	1,002	(1,002)	(100.0)
Other income	312	168	144	85.7	404	25	379	NM
Total other (expenses) income	(35,447)	52,635	(88,082)	NM	(68,660)	22,019	(90,679)	NM
Net (loss) income	(5,257)	83,304	(88,561)	NM	(9,705)	87,190	(96,895)	NM
Net loss (income) attributable to redeemable noncontrolling interests	17	—	17	—	32	—	32	—
Net loss (income) attributable to noncontrolling interests	377	(5,905)	6,282	NM	676	(6,189)	6,865	NM
Net (loss) income attributable to common stockholders	$(4,863)	$77,399	$(82,262)	NM	$(8,997)	$81,001	$(89,998)	NM
Same store supplemental data:
Same store average percentage leased	92.4%	92.0%			92.2%	91.6%
Same store average annualized base rent per square foot	$17.59	$17.98			$18.25	$18.61

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues decreased by $0.3 million and $6.6 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. For the three and six months ended June 30, 2020, same store revenue decreased $1.1 million and $3.1 million, respectively, as compared to the same periods in 2019, primarily driven by reduced occupancy at our 1300 Connecticut property, as well as two lease terminations in 2018 that became fully amortized in the second quarter of 2019 that resulted in an increase in rental revenues for the three and six months ended June 30, 2019. The lease terminations were comprised of: (i) $14.0 million of consideration received in June 2018 at our Campus Road Office Center property, which was amortized into rental revenues on a straight-line basis through April 2019; and (ii) $1.2 million of consideration received in November 2018 at our Venture Corporate Center office property, which was amortized in to rental revenues on a straight-line basis through May 2019. Non-same store revenue increased by $0.8 million for the three months ended June 30, 2020, as compared to the same period in 2019, due to acquisition activity, primarily in the industrial and multi-family segments, and decreased by $3.4 million for the six months ended June 30, 2020, as compared to the same period in 2019, as a result of disposition activity, primarily in the office segment, most notably 655 Montgomery which was disposed of in May 2019.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(in thousands)	2020	2019	$	%	2020	2019	$	%
Rental income	$41,427	$41,242	$185	0.4%	$84,635	$86,920	$(2,285)	(2.6)%
Straight-line rent	2,337	2,726	(389)	(14.3)	2,625	6,908	(4,283)	(62.0)
Amortization of above- and below-market intangibles	834	917	(83)	(9.1)	1,606	1,628	(22)	(1.4)
Total rental revenues	$44,598	$44,885	$(287)	(0.6)%	$88,866	$95,456	$(6,590)	(6.9)%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by $0.2 million for the three months ended June 30, 2020, as compared to the same period in 2019, and decreased $0.4 million for the six months ended June 30, 2020, as compared to the same period in 2019. Same store rental expenses decreased $0.6 million and $0.7 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 primarily as a result of a reduction in real estate tax expense and operating expenses associated with certain of our properties. Reduced operating expenses were driven by lower repairs and maintenance expense, including snow removal, partially offset by an increase in other expenses, primarily administrative expenses associated with our multi-family segment. This decrease in same store rental expenses was offset by an increase in non-same store rental expenses of $0.8 million and $0.3 million for the three and six months ended June 30, 2020, as compared to the same periods in 2019, primarily driven by the acquisition and disposition activity described above.

The following table presents the various components of our rental expenses:

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
(in thousands)	2020	2019	$	%	2020	2019	$	%
Real estate taxes	$6,114	$5,756	$358	6.2%	$12,268	$11,843	$425	3.6%
Repairs and maintenance	3,598	4,490	(892)	(19.9)	7,490	9,634	(2,144)	(22.3)
Utilities	1,342	1,349	(7)	(0.5)	2,889	3,198	(309)	(9.7)
Property management fees	1,005	1,059	(54)	(5.1)	2,055	2,131	(76)	(3.6)
Insurance	442	321	121	37.7	877	672	205	30.5
Other	1,907	1,241	666	53.7	4,332	2,807	1,525	54.3
Total rental expenses	$14,408	$14,216	$192	1.4%	$29,911	$30,285	$(374)	(1.2)%

Other Income and Expenses. The net amount of other expenses increased by $88.1 million and $90.7 million, respectively, for the three and six months ended June 30, 2020, as compared to the same periods in 2019, primarily as a result of larger gains on 2019 dispositions, due to an increase in interest expense driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program, and an increase in advisory fees related to performance-based fees during 2020.

Segment Summary for the Three and Six Months Ended June 30, 2020 Compared to the Same Periods in 2019

Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, multi-family and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 13 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance”

below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
($in thousands, except per square foot data)	2020	2019	$	%	2020	2019	$	%
Rental revenues:
Office	$16,310	$17,547	$(1,237)	(7.0)%	$32,678	$35,547	$(2,869)	(8.1)%
Retail	17,110	17,047	63	0.4	34,199	34,682	(483)	(1.4)
Multi-family	—	—	—	—	—	—	—	—
Industrial	3,196	3,086	110	3.6	5,500	5,293	207	3.9
Total same store rental revenues	36,616	37,680	(1,064)	(2.8)	72,377	75,522	(3,145)	(4.2)
Non-same store properties	7,982	7,205	777	10.8	16,489	19,934	(3,445)	(17.3)
Total rental revenues	$44,598	$44,885	$(287)	(0.6)%	$88,866	$95,456	$(6,590)	(6.9)%
NOI:
Office	$9,011	$10,083	$(1,072)	(10.6)%	$17,598	$20,462	$(2,864)	(14.0)%
Retail	13,632	13,106	526	4.0	26,576	26,437	139	0.5
Multi-family	—	—	—	—	—	—	—	—
Industrial	2,445	2,388	57	2.4	4,323	4,077	246	6.0
Total same store NOI	25,088	25,577	(489)	(1.9)	48,497	50,976	(2,479)	(4.9)
Non-same store properties	5,102	5,092	10	0.2	10,458	14,195	(3,737)	(26.3)
Total NOI	$30,190	$30,669	$(479)	(1.6)%	$58,955	$65,171	$(6,216)	(9.5)%
Same store average percentage leased:
Office	82.4%	82.3%			82.4%	82.1%
Retail	94.7	93.7			94.8	94.0
Multi-family	—	—			—	—
Industrial	100.0	100.0			100.0	99.5
Same store average annualized base rent per square foot:
Office	$29.73	$31.10			$30.07	$31.34
Retail	18.36	18.64			18.49	18.66
Multi-family	—	—			—	—
Industrial	5.26	4.95			5.29	4.98

Office Segment. For the three and six months ended June 30, 2020, our office segment same store NOI decreased by $1.1 million and $2.9 millions, respectively, as compared to the same periods in 2019, primarily due to a vacancy at our 1300 Connecticut property as well as reduced straight-line rent amortization due to early termination fees at our Venture Corporate Center property which were fully amortized in 2019. These impacts were partially offset by reduced operating expenses at certain properties.

Retail Segment. For the three months ended June 30, 2020, our retail segment same store NOI increased by $0.5 million as compared to the same period in 2019, primarily due to a termination fee received during the second quarter of 2020 at our Chester property and a decrease in real estate tax and operating expenses at certain of our retail properties. For the six months ended June 30, 2020, our retail segment same store NOI increased by $0.1 million as compared to the same period in 2019, primarily due to a termination fee received during the second quarter of 2020 at our Chester property and a decrease in real estate tax and operating expenses at certain of our retail properties, partially offset due to vacancies at our Durgin, Chester, and Yale properties in early 2020.

Multi-family Segment. Same store information is not provided for our multi-family segment as our first multi-family property was acquired in July 2019.

Industrial Segment. For the three and six months ended June 30, 2020, our industrial segment same store NOI increased by $0.1 million and $0.2 million, respectively, as compared to the same periods in 2019 primarily due to an increase in occupancy and a decrease in real estate tax at certain of our industrial properties.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2020 Compared to the Same Periods in 2019” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2020 and 2019.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
GAAP net (loss) income attributable to common stockholders	$(4,863)	$77,399	$(8,997)	$81,001
GAAP net (loss) income per common share—basic and diluted	$(0.03)	$0.57	$(0.06)	$0.60
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(4,863)	$77,399	$(8,997)	$81,001
Real estate-related depreciation and amortization	14,459	14,745	28,909	28,988
Gain on sale of real estate property	—	(84,449)	(2,192)	(85,640)
Noncontrolling interests’ share of net (loss) income	(377)	5,905	(676)	6,189
Redeemable noncontrolling interests' share of net (loss) income	(17)	—	(32)	—
Noncontrolling interests’ share of NAREIT FFO	(660)	(964)	(1,185)	(2,203)
Redeemable noncontrolling interests' share of NAREIT FFO	(30)	—	(56)	—
NAREIT FFO attributable to common stockholders—basic	8,512	12,636	15,771	28,335
NAREIT FFO attributable to OP Units	690	964	1,241	2,203
NAREIT FFO	$9,202	$13,600	$17,012	$30,538
Weighted-average shares outstanding—basic	142,429	136,661	142,486	134,765
Weighted-average shares outstanding—diluted	153,973	147,087	153,917	145,219
NAREIT FFO per common share—basic and diluted	$0.06	$0.09	$0.11	$0.21

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2020, we had approximately $130.1 million of borrowings maturing in the next 12 months, including scheduled amortization payments. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property, which may be extended an additional one year, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through borrowings and/or disposition proceeds.

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

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, to date we have collected approximately 92.5% of our rental revenues for the second quarter of 2020 (based on gross rent) across the portfolio, compared to average annual collections of over 99% prior to the pandemic. As previously mentioned, we have restructured certain leases and may restructure additional leases to provide temporary rent relief needed by certain customers. We have executed forbearance agreements with approximately 5% of our customers (based on second quarter gross rent). After accounting for such agreements, we received or deferred 97% of our rent originally payable for the second quarter of 2020. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of June 30, 2020, our financial position was strong with less than 37% leverage, or less than 35% leverage net of cash and cash equivalents, and over $51 million of cash and cash equivalents as of June 30, 2020. In addition, our portfolio was 93.5% leased as of June 30, 2020 and is diversified across 52 properties totaling 10.1 million square feet. Our properties contain a diverse roster of 458 commercial customers, large and small, and has an annualized rent breakdown of 37.1% office, 12.8% Class A multi-family, 12.6% industrial and 37.5% retail which is primarily grocery-anchored.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2020	2019	$ Change
Total cash provided by (used in):
Operating activities	$18,839	$20,443	$(1,604)
Investing activities	(176,329)	65,785	(242,114)
Financing activities	111,307	22,465	88,842
Net (decrease) increase in cash, cash equivalents and restricted cash	$(46,183)	$108,693	$(154,876)

Net cash provided by operating activities decreased by approximately $1.6 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to an increase in interest expense due to our increasing rent obligations resulting from our DST Program, partially offset by lower other interest expense and an increase in working capital in 2020 driven by payment to the

Advisor of performance-based fees. The 2018 performance-based fee was paid in cash during the three months ended March 31, 2019 whereas the performance-based fee earned in 2019 was settled in shares during the three months ended March 31, 2020.

Net cash provided by investing activities for the six months ended June 30, 2019 of $65.8 decreased by approximately $242.1 million to net cash used in investing activities for the six months ended June 30, 2020 of $176.3 million. The change was primarily attributable to: (i) a decrease in net disposition proceeds of $126.3 million due to the high disposition activity in 2019; (ii) an increase in acquisition activity during 2020 of $74.3 million; and (iii) cash paid to acquire a debt-related investment during the second quarter of 2020 of $45.0 million.

Net cash provided by financing activities increased by approximately $88.8 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to (i) the repayment of mortgage notes in 2019 of $33.8 million, as compared to only $1.5 million in 2020; (ii) the repayment of our line of credit of $81.0 million in 2019; and (iii) an increase in net offering activity of $39.4 million from our DST Program and public offerings in 2020 as compared to the same period in 2019. These increases were partially offset by proceeds received from our term loan in 2019 of $50.0 million in 2019 as compared to no additional borrowings under our term loan in 2020.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2020, we had an aggregate of $975.0 million of commitments under our credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) no amounts outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.28%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.

The unused and available portions under our line of credit were $450.0 million and $254.5 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

As of June 30, 2020, our line of credit, term loans and a $50.4 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and a mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of June 30, 2020, we had property-level borrowings of approximately $335.6 million outstanding with a weighted-average remaining term of approximately 3.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.11%, which includes the effects of interest rate swap agreements related to a $50.4 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2020.

Offering Proceeds. For the six months ended June 30, 2020, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $76.4 million ($72.5 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount							Source of Distributions Paid in Cash
	Declared						Total Cash
	per						Flows from	Cash Flows from
(in thousands, except per share	Common			Reinvested in		Total	Operating	Operating
data)	Share (1)	Paid in Cash (2)		Shares		Distributions	Activities	Activities		Borrowings
2020
March 31	$0.09375	$9,254	63.3%	$5,360	36.7%	$14,614	$7,455	$7,455	80.6%	$1,799	19.4%
June 30	0.09375	9,150	63.3	5,316	36.7	14,466	11,384	9,150	100.0	—	—
Total	$0.18750	$18,404	63.3%	$10,676	36.7%	$29,080	$18,839	$16,605	90.2%	$1,799	9.8%
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	$5,624	66.6%	$2,818	33.4%
June 30	0.09375	8,615	62.5	5,180	37.5	13,795	14,819	8,615	100.0	—	—
September 30	0.09375	8,653	62.1	5,270	37.9	13,923	15,210	8,653	100.0	—	—
December 31	0.09375	8,808	62.5	5,294	37.5	14,102	13,695	8,808	100.0	—	—
Total	$0.37500	$34,518	62.5%	$20,741	37.5%	$55,259	$49,348	$31,700	91.8%	$2,818	8.2%

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.
(2)	Includes other cash distributions consisting of: (i) distributions paid to OP Unit holders; (ii) regular distributions made to our former joint venture partners; and (iii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.

For the three months ended June 30, 2020 and 2019, our FFO was $9.2 million, or 63.6% of our total distributions, and $13.6 million, or 98.6% of our total distributions, respectively. For the six months ended June 30, 2020 and 2019, our FFO was $17.0 million, or 58.5% of our total distributions, and $30.5 million, or 112.1% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2020	2019
Number of shares requested for redemption or repurchase	8,802	7,593
Number of shares redeemed or repurchased	8,802	7,593
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.50	$7.37

We funded these redemptions from a variety of sources including: operating cash flows in excess of our distributions paid in cash, cash on hand, proceeds from our public and private offerings, and proceeds from the disposition of properties.

SUBSEQUENT EVENTS

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While COVID-19 did not have a material effect on our condensed consolidated financial statements, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. Within our existing portfolio, we have collected approximately 92.5% of our rent (based on gross rent) for the second quarter of 2020 across the portfolio, compared to average annual collections of over 99% prior to the pandemic.

We continued to receive certain rent relief requests in July and August 2020, most often in the form of rent deferral requests, as a result of COVID-19. However, new rent relief requests have reduced considerably in July and August relative to requests in the second quarter. We are evaluating each customer rent relief request on an individual basis, considering a number of factors. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. After accounting for executed agreements with customers to defer approximately 2% of our July gross rent, we received or deferred 96% of our rent originally payable for July compared to average annual collections of over 99% prior to the pandemic. Within our existing portfolio, and without accounting for the effects of these forbearance agreements, we collected approximately 94% of our rent (based on gross rent) for July. Not all customer requests will ultimately result in modification of lease agreements, nor are we forgoing our contractual rights under our lease agreements. We can provide no assurances that we will be able to recover unpaid rent.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2019 was disclosed in our 2019 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. As of June 30, 2020, our critical accounting estimates have not changed from those described in our 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2020, our debt instruments consisted of borrowings under our term loans and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2020, our fixed interest rate debt consisted of $208.6 million under our mortgage notes, which included a $50.4 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 82.3% of our total consolidated debt as of June 30, 2020. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2020, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, was $699.7 million and $708.6 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2020. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2020, our consolidated variable interest rate debt consisted of $25.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 17.7% of our total consolidated debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $152.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our variable interest rate debt as of June 30, 2020, would increase our annual interest expense by approximately $0.4 million.

Derivative Instruments. As of June 30, 2020, we had 15 outstanding derivative instruments with a total notional amount of $677.4 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, and/or future results. The risks described in our 2019 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2019 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q.

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

The table below summarizes the redemption activity for the three months ended June 30, 2020:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
April 30, 2020	1,904	$7.52	1,904	—
May 31, 2020	1,397	7.53	1,397	—
June 30, 2020 (3)	1,384	7.51	1,384	—
Total	4,685	$7.52	4,685	—

(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in June 2020 are considered redeemed on July 1, 2020 and are not included in the table above.

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

The current suitability standards require that Class E stockholders participating in the DRP other than investors in Arizona, California, Ohio and Oregon have either:

●	a net worth (exclusive of home, home furnishings and automobiles) of $150,000 or more; or
●	a net worth (exclusive of home, home furnishings and automobiles) of at least $45,000 and had during the last tax year, or estimate that such investor will have during the current tax year, a minimum of $45,000 annual gross income.

The current suitability standards require that Class E stockholders participating in the DRP in Arizona, California, Ohio and Oregon have either:

●	a net worth (exclusive of home, home furnishings and automobiles) of $250,000 or more; or
●	a net worth (exclusive of home, home furnishings and automobiles) of at least $70,000 and had during the last tax year, or estimate that such investor will have during the current tax year, a minimum of $70,000 annual gross income.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2020.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

10.1	Amended and Restated Advisory Agreement (2020), effective as of May 1, 2020. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 8, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

Exhibit Number	Description

101.1

The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 13, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

August 13, 2020	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

August 13, 2020	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)