Form 10-Q
period 2020-09-30
Black Creek Diversified Property Fund Inc.
filed 2020-11-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 9,493,373 shares of the registrant’s Class T common stock, 22,874,214 shares of the registrant’s Class S common stock, 4,019,769 shares of the registrant’s Class D common stock, 44,622,052 shares of the registrant’s Class I common stock and 61,235,175 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2020	2019
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,777,347	$1,612,632
Debt-related investments, net	49,007	2,575
Cash and cash equivalents	16,124	97,772
Restricted cash	10,316	10,010
DST Program Loans	42,104	19,404
Other assets	41,848	35,872
Total assets	$1,936,746	$1,778,265
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$46,341	$35,226
Debt, net	855,784	846,567
Intangible lease liabilities, net	42,573	43,503
Financing obligations, net	446,048	258,814
Other liabilities	61,287	43,867
Total liabilities	1,452,033	1,227,977
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	3,791	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 62,080 shares and 66,804 shares issued and outstanding, respectively	621	668
Class T common stock, $0.01 par value—500,000 shares authorized, 9,141 shares and 5,852 shares issued and outstanding, respectively	91	59
Class S common stock, $0.01 par value—500,000 shares authorized, 22,238 shares and 20,593 shares issued and outstanding, respectively	222	206
Class D common stock, $0.01 par value—500,000 shares authorized, 3,919 shares and 3,499 shares issued and outstanding, respectively	39	35
Class I common stock, $0.01 par value—500,000 shares authorized, 44,430 shares and 43,732 shares issued and outstanding, respectively	444	437
Additional paid-in capital	1,261,886	1,257,147
Distributions in excess of earnings	(833,598)	(775,259)
Accumulated other comprehensive loss	(30,227)	(14,662)
Total stockholders’ equity	399,478	468,631
Noncontrolling interests	81,444	81,657
Total equity	480,922	550,288
Total liabilities and equity	$1,936,746	$1,778,265

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues:
Rental revenues	$44,129	$44,195	$132,995	$139,651
Debt-related income	981	35	1,181	193
Total revenues	45,110	44,230	134,176	139,844
Operating expenses:
Rental expenses	15,881	15,360	45,792	45,645
Real estate-related depreciation and amortization	15,649	14,473	44,558	43,461
General and administrative expenses	2,217	2,181	6,611	6,325
Advisory fees, related party	5,543	3,523	16,009	9,887
Litigation expense	2,500	—	2,500	—
Impairment of real estate property	—	113	—	113
Total operating expenses	41,790	35,650	115,470	105,431
Other expenses (income):
Interest expense	15,290	11,764	42,930	37,074
Gain on sale of real estate property	—	(10,890)	(2,192)	(96,530)
Gain on extinguishment of debt and financing commitments, net	—	—	—	(1,002)
Other income	(262)	(131)	(619)	(156)
Total other expenses (income)	15,028	743	40,119	(60,614)
Net (loss) income	(11,708)	7,837	(21,413)	95,027
Net loss attributable to redeemable noncontrolling interests	39	—	71	—
Net loss (income) attributable to noncontrolling interests	839	(546)	1,515	(6,735)
Net (loss) income attributable to common stockholders	$(10,830)	$7,291	$(19,827)	$88,292
Weighted-average shares outstanding—basic	141,682	138,063	142,216	135,877
Weighted-average shares outstanding—diluted	153,166	148,423	153,665	146,299
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.08)	$0.05	$(0.14)	$0.65

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income	$(11,708)	$7,837	$(21,413)	$95,027
Net unrealized loss from available-for-sale securities	—	(100)	—	(100)
Change from cash flow hedging derivatives	2,278	(3,900)	(16,874)	(19,388)
Comprehensive (loss) income	(9,430)	3,837	(38,287)	75,539
Comprehensive loss attributable to redeemable noncontrolling interests	31	—	126	—
Comprehensive loss (income) attributable to noncontrolling interests	678	(222)	2,769	(5,294)
Comprehensive (loss) income attributable to common stockholders	$(8,721)	$3,615	$(35,392)	$70,245

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	136,993	$1,370	$1,237,758	$(811,530)	$(13,849)	$79,582	$493,331
Net income	—	—	—	7,291	—	546	7,837
Net unrealized loss from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized loss from derivative instruments	—	—	—	—	(3,576)	(324)	(3,900)
Issuance of common stock, net of offering costs	5,268	53	35,306	—	—	—	35,359
Share-based compensation, net of forfeitures	4	—	32	—	—	—	32
Redemptions of common stock	(3,670)	(37)	(26,779)	—	—	—	(26,816)
Amortization of share-based compensation	—	—	116	—	—	—	116
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(12,572)	—	(971)	(13,543)
Redemptions of noncontrolling interests	—	—	(370)	—	—	(208)	(578)
Balance as of September 30, 2019	138,595	$1,386	$1,246,063	$(816,811)	$(17,525)	$78,625	$491,738
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	141,775	$1,418	$1,263,091	$(809,999)	$(32,336)	$83,166	$505,340
Net loss (excluding $39 attributable to redeemable noncontrolling interest)	—	—	—	(10,830)	—	(839)	(11,669)
Unrealized gain from derivative instruments (excluding $8 attributable to redeemable noncontrolling interest)	—	—	—	—	2,109	161	2,270
Issuance of common stock, net of offering costs	2,835	27	19,862	—	—	—	19,889
Share-based compensation, net of forfeitures	4	—	32	—	—	—	32
Redemptions of common stock	(2,806)	(28)	(21,025)	—	—	—	(21,053)
Amortization of share-based compensation	—	—	21	—	—	—	21
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(12,769)	—	(1,029)	(13,798)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(88)	—	—	—	(88)
Redemptions of noncontrolling interests	—	—	(7)	—	—	(15)	(22)
Balance as of September 30, 2020	141,808	$1,417	$1,261,886	$(833,598)	$(30,227)	$81,444	$480,922
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	88,292	—	6,735	95,027
Net unrealized loss from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized loss from derivative instruments	—	—	—	—	(17,947)	(1,441)	(19,388)
Issuance of common stock, net of offering costs	18,920	189	128,810	—	—	—	128,999
Share-based compensation, net of forfeitures	86	1	636	—	—	—	637
Redemptions of common stock	(11,263)	(113)	(82,653)	—	—	` —	(82,766)
Amortization of share-based compensation	—	—	(248)	—	—	—	(248)
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(37,254)	—	(2,938)	(40,192)
Redemptions of noncontrolling interests	—	—	(218)	—	—	(1,026)	(1,244)
Balance as of September 30, 2019	138,595	$1,386	$1,246,063	$(816,811)	$(17,525)	$78,625	$491,738
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288
Net loss (excluding $71 attributable to redeemable noncontrolling interest)	—	—	—	(19,827)	—	(1,515)	(21,342)
Unrealized loss from derivative instruments (excluding $55 attributable to redeemable noncontrolling interest)	—	—	—	—	(15,565)	(1,254)	(16,819)
Issuance of common stock, net of offering costs	12,916	128	92,222	—	—	—	92,350
Share-based compensation, net of forfeitures	20	—	150	—	—	—	150
Redemptions of common stock	(11,608)	(116)	(86,949)	—	—	—	(87,065)
Amortization of share-based compensation	—	—	58	—	—	—	58
Issuances of OP Units for DST Interests	—	—	—	—	—	11,233	11,233
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(38,512)	—	(3,079)	(41,591)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(281)	—	—	—	(281)
Redemptions of noncontrolling interests	—	—	(461)	—	—	(5,598)	(6,059)
Balance as of September 30, 2020	141,808	$1,417	$1,261,886	$(833,598)	$(30,227)	$81,444	$480,922

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Operating activities:
Net (loss) income	$(21,413)	$95,027
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	44,558	43,461
Straight-line rent and amortization of above- and below-market leases	(6,177)	(10,252)
Gain on sale of real estate property	(2,192)	(96,530)
Impairment of real estate property	—	113
Gain on extinguishment of debt and financing commitments, net	—	(1,002)
Other	9,220	6,321
Changes in operating assets and liabilities	4,851	(1,485)
Net cash provided by operating activities	28,847	35,653
Investing activities:
Real estate acquisitions	(162,114)	(257,506)
Capital expenditures	(28,659)	(34,963)
Proceeds from disposition of real estate property	2,752	177,997
Principal collections on debt-related investments	129	8,062
Investment in debt related investments	(45,539)	—
Other	(3,355)	(4,624)
Net cash used in investing activities	(236,786)	(111,034)
Financing activities:
Repayments of mortgage notes	(2,223)	(34,401)
Net repayments of line of credit	—	(58,000)
Proceeds from term loan	—	50,000
Redemptions of common stock	(87,065)	(82,766)
Distributions on common stock	(22,527)	(21,737)
Proceeds from issuance of common stock	81,932	125,375
Proceeds from financing obligations	179,592	139,109
Offering costs for issuance of common stock and private placements	(7,331)	(8,524)
Distributions to noncontrolling interest holders	(3,189)	(2,938)
Redemption of OP Unit holder interests	(6,059)	(1,244)
Other	(6,533)	(9,434)
Net cash provided by financing activities	126,597	95,440
Net (decrease) increase in cash, cash equivalents and restricted cash	(81,342)	20,059
Cash, cash equivalents and restricted cash, at beginning of period	107,782	17,038
Cash, cash equivalents and restricted cash, at end of period	$26,440	$37,097

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We plan to adopt ASU 2020-06 when it becomes effective for the Company, as of the reporting period beginning January 1, 2021. Our initial analysis indicates that the adoption of this standard will not have a material effect on our condensed consolidated financial statements.

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

In April 2020, the FASB issued a Staff Question-and-Answer to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under the new lease standard, which we adopted on January 1, 2019. The guidance did not have a material effect on the Company’s condensed consolidated financial statements. However, its future impact to the Company is dependent upon the extent of lease concessions granted to customers as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions. It is not possible at this time to accurately project the nature or extent of any such possible future concessions.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We must make estimates as to collectability of our accounts receivable related to rental income and straight-line rent. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of COVID-19 on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of September 30, 2020, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the condensed consolidated financial statements. The allowance for doubtful accounts as of September 30, 2020 and December 31, 2019 was approximately $1.0 million and $0.8 million, respectively.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties.

	As of
(in thousands)	September 30, 2020	December 31, 2019
Land	$449,812	$418,037
Buildings and improvements	1,535,621	1,375,192
Intangible lease assets	281,275	264,121
Investment in real estate properties	2,266,708	2,057,350
Accumulated depreciation and amortization	(489,361)	(444,718)
Net investment in real estate properties	$1,777,347	$1,612,632

Acquisitions

During the nine months ended September 30, 2020, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Village at Lee Branch	Retail	1/29/2020	$41,665
Railhead DC (2)	Industrial	2/4/2020	19,295
Tri-County DC II B	Industrial	2/14/2020	2,884
Sterling IC	Industrial	3/25/2020	5,118
Clayton Commerce Center	Industrial	6/26/2020	59,289
Bay Area Commerce Center	Industrial	8/27/2020	48,807
Total acquisitions			$177,058

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
(2)	Includes debt assumed at fair value as of the acquisition date of $9.8 million, with a principal amount of $9.2 million.

During the nine months ended September 30, 2020, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Nine Months Ended
($ in thousands)	September 30, 2020
Land	$32,547
Building	128,946
Intangible lease assets	15,510
Above-market lease assets	1,835
Below-market lease liabilities	(1,780)
Total purchase price (1)	$177,058

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2020, as of the respective date of each acquisition, was 10.2 years.

Dispositions

During the nine months ended September 30, 2020, we sold one retail outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.

During the nine months ended September 30, 2019, we sold three office properties, one retail property and two retail outparcels for net proceeds of approximately $178.0 million, which is net of the property-related debt repayment described in Note 4. We recorded a net gain on sale of approximately $96.5 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2020 and December 31, 2019 include the following:

	As of September 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$258,021	$(210,595)	$47,426	$242,704	$(200,623)	$42,081
Above-market lease assets	23,254	(21,134)	2,120	21,417	(20,859)	558
Below-market lease liabilities	(81,403)	38,830	(42,573)	(80,002)	36,499	(43,503)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,322	$855	$3,947	$7,763
Above-market lease amortization	(157)	(125)	(275)	(657)
Below-market lease amortization	781	986	2,505	3,146
Real estate-related depreciation and amortization:
Depreciation expense	$12,406	$10,416	$34,660	$31,036
Intangible lease asset amortization	3,243	4,057	9,898	12,425

4. DEBT

A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2020	2019	Current Maturity Date	2020	2019
Line of credit (1)	1.55%	3.16%	January 2023	$—	$—
Term loan (2)	3.27	3.04	January 2024	325,000	325,000
Term loan (3)	3.29	3.29	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.53	3.52	September 2021 - December 2029	207,877	200,857
Floating-rate mortgage note (5)	2.40	4.01	January 2021	127,000	127,000
Total principal amount / weighted-average (6)	3.21%	3.36%		$859,877	$852,857
Less: unamortized debt issuance costs				$(4,768)	$(6,535)
Add: mark-to-market adjustment on assumed debt				675	245
Total debt, net				$855,784	$846,567
Gross book value of properties encumbered by debt				$563,755	$535,196

(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of September 30, 2020, the unused and available portions under the line of credit were approximately $450.0 million and $219.5 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of September 30, 2020. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of September 30, 2020. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.
(4)	The amount outstanding as of September 30, 2020 includes a $50.1 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.
(5)	The effective interest rate is calculated based on LIBOR plus a margin of 2.25%. As of September 30, 2020, and December 31, 2019, our floating-rate mortgage note was subject to a weighted-average interest rate spread of 2.25% and 2.25%, respectively.
(6)	The weighted-average remaining term of our borrowings was approximately 2.8 years as of September 30, 2020, excluding the impact of certain extension options.

As of September 30, 2020, the principal payments due on our outstanding debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2020	$—	$—	$776	$776
2021 (1)	—	—	138,917	138,917
2022 (2)	—	200,000	2,780	202,780
2023 (3)	—	—	48,799	48,799
2024	—	325,000	2,172	327,172
Thereafter	—	—	141,433	141,433
Total principal payments	$—	$525,000	$334,877	$859,877

(1)	Includes a $127.0 million floating-rate mortgage note with a maturity date of January 2021. The mortgage note may still be extended an additional one year, subject to certain conditions.
(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.
(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

As of September 30 2020, our line of credit, term loans and a $50.1 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2020.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $10.1 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of September 30, 2020
Interest rate swaps	14	$550,143	$—	$29,934
Interest rate caps	1	127,000	—	—
Total derivative instruments	15	$677,143	$—	$29,934
As of December 31, 2019
Interest rate swaps (1)	14	$601,005	$288	$13,308
Interest rate caps	1	146,600	—	—
Total derivative instruments	15	$747,605	$288	$13,308

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that became effective in January 2020 and three interest rate swaps with a combined notional of $150.0 million that expired in January 2020.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Derivative instruments designated as cash flow hedges:
Loss recognized in AOCI	$(292)	$(3,438)	$(22,022)	$(16,461)
Amount reclassified from AOCI into interest expense	2,570	(462)	5,148	(1,553)
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	—	—	—	(1,374)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	15,290	11,764	42,930	37,074
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	$(1)	$—	$(13)	$(25)

5. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). During the nine months ended September 30, 2020, we sold approximately $202.3 million in gross interests related to the DST Program and incurred rent obligations of approximately $13.7 million under our master lease agreements with investors who are participating in the DST Program. Additionally, during 2020, 1.5 million OP Units were issued for beneficial interests for a net investment of $11.3 million in accordance with our UPREIT structure.

In order to facilitate additional capital raise through the DST Program, we may offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of September 30, 2020, we have made approximately $42.1 million in DST Program Loans to partially finance the sale of DST Interests in the DST Program. Of the $202.3 million of gross interests sold during the nine months ended September 30, 2020, $22.7 million were financed by DST Program Loans. We include our investments in DST Program Loans separately on our consolidated balance sheets in the “DST Program Loans” line item and we include income earned from DST Program Loans in “other income” on our statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

6. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2020
Assets:
Derivative instruments	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
Liabilities:
Derivative instruments	$—	$29,934	$—	$29,934
Total liabilities measured at fair value	$—	$29,934	$—	$29,934
As of December 31, 2019
Assets:
Derivative instruments	$—	$288	$—	$288
Total assets measured at fair value	$—	$288	$—	$288
Liabilities:
Derivative instruments	$—	$13,308	$—	$13,308
Total liabilities measured at fair value	$—	$13,308	$—	$13,308

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

Nonrecurring Fair Value Measurements

As of September 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$49,329	$48,969	$2,578	$2,604
DST Program Loans	42,104	42,104	19,404	19,404
Liabilities:
Line of credit	$—	$—	$—	$—
Term loans	525,000	518,942	525,000	525,000
Mortgage notes	334,877	333,124	327,857	326,447

(1)	The carrying value reflects the principal amount outstanding.

7. STOCKHOLDERS’ EQUITY

Public Offering

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the nine months ended September 30, 2020, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$25,769	$23,400	$3,800	$28,963	$—	$81,932
DRIP	991	2,650	512	6,030	5,789	15,972
Total offering	$26,760	$26,050	$4,312	$34,993	$5,789	$97,904
Number of shares sold:
Primary offering	3,322	3,083	508	3,869	—	10,782
DRIP	132	353	69	804	776	2,134
Total offering	3,454	3,436	577	4,673	776	12,916

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	3,902	17,590	3,080	40,498	71,923	136,993
Issuance of common stock:
Primary shares	668	1,932	292	1,658	—	4,550
Distribution reinvestment plan	19	104	20	280	295	718
Share-based compensation	—	—	-	4	—	4
Redemptions of common stock	(25)	(108)	(62)	(351)	(3,124)	(3,670)
Balance as September 30, 2019	4,564	19,518	3,330	42,089	69,094	138,595
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	8,510	21,870	3,783	44,311	63,301	141,775
Issuance of common stock:
Primary shares	602	668	151	709	—	2,130
Distribution reinvestment plan	51	119	23	262	250	705
Share-based compensation	—	—	—	4	—	4
Redemptions of common stock	(22)	(419)	(38)	(856)	(1,471)	(2,806)
Balance as of September 30, 2020	9,141	22,238	3,919	44,430	62,080	141,808
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	2,032	8,870	806	5,132	—	16,840
Distribution reinvestment plan	59	255	59	792	915	2,080
Share-based compensation	—	—	—	86	—	86
Redemptions of common stock	(310)	(123)	(313)	(1,306)	(9,211)	(11,263)
Balance as of September 30, 2019	4,564	19,518	3,330	42,089	69,094	138,595
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	3,322	3,083	508	3,869	—	10,782
Distribution reinvestment plan	132	353	69	804	776	2,134
Share-based compensation	—	—	—	20	—	20
Redemptions of common stock	(165)	(1,791)	(157)	(3,995)	(5,500)	(11,608)
Balance as of September 30, 2020	9,141	22,238	3,919	44,430	62,080	141,808

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Distributions
2020
March 31	$0.09375	$7,533	$1,721	$5,360	$14,614
June 30	0.09375	7,539	1,611	5,316	14,466
September 30	0.09375	7,482	1,592	5,282	14,356
Total	$0.28125	$22,554	$4,924	$15,958	$43,436
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
June 30	0.09375	7,303	1,312	5,180	13,795
September 30	0.09375	7,302	1,351	5,270	13,923
December 31	0.09375	7,412	1,396	5,294	14,102
Total	$0.37500	$29,215	$5,303	$20,741	$55,259

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.
(2)	Includes other cash distributions consisting of (i) distributions paid to holders of partnership units (“OP Units”) in Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”); and (ii) ongoing distribution fees paid to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to certain classes of our shares. See “Note 8” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2020	2019
Number of shares requested for redemption or repurchase	11,608	11,263
Number of shares redeemed or repurchased	11,608	11,263
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.50	$7.35

8. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The following table summarizes the fees and expenses incurred by us in connection with offering and operation services provided by Black Creek Diversified Property Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager, and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Upfront selling commissions (1)	$226	$449	$1,216	$1,556	$—	$—
Ongoing distribution fees (1)	515	379	1,482	964	171	147
Advisory fees - fixed component	3,181	3,008	9,597	8,808	891	998
Advisory fees—performance component	1,333	—	3,343	—	3,343	3,776
Other expense reimbursements—Advisor	2,691	2,636	7,271	7,399	1,590	2,240
Other expense reimbursements—Dealer Manager	3	135	213	496	—	—
DST Program advisory fees	1,029	515	3,069	1,079	407	247
DST Program selling commissions (1)	425	588	2,300	1,969	—	—
DST Program dealer manager fees (1)	122	78	744	311	—	—
DST Program other reimbursements—Dealer Manager	42	237	218	609	—	—
DST Program facilitation and loan origination fees	515	815	3,084	2,122	—	—
Total	$10,082	$8,840	$32,537	$25,313	$6,402	$7,408

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.

9. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net (loss) income attributable to common stockholders—basic	$(10,830)	$7,291	$(19,827)	$88,292
Net loss attributable to redeemable OP Units	(39)	—	(71)	—
Net (loss) income attributable to OP Units	(839)	546	(1,515)	6,735
Net (loss) income attributable to common stockholders—diluted	$(11,708)	$7,837	$(21,413)	$95,027
Weighted-average shares outstanding—basic	141,682	138,063	142,216	135,877
Incremental weighted-average shares effect of conversion of OP Units	11,484	10,360	11,449	10,422
Weighted-average shares outstanding—diluted	153,166	148,423	153,665	146,299
Net (loss) income per share attributable to common stockholders:
Basic	$(0.08)	$0.05	$(0.14)	$0.65
Diluted	$(0.08)	$0.05	$(0.14)	$0.65

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2020	2019
Distributions reinvested in common stock	$15,972	$15,310
Change in accrued future ongoing distribution fees	335	5,415
Repayment of property-level loans upon disposition of real estate property	—	83,140
Increase in DST Program Loans receivable through DST Program capital raising	22,700	12,358
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	3,776	—
Redemption value allocation adjustment to redeemable noncontrolling interest	281	—
Mortgage notes assumed on real estate acquisitions at fair value	9,834	—
Issuances of OP Units for DST Interests	11,240	—

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30,
(in thousands)	2020	2019
Beginning of period:
Cash and cash equivalents	$97,772	$10,008
Restricted cash	10,010	7,030
Cash, cash equivalents and restricted cash	$107,782	$17,038
End of period:
Cash and cash equivalents	$16,124	$26,372
Restricted cash	10,316	10,725
Cash, cash equivalents and restricted cash	$26,440	$37,097

11. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (COVID-19) pandemic. A number of our customers previously announced temporary closures of their stores and requested rent deferral or rent abatement during this pandemic. The outbreak has triggered a period of global economic slowdown.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While COVID-19 did not have a material effect on our condensed consolidated financial statements, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others

12. COMMITMENTS AND CONTINGENCIES

During the third quarter of 2020, we recorded an expense of $2.5 million associated with litigation on our condensed consolidated statements of operations and an accrued liability equal to the same amount within the other liabilities section of the condensed consolidated balance sheet as of September 30, 2020.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2020.

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

The following table reflects our total assets by business segment as of September 30, 2020 and December 31, 2019:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Assets:
Office properties	$461,993	$458,583
Retail properties	689,395	652,707
Multi-family properties	287,035	293,498
Industrial properties	338,924	207,844
Corporate	159,399	165,633
Total assets	$1,936,746	$1,778,265

The following table sets forth the financial results by segment for the three and nine months ended September 30, 2020 and 2019:

(in thousands)	Office	Retail	Multi-family	Industrial	Consolidated
For the Three Months Ended September 30, 2020
Rental revenues	$16,237	$17,310	$4,351	$6,231	$44,129
Rental expenses	(7,748)	(4,535)	(2,282)	(1,316)	(15,881)
Net operating income	$8,489	$12,775	$2,069	$4,915	$28,248
Real estate-related depreciation and amortization	$4,851	$5,309	$2,234	$3,255	$15,649
For the Three Months Ended September 30, 2019
Rental revenues	$20,470	$17,422	$2,945	$3,358	$44,195
Rental expenses	(8,916)	(4,323)	(1,441)	(680)	(15,360)
Net operating income	$11,554	$13,099	$1,504	$2,678	$28,835
Real estate-related depreciation and amortization	$6,281	$4,547	$2,008	$1,637	$14,473
For the Nine Months Ended September 30, 2020
Rental revenues	$48,988	$53,053	$14,591	$16,363	$132,995
Rental expenses	(23,061)	(12,561)	(6,638)	(3,532)	(45,792)
Net operating income	$25,927	$40,492	$7,953	$12,831	$87,203
Real estate-related depreciation and amortization	$14,676	$14,867	$6,560	$8,455	$44,558
For the Nine Months Ended September 30, 2019
Rental revenues	$74,383	$52,938	$2,945	$9,385	$139,651
Rental expenses	(29,174)	(12,986)	(1,441)	(2,044)	(45,645)
Net operating income	$45,209	$39,952	$1,504	$7,341	$94,006
Real estate-related depreciation and amortization	$21,268	$15,606	$2,008	$4,579	$43,461

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(10,830)	$7,291	$(19,827)	$88,292
Debt-related income	(981)	(35)	(1,181)	(193)
Real estate-related depreciation and amortization	15,649	14,473	44,558	43,461
General and administrative expenses	2,217	2,181	6,611	6,325
Advisory fees, related party	5,543	3,523	16,009	9,887
Litigation expense	2,500	—	2,500	—
Impairment of real estate property	—	113	—	113
Other income	(262)	(131)	(619)	(156)
Interest expense	15,290	11,764	42,930	37,074
Gain on sale of real estate property	—	(10,890)	(2,192)	(96,530)
Gain on extinguishment of debt and financing commitments, net	—	—	—	(1,002)
Net loss attributable to redeemable noncontrolling interests	(39)	—	(71)	—
Net (loss) income attributable to noncontrolling interests	(839)	546	(1,515)	6,735
Net operating income	$28,248	$28,835	$87,203	$94,006

14. SUBSEQUENT EVENTS

Acquisitions of Real Property

Subsequent to September 30, 2020 we acquired (excluding properties related to our DST Program) one industrial property located in Louisville, Kentucky, and one multi-family property located in Davie, Florida for a total aggregate purchase price of approximately $97.7 million.

Disposition of Real Property

On October 20, 2020, we sold to an unrelated third party a retail property located in Mansfield, Massachusetts (“Mansfield”) for a gross sale price of approximately $25.0 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $15.2 million.

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

OVERVIEW

General

Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2020, our real property portfolio consisted of 53 properties, which includes 10 properties that are part of the DST Program (as defined below), totaling approximately 10.3 million square feet located in 22 markets throughout the U.S.

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

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the nine months ended September 30, 2020, we raised $81.9 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $16.0 million from the sale of common stock under our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. During the nine months ended September 30, 2020, we sold $202.3 million of gross interests related to the DST Program, $22.7 million of which were financed by DST Program Loans. See “Note 4 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real property portfolio by segment as of September 30, 2020:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	8	9	2,082	20.1%	$32.12	81.1%	$749,850	31.6%
Retail properties	8	27	3,125	30.2	18.80	93.5	928,400	39.2
Multi-family properties	3	3	886	8.6	24.35	88.8	308,400	13.0
Industrial properties	12	14	4,247	41.1	4.86	98.2	382,800	16.2
Total real property portfolio	22	53	10,340	100.0%	$15.33	92.5%	$2,369,450	100.0%

(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of September 30, 2020.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S., Inc., a third-party valuation firm, to serve as our independent valuation advisor (‘‘Altus Group’’ or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although the Independent Valuation Advisor or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real property assets are determined by the Independent Valuation Advisor and real estate-related assets and other assets and liabilities are determined by the applicable pricing source. With respect to the valuation of our real property assets, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. All parties engaged by us in connection with the calculation of our NAV, including Altus Group, ALPS Fund Services Inc. (“ALPS”) and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Advisor or ALPS. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by the Independent Valuation Advisor.

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

As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in our operating partnership (“OP Units”), which may be held directly or indirectly by the Advisor, the Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2020 and December 31, 2019:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Investments in office properties	$749,850	$727,450
Investments in retail properties	928,400	866,400
Investments in multi-family properties	308,400	301,850
Investments in industrial properties	382,800	234,450
Total investment in real estate properties	2,369,450	2,130,150
Debt-related investments	48,969	2,603
DST Program Loans	42,104	19,404
Total investments	2,460,523	2,152,157
Cash and cash equivalents	16,124	97,280
Restricted cash	10,316	10,010
Other assets	29,578	28,049
Line of credit, term loans and mortgage notes	(859,877)	(852,857)
Financing obligations associated with our DST Program	(450,128)	(262,692)
Other liabilities	(48,442)	(37,130)
Accrued performance-based fee	(3,343)	(3,776)
Accrued advisory fees	(1,470)	(1,256)
Aggregate Fund NAV	$1,153,281	$1,129,785
Total Fund Interests outstanding	153,292	150,766

The following table sets forth the NAV per Fund Interest as of September 30, 2020:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,153,281	$68,775	$167,303	$29,487	$334,263	$467,055	$86,398
Fund Interests outstanding	153,292	9,141	22,238	3,919	44,430	62,080	11,484
NAV Per Fund Interest	$7.52	$7.52	$7.52	$7.52	$7.52	$7.52	$7.52

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

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our Dealer Manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of September 30, 2020, we estimated approximately $14.8 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real property as of September 30, 2020 were provided by the Independent Valuation Advisor in accordance with our valuation procedures. The aggregate real property valuation of $2.37 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.19 billion, representing an increase of approximately $180.0 million, or 8.2%. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Multi-family	Industrial	Average Basis
Exit capitalization rate	6.31%	6.26%	5.40%	5.68%	6.07%
Discount rate / internal rate of return	6.97%	6.75%	6.31%	6.47%	6.72%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

	Hypothetical					Weighted-
Input	Change	Office	Retail	Multi-family	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.00%	2.51%	3.02%	3.09%	2.83%
	0.25% increase	(2.77)%	(2.32)%	(2.75)%	(2.82)%	(2.60)%
Discount rate (weighted-average)	0.25% decrease	2.11%	1.92%	1.96%	1.99%	1.99%
	0.25% increase	(2.06)%	(1.87)%	(1.91)%	(1.94)%	(1.95)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2020 was $22.1 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $22.1 million, or $0.14 per share, as of September 30, 2020. As of September 30, 2020, we classified all of our debt as intended to be held to maturity.

Performance

Our NAV increased from $7.49 per share as of December 31, 2019 to $7.52 per share as of September 30, 2020. The increase in NAV was primarily driven by performance of our real property portfolio, including one retail outparcel disposition for net proceeds of approximately $2.8 million, which resulted in an increase to NAV, as well as the acquisition of over $221 million of investments, primarily in the industrial sector, which have been accretive to portfolio returns. Also included within these returns are numerous valuation adjustments that were made since the onset of COVID-19 within the U.S. to account for lower than normal rent collections due to COVID-19, many of which have been deferred until 2021, as well as reduced rent growth and/or delayed lease-up assumptions for certain of our real properties.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of September 30, 2020) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.11)%	0.06%	3.07%	3.39%	3.73%	5.28%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.90)%	(0.49)%	1.72%	2.94%	3.46%	5.10%
Difference	(0.21)%	0.55%	1.35%	0.45%	0.27%	0.18%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.32%	3.56%	6.68%	4.58%	4.37%	5.67%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.53%	2.99%	5.28%	4.13%	4.09%	5.49%
Difference	(0.21)%	0.57%	1.40%	0.45%	0.28%	0.18%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.11)%	0.06%	3.07%	3.39%	3.73%	5.28%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.90)%	(0.49)%	1.72%	2.94%	3.46%	5.10%
Difference	(0.21)%	0.55%	1.35%	0.45%	0.27%	0.18%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.32%	3.56%	6.68%	4.58%	4.37%	5.67%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.53%	2.99%	5.28%	4.13%	4.09%	5.49%
Difference	(0.21)%	0.57%	1.40%	0.45%	0.28%	0.18%

Class D Share Total Return (3)	1.47%	4.02%	7.32%	5.21%	4.95%	6.23%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.68%	3.46%	5.91%	4.75%	4.68%	6.05%
Difference	(0.21)%	0.56%	1.41%	0.46%	0.27%	0.18%

Class I Share Total Return (3)	1.54%	4.22%	7.58%	5.47%	5.31%	6.66%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.75%	3.65%	6.18%	5.01%	5.04%	6.48%
Difference	(0.21)%	0.57%	1.40%	0.46%	0.27%	0.18%

Class E Share Return Total Return (3)	1.54%	4.22%	7.58%	5.47%	5.35%	6.72%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.75%	3.65%	6.18%	5.01%	5.08%	6.54%
Difference	(0.21)%	0.57%	1.40%	0.46%	0.27%	0.18%

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

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, student housing, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. This, coupled with various government stimulus efforts designed to help smaller businesses in this environment, should help us recover a significant portion of near-term deferred rent. We can provide no assurances that we will be able to continue to collect rent at the same level that we did prior to the pandemic. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

Since mid-March, our Independent Valuation Advisor has made certain factual and market based COVID-19 related adjustments to the property valuations of our portfolio, which are reflected in our NAV.  Altus Group, our Independent Valuation Advisor, is responsible for overseeing the valuation of over $500 billion of institutional real estate throughout the U.S. We believe these COVID-19 related adjustments such as rent deferment, lengthened lease-up assumptions, reduced market rent growth rates and increased credit loss projections are consistent with the current risk to our portfolio as a result of impacts of COVID-19. Despite dramatic shifts in the economy and certain COVID-19 related impacts to our portfolio, our NAV as of September 30, 2020 is $7.52 per share, up from $7.49 per share as of December 31, 2019.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and multifamily sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, in the third quarter we acquired a newly constructed, class A industrial building located in the San Francisco Bay Area for $48.5 million, increasing our industrial allocation from 11.0% as of December 31, 2019 to 16.2% as of September 30, 2020.

Q3 rent collections for our industrial and multi-family properties to date are 99.0% and 98.5%, respectively. Rent collections for office have also been strong at 98.8% driven by the relatively long-term nature of our office leases and strong operating history of our customers. To date, Q3 rent collections for retail are 95.6%, largely due to rent deferral agreements that we executed with certain otherwise successful customers which require abated rent to be repaid over 2021. As previously mentioned, we have restructured certain leases and may restructure additional leases to provide temporary rent relief needed by certain customers. We have executed forbearance agreements with approximately 1.5% of our customers (based on third quarter gross rent). After accounting for such agreements, we received or deferred 99.1% of our rent originally payable for the third quarter of 2020, and 97.2% of our contractual rent for October as of November 4, 2020. In addition, with less than 10% of our total portfolio rent coming from non-essential retail customers, our sector diversification and balance sheet strength have positioned us well to weather these short-term cash flow disruptions. We are pleased to report that all of our retail customers were open for business as of the end of Q3 and we are encouraged by the increases in visitor traffic at our retail centers that we have seen over the past six months since our COVID-19 shutdown low in mid-April, even with the recent surge of new COVID-19 cases. In addition, while the market is seeing a rise in retailer bankruptcies, we are pleased to report that less than 0.39% of our total portfolio rent payable is associated with customers who have filed for bankruptcy.

RESULTS OF OPERATIONS

Summary of 2020 Activities

During the nine months ended September 30, 2020, we completed the following activities:

●	We acquired five industrial properties comprising 1.3 million square feet for an aggregate contractual purchase price of approximately $135.5 million. Additionally, we acquired one retail property comprising 0.2 million square feet for an aggregate contractual purchase price of approximately $41.6 million and we purchased a senior mortgage loan debt investment for $44.7 million.
●	We sold one retail outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.
●	We leased approximately 795,000 square feet, which included 131,000 square feet of new leases and 664,000 square feet of renewals. We are currently 92.5% leased as of September 30, 2020, as compared to 93.6% as of December 31, 2019.
●	We decreased our leverage ratio from 40.0% as of December 31, 2019, to 35.6% as of September 30, 2020. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings divided by the fair value of our real property and debt-related investments (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (outstanding principal balance of our borrowings less cash and cash equivalents, divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures)) our leverage ratio decreased from 35.4% as of December 31, 2019, to 34.9% as of September 30, 2020.
●	We raised $81.9 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $16.0 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $202.3 million of gross capital through private placement offerings by selling DST Interests, which excludes $22.7 million of DST Program Loans.
●	We redeemed 11.6 million shares of common stock at a weighted-average purchase price of $7.50 per share for an aggregate amount of $87.1 million.

Results for the Three and Nine Months Ended September 30, 2020 Compared to the Same Periods in 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three-month periods presented below includes 42 properties totaling 7.1 million square feet owned as of July 1, 2019, which portfolio represented 68.4% of total rentable square feet as of September 30, 2020. The same store operating portfolio for the nine-month periods presented below includes 40 properties totaling approximately 6.6 million square feet owned as of January 1, 2019, which portfolio represented 63.9% of total rentable square feet as of September 30, 2020.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands, except per square foot data)	2020	2019	$	%	2020	2019	$	%
Rental revenues:
Same store properties	$36,113	$37,657	$(1,544)	(4.1)%	$107,766	$112,434	$(4,668)	(4.2)%
Non-same store properties	8,016	6,538	1,478	22.6	25,229	27,217	(1,988)	(7.3)
Total rental revenues	44,129	44,195	(66)	(0.1)	132,995	139,651	(6,656)	(4.8)
Rental expenses:
Same store properties	(12,768)	(12,477)	(291)	(2.3)	(36,501)	(36,852)	351	1.0
Non-same store properties	(3,113)	(2,883)	(230)	(8.0)	(9,291)	(8,793)	(498)	(5.7)
Total rental expenses	(15,881)	(15,360)	(521)	(3.4)	(45,792)	(45,645)	(147)	(0.3)
Net operating income:
Same store properties	23,345	25,180	(1,835)	(7.3)	71,265	75,582	(4,317)	(5.7)
Non-same store properties	4,903	3,655	1,248	34.1	15,938	18,424	(2,486)	(13.5)
Total net operating income	28,248	28,835	(587)	(2.0)	87,203	94,006	(6,803)	(7.2)
Other income and (expenses):
Debt-related income	981	35	946	NM	1,181	193	988	NM
Real estate-related depreciation and amortization	(15,649)	(14,473)	(1,176)	(8.1)	(44,558)	(43,461)	(1,097)	(2.5)
General and administrative expenses	(2,217)	(2,181)	(36)	(1.7)	(6,611)	(6,325)	(286)	(4.5)
Advisory fees, related party	(5,543)	(3,523)	(2,020)	(57.3)	(16,009)	(9,887)	(6,122)	(61.9)
Litigation expense	(2,500)	—	(2,500)	—	(2,500)	—	(2,500)	—
Impairment of real estate property	—	(113)	113	100.0	—	(113)	113	100.0
Interest expense	(15,290)	(11,764)	(3,526)	(30.0)	(42,930)	(37,074)	(5,856)	(15.8)
Gain on sale of real estate property	—	10,890	(10,890)	(100.0)	2,192	96,530	(94,338)	(97.7)
Gain on extinguishment of debt and financing commitments, net	—	—	—	—	—	1,002	(1,002)	(100.0)
Other income	262	131	131	100.0	619	156	463	NM
Total other (expenses) income	(39,956)	(20,998)	(18,958)	(90.3)	(108,616)	1,021	(109,637)	NM
Net (loss) income	(11,708)	7,837	(19,545)	NM	(21,413)	95,027	(116,440)	NM
Net loss attributable to redeemable noncontrolling interests	39	—	39	—	71	—	71	—
Net loss (income) attributable to noncontrolling interests	839	(546)	1,385	NM	1,515	(6,735)	8,250	NM
Net (loss) income attributable to common stockholders	$(10,830)	$7,291	$(18,121)	NM	$(19,827)	$88,292	$(108,119)	NM
Same store supplemental data:
Same store average percentage leased	92.1%	92.6%			91.9%	91.8%
Same store average annualized base rent per square foot	$16.97	$17.35			$18.09	$18.47

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues decreased by $0.1 million and $6.7 million, respectively, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019. For the three and nine months ended September 30, 2020, same store revenues decreased $1.5 million and $4.7 million, respectively, as compared to the same periods in 2019, primarily driven by reduced occupancy at our 1300 Connecticut office property and at our Durgin retail property, as well as a lease termination in 2018 that became fully amortized in the second quarter of 2019 that resulted in an increase in rental revenues for the nine months ended September 30, 2019. The lease termination was comprised of $1.2 million of consideration received in November 2018 at our Venture Corporate Center office property, which was amortized in to rental revenues on a straight-line basis through May 2019. Non-same store revenue increased by $1.5 million for the three months ended September 30, 2020, as compared to the same period in 2019, due to acquisition activity, primarily in the industrial and multi-family segments, and decreased by $2.0 million for the nine months ended September 30, 2020, as compared to the same period in 2019, as a result of disposition activity, primarily in the retail and office segments, most notably Campus Road and 655 Montgomery which were disposed of in September 2019 and May 2019, respectively. There was also additional revenue recorded during the nine months ended September 30, 2019 related to a lease termination received in June 2018 of $14.0 million at our Campus Road Office Center property, which was amortized into rental revenues on a straight-line basis through April 2019.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(in thousands)	2020	2019	$	%	2020	2019	$	%
Rental income	$42,183	$42,479	$(296)	(0.7)%	$126,818	$129,399	$(2,581)	(2.0)%
Straight-line rent	1,322	855	467	54.6	3,947	7,763	(3,816)	(49.2)
Amortization of above- and below-market intangibles	624	861	(237)	(27.5)	2,230	2,489	(259)	(10.4)
Total rental revenues	$44,129	$44,195	$(66)	(0.1)%	$132,995	$139,651	$(6,656)	(4.8)%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three and nine months ended September 30, 2020 were generally consistent with the same periods in 2019, with minor increases in other expenses generally resulting from bad debt expense related to COVID-19 and the expenses associated with our multi-family properties, which are generally higher than for other property types.

The following table presents the various components of our rental expenses:

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
(in thousands)	2020	2019	$	%	2020	2019	$	%
Real estate taxes	$5,966	$5,907	$59	1.0%	$18,234	$17,748	$486	2.7%
Repairs and maintenance	4,030	4,528	(498)	(11.0)	11,520	14,162	(2,642)	(18.7)
Utilities	1,696	1,729	(33)	(1.9)	4,585	4,927	(342)	(6.9)
Property management fees	1,104	1,082	22	2.0	3,159	3,213	(54)	(1.7)
Insurance	483	443	40	9.0	1,360	1,115	245	22.0
Other	2,602	1,671	931	55.7	6,934	4,480	2,454	54.8
Total rental expenses	$15,881	$15,360	$521	3.4%	$45,792	$45,645	$147	0.3%

Other Income and Expenses. The net amount of other expenses increased by $19.0 million and $109.6 million, respectively, for the three and nine months ended September 30, 2020, as compared to the same periods in 2019, primarily as a result of larger gains on 2019 dispositions, an increase in advisory fees related to performance-based fees during 2020, an increase in interest expense driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program, and litigation expense incurred during 2020.

Segment Summary for the Three and Nine Months Ended September 30, 2020 Compared to the Same Periods in 2019

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
($in thousands, except per square foot data)	2020	2019	$	%	2020	2019	$	%
Rental revenues:
Office	$16,260	$17,271	$(1,011)	(5.9)%	$48,939	$52,818	$(3,879)	(7.3)%
Retail	16,386	17,049	(663)	(3.9)	50,585	51,731	(1,146)	(2.2)
Multi-family	—	—	—	—	—	—	—	—
Industrial	3,467	3,337	130	3.9	8,242	7,885	357	4.5
Total same store rental revenues	36,113	37,657	(1,544)	(4.1)	107,766	112,434	(4,668)	(4.2)
Non-same store properties	8,016	6,538	1,478	22.6	25,229	27,217	(1,988)	(7.3)
Total rental revenues	$44,129	$44,195	$(66)	(0.1)%	$132,995	$139,651	$(6,656)	(4.8)%
NOI:
Office	$8,534	$9,648	$(1,114)	(11.5)%	$26,133	$30,110	$(3,977)	(13.2)%
Retail	12,123	12,872	(749)	(5.8)	38,698	39,308	(610)	(1.6)
Multi-family	—	—	—	—	—	—	—	—
Industrial	2,688	2,660	28	1.1	6,434	6,164	270	4.4
Total same store NOI	23,345	25,180	(1,835)	(7.3)	71,265	75,582	(4,317)	(5.7)
Non-same store properties	4,903	3,655	1,248	34.1	15,938	18,424	(2,486)	(13.5)
Total NOI	$28,248	$28,835	$(587)	(2.0)%	$87,203	$94,006	$(6,803)	(7.2)%
Same store average percentage leased:
Office	81.7%	83.3%			82.1%	82.6%
Retail	94.0	94.0			94.6	94.0
Multi-family	—	—			—	—
Industrial	100.0	99.9			100.0	99.6
Same store average annualized base rent per square foot:
Office	$29.24	$30.41			$29.55	$30.74
Retail	18.14	18.37			18.37	18.56
Multi-family	—	—			—	—
Industrial	5.27	4.93			5.32	5.02

Office Segment. For the three and nine months ended September 30, 2020, our office segment same store NOI decreased by $1.1 million and $4.0 million, respectively, as compared to the same periods in 2019, primarily due to (i) a vacancy at our 1300 Connecticut property; (ii) reduced straight-line rent amortization due to early termination fees at our Venture Corporate Center property which were fully amortized in 2019; and (iii) increased operating expenses at certain properties during the third quarter of 2020.

Retail Segment. For the three and nine months ended September 30, 2020, our retail segment same store NOI decreased by $0.7 million and $0.6 million, respectively, as compared to the same periods in 2019, primarily due to (i) a termination fee received during the third quarter of 2019 at our Wareham property; (ii) reduced occupancy at our Durgin and Yale properties in 2020; and (iii) increased operating expenses specifically related to bad debt at certain of our retail properties largely due to COVID-19. These decreases were offset by a termination fee received during the second quarter of 2020 at our Chester property and increased occupancy at our Braintree and Bandera properties in 2020.

Multi-family Segment. Same store information is not provided for our multi-family segment as our first multi-family property was acquired in July 2019.

Industrial Segment. For the three months ended September 30, 2020, our industrial segment same store NOI remained relatively consistent as compared to the same period in 2019. For the nine months ended September 30, 2020, our industrial segment same store NOI increased $0.3 million compared to the same period in 2019 primarily due to an increase in occupancy.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2020 Compared to the Same Periods in 2019” above for a reconciliation of our GAAP net income (loss) to NOI for the three and nine months ended September 30, 2020 and 2019.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
GAAP net (loss) income attributable to common stockholders	$(10,830)	$7,291	$(19,827)	$88,292
GAAP net (loss) income per common share—basic and diluted	$(0.08)	$0.05	$(0.14)	$0.65
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(10,830)	$7,291	$(19,827)	$88,292
Real estate-related depreciation and amortization	15,649	14,473	44,558	43,461
Impairment of real estate property	—	113	—	113
Gain on sale of real estate property	—	(10,890)	(2,192)	(96,530)
Noncontrolling interests’ share of net (loss) income	(839)	546	(1,515)	6,735
Redeemable noncontrolling interests' share of net (loss) income	(39)	—	(71)	—
Noncontrolling interests’ share of NAREIT FFO	(282)	(805)	(1,467)	(3,008)
Redeemable noncontrolling interests' share of NAREIT FFO	(13)	—	(69)	—
NAREIT FFO attributable to common stockholders—basic	3,646	10,728	19,417	39,063
NAREIT FFO attributable to OP Units	295	804	1,536	3,007
NAREIT FFO	$3,941	$11,532	$20,953	$42,070
Weighted-average shares outstanding—basic	141,682	138,063	142,216	135,877
Weighted-average shares outstanding—diluted	153,166	148,423	153,665	146,299
NAREIT FFO per common share—basic and diluted	$0.03	$0.08	$0.14	$0.29

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2020, we had approximately $139.0 million of borrowings maturing in the next 12 months, including scheduled amortization payments. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property, which may be extended an additional one year, subject to certain conditions. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through borrowings and/or disposition proceeds.

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

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, to date we have collected approximately 97.6% of our rental revenues for the third quarter of 2020 (based on gross rent) across the portfolio, compared to average annual collections of over 99% prior to the pandemic. As previously mentioned, we have restructured certain leases and may restructure additional leases to provide temporary rent relief needed by certain customers. We have executed forbearance agreements with approximately 1.5% of our customers (based on third quarter gross rent). After accounting for such agreements, we received or deferred 99.1% of our rent originally payable for the third quarter of 2020, and 97.2% of our contractual rent for October as of November 4, 2020. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of September 30, 2020, our financial position was strong with 35.6% leverage, or 34.9% leverage net of cash and cash equivalents, and over $16.1 million of cash and cash equivalents as of September 30, 2020. In addition, our portfolio was 92.5% leased as of September 30, 2020 and is diversified across 53 properties totaling 10.3 million square feet. Our properties contain a diverse roster of 450 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 31.6% office, 13.0% Class A multi-family, 16.2% industrial and 39.2% retail which is primarily grocery-anchored.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change
Total cash provided by (used in):
Operating activities	$28,847	$35,653	$(6,806)
Investing activities	(236,786)	(111,034)	(125,752)
Financing activities	126,597	95,440	31,157
Net (decrease) increase in cash, cash equivalents and restricted cash	$(81,342)	$20,059	$(101,401)

Net cash provided by operating activities decreased by approximately $6.8 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase in interest expense due to our increasing rent obligations resulting from our DST Program, and a decrease in net operating income from our properties as a result of our 2019 disposition activity. These were partially offset by lower other interest expense.

Net cash used in investing activities increased by approximately $125.8 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to (i) a decrease in net disposition proceeds of $175.2 million due to proceeds received in 2019 related to the sale of three office properties, one retail property and two retail outparcels, as compared to the sale of one retail outparcel in 2020; and (ii) cash paid to acquire a debt-related investment during 2020 of $45.5 million. These were partially offset by a decrease in acquisition activity during 2020 of $95.4 million.

Net cash provided by financing activities increased by approximately $31.2 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to the repayment of a mortgage note in 2019 of $34.4 million, as compared to only $2.2 million in 2020.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2020, we had an aggregate of $975.0 million of commitments under our credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) no amounts outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans with a weighted-average effective interest rate of 3.28%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.

The unused and available portions under our line of credit were $450.0 million and $219.5 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

As of September 30, 2020, our line of credit, term loans and a $50.1 million mortgage note are our only indebtedness with initial maturity dates beyond 2021 that have exposure to LIBOR. The agreements governing the line of credit, term loans and a mortgage note provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of September 30, 2020, we had property-level borrowings of approximately $334.9 million outstanding with a weighted-average remaining term of approximately 3.2 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.10%, which includes the effects of interest rate swap agreements related to a $50.1 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2020.

Offering Proceeds. For the nine months ended September 30, 2020, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $97.9 million ($92.4 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount							Source of Distributions Paid in Cash
	Declared						Total Cash
	per						Flows from	Cash Flows from
(in thousands, except per share	Common			Reinvested in		Total	Operating	Operating
data)	Share (1)	Paid in Cash (2)		Shares		Distributions	Activities	Activities		Borrowings
2020
March 31	$0.09375	$9,254	63.3%	$5,360	36.7%	$14,614	$7,455	$7,455	80.6%	$1,799	19.4%
June 30	0.09375	9,150	63.3	5,316	36.7	14,466	11,384	9,150	100.0	—	—
September 30	0.09375	9,074	63.2	5,282	36.8	14,356	10,008	9,074	100.0	—	—
Total	$0.28125	$27,478	63.3%	$15,958	36.7%	$43,436	$28,847	$25,679	93.5%	$1,799	6.5%
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	$5,624	66.6%	$2,818	33.4%
June 30	0.09375	8,615	62.5	5,180	37.5	13,795	14,819	8,615	100.0	—	—
September 30	0.09375	8,653	62.1	5,270	37.9	13,923	15,210	8,653	100.0	—	—
December 31	0.09375	8,808	62.5	5,294	37.5	14,102	13,695	8,808	100.0	—	—
Total	$0.37500	$34,518	62.5%	$20,741	37.5%	$55,259	$49,348	$31,700	91.8%	$2,818	8.2%

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.
(2)	Includes other cash distributions consisting of (i) distributions paid to OP Unit holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.

For the three months ended September 30, 2020 and 2019, our FFO was $3.9 million, or 27.5% of our total distributions, and $11.5 million, or 82.8% of our total distributions, respectively. For the nine months ended September 30, 2020 and 2019, our FFO was $21.0 million, or 48.2% of our total distributions, and $42.1 million, or 102.2% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2020	2019
Number of shares requested for redemption or repurchase	11,608	11,263
Number of shares redeemed or repurchased	11,608	11,263
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.50	$7.35

We funded these redemptions from a variety of sources including: operating cash flows in excess of our distributions paid in cash, cash on hand, proceeds from our public and private offerings, and proceeds from the disposition of properties.

SUBSEQUENT EVENTS

Acquisitions of Real Property

Subsequent to September 30, 2020 we acquired (excluding properties related to our DST Program) one industrial property located in Louisville, Kentucky, and one multi-family property located in Davie, Florida for a total aggregate purchase price of approximately $97.7 million.

Disposition of Real Property

On October 20, 2020, we sold to an unrelated third party a retail property located in Mansfield, Massachusetts (“Mansfield”) for a gross sale price of approximately $25.0 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $15.2 million.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2019 was disclosed in our 2019 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We plan to adopt ASU 2020-06 when it becomes effective for the Company, as of the reporting period beginning January 1, 2021. Our initial analysis indicates that the adoption of this standard will not have a material effect on our condensed consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. As of September 30, 2020, our critical accounting estimates have not changed from those described in our 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2020, our debt instruments consisted of borrowings under our term loans and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2020, our fixed interest rate debt consisted of $207.9 million under our mortgage notes, which included a $50.1 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 82.3% of our total consolidated debt as of September 30, 2020. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2020, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, was $700.4 million and $707.9 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2020. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2020, our consolidated variable interest rate debt consisted of $25.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 17.7% of our total consolidated debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $152.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our variable interest rate debt as of September 30, 2020, would increase our annual interest expense by approximately $0.4 million.

Derivative Instruments. As of September 30, 2020, we had 15 outstanding derivative instruments with a total notional amount of $677.1 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

With the exception of the risk factors set forth below, which updates the risk factors disclosed in our 2019 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2019 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q.

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

Between March and May 2020, nearly all U.S. cities and states, including cities and states where our properties are located, reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Beginning in early May 2020, parts of the U.S. began to ease the lockdown restrictions and allow for the reopening of businesses. The gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols. However, due to the recent increases in COVID-19 cases, these lockdown restrictions have or may be reinstated in certain areas to varying degrees in the future. Additionally, there is no assurance that the reopening of businesses, even if those businesses adhere to recommended safety protocols, will enable us or many of our customers to avoid adverse effects on our and our customers’ operations and businesses. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.

The effects of COVID-19 or another pandemic could adversely affect us and/or our customers due to, among other factors:

•	the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel-to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work—business and operating results may be negatively impacted;
•	difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our customers’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;
•	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•	customers’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms;
•	uncertainty related to whether the U.S. Congress or state legislatures will pass additional laws providing for additional economic stimulus packages, government funding, or other relief programs, whether such measures will be enacted, whether our customers will be eligible or will apply for any such funds, whether the funds, if available, could be used by our customers to pay rent, and whether such funds will be sufficient to supplement our customers’ rent and other obligations to us;
•	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	our inability to raise capital in our ongoing public offerings, if investors are reluctant to purchase our shares;

•	our inability to deploy capital due to slower transaction volume which may be dilutive to shareholders; and
•	our inability to satisfy redemption requests and preserve liquidity, if demand for redemptions exceeds the limits of our share redemption program or ability to fund redemptions.

Because our property investments are located in the United States, COVID-19 will continue to impact our properties and operating results given its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.

Customers and potential customers of the properties we own operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. For example, with respect to our retail properties, individual non-essential stores have been, and may be closed for an extended period of time or only open certain hours of the day. Certain of our office and industrial properties have been negatively impacted by similar impacts on our customers’ businesses. Our multi-family properties have been impacted by declining household incomes and wealth, which may result in delinquencies or vacancies. Whereas a number of our customers requested rent deferrals in the second quarter of 2020, these requests significantly decreased in the third quarter. However, more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies, rent deferrals and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.

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

The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it has had a negative impact on certain sectors of real estate, with a particularly adverse impact on certain sectors, including hospitality, shopping malls, gaming, and student living. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our NAV per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the prior month and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our NAV, whether due to the COVID-19 pandemic or otherwise, (i) we may overpay to redeem our shares, which would adversely affect the investment of non-redeeming stockholders, and (ii) new investors may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2020 was $22.1 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $22.1 million, or $0.14 per share, as of September 30, 2020.

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

The table below summarizes the redemption activity for the three months ended September 30, 2020:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
July 31, 2020	888	$7.49	888	—
August 31, 2020	846	7.50	846	—
September 30, 2020 (3)	1,072	7.51	1,072	—
Total	2,806	$7.50	2,806	—

(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in September 2020 are considered redeemed on October 1, 2020 and are not included in the table above.

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

101.1

The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 10, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

November 10, 2020	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

November 10, 2020	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)