Form 10-K
period 2020-12-31
Black Creek Diversified Property Fund Inc.
filed 2021-03-05
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

There is no established market for the registrant’s shares of common stock. The registrant publishes a net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, of $7.50 per share for each class of shares of its common stock. As of December 31, 2020, the NAV was $7.54 per share for each of class of shares of its common stock.

There were 141,775,345 outstanding shares of common stock held by non-affiliates, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 1, 2021, 10,372,155 shares of Class T common stock, 26,428,822 shares of Class S common stock, 4,892,265 shares of Class D common stock, 45,497,923 shares of Class I common stock and 59,425,150 shares of Class E common stock of the registrant, each with a par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2021.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, and the COVID-19 pandemic, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition, and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), Black Creek Diversified Property Advisors LLC (the “Advisor”), and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

SUMMARY RISK FACTORS

An investment in shares of our common stock involves significant risks, See “Risk Factors” beginning on page 4. These risks include, among others:

●	There is no public trading market for shares of our common stock, and it will therefore be difficult for you to sell your shares.
●	There are limits on the ownership, transferability and redemption of shares of our common stock which significantly limit the liquidity of an investment in shares of our common stock.
●	Since there is no public trading market for shares of our common stock, redemption of shares by us will likely be the only way to dispose of your shares. Our share redemption program provides stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity, volume limits and other significant restrictions. Further, our board of directors may modify, suspend or terminate our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	A portion of the proceeds received in our ongoing public offerings is expected to be used to satisfy redemption requests, including requests from our existing stockholders which may be significant. Using the proceeds from this offering for redemptions will reduce the net proceeds available to retire debt, fund capital expenditures, or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
●	In connection with our ongoing public offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. The costs of our offerings may negatively impact our ability to pay distributions and your overall return.
●	The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market.
●	In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Our management's assessment of the market values of our properties may also differ from the appraised values of our properties. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, our Dealer Manager and/or other entities related to our Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that the fees the Advisor receives for services rendered to us are based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating.
●	We are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions and other factors particular to the locations of our respective real property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties, refinance, or dispose of them. In addition, rising interest rates could make alternative interest-bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments. These factors could negatively affect our ability to meet our investment objectives.

●	Our use of leverage increases the risk of loss on our investments and places certain restrictions upon us which may limit us from realizing the most optimal value for such investments.
●	If we fail to maintain our status as a REIT, it would adversely affect our results of operations and our ability to make distributions to our stockholders.
●	The amount of distributions we may make is uncertain. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. The use of these sources for distributions would decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and could potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property generally will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms.

PART I

ITEM 1.BUSINESS

The Company

Black Creek Diversified Property Fund Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2020, our real property portfolio consisted of 57 properties, which includes nine properties that are part of the DST Program (as defined below), totaling approximately 11.9 million square feet located in 25 markets throughout the U.S. As used herein, the terms “DPF,” the “Company,” “we,” “our” or “us” refer to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.

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

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an advisory agreement, by and among us, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on April 30, 2021, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2020, we raised $104.7 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $21.3 million from the sale of common stock under our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”), as amended. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During 2020, we raised $278.2 million from the sale of gross interests related to the DST Program, $26.5 million of which were financed by DST Program Loans. Refer to “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Investment Objectives

Our primary investment objectives are:

●	providing current income to our stockholders in the form of consistent cash distributions;

●	preserving and protecting our stockholders’ capital investments;
●	realizing capital appreciation in our share price from active investment management and asset management; and
●	providing portfolio diversification in the form of multi-asset class investing, primarily in direct real estate.

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

We believe that the real estate market is cyclical, with demand for property types peaking at different times. Although we do not invest for the short term, we are active portfolio managers and will seek to take advantage of opportunities to acquire or dispose of assets strategically at different points in the cycle. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the broader the opportunity set in which to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more of the overall real estate market also may allow us to be consistent and meaningful investors throughout different cycles. When we believe one sector is overvalued, we patiently wait and focus on another sector that we believe is overlooked or has stronger fundamentals of relative value. We also believe that value generally is based on the investment’s ability to produce cash flow. We generally focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from customers seeking quality space.

Our near-term investment strategy is likely to prioritize new investments in the industrial and multi-family sectors due to relatively attractive fundamental conditions. In 2019, we were focused on selling certain office and retail assets. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our disposition activity during 2020 and 2019. The disposition of these properties has helped us to increase our current allocation to multi-family and industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in our investment strategy, including with respect to any particular asset class. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, manufactured housing, student housing and unimproved land, however we have no investments in these sectors currently. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt, loans associated with our DST Program and other related investments. While we are not currently investing in real estate-related securities, should we decide to invest in real estate-related securities, any such investments generally will focus on debt or equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being preservation of liquidity in support of our share redemption program, while also seeking income, potential for capital appreciation and further portfolio diversification.

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

Financing Objectives

We use financial leverage to provide additional funds to support our investment activities. We calculate our leverage for reporting purposes as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage decreased to 37.1% as of December 31, 2020, as compared to 40.0% as of December 31, 2019. By calculating the leverage ratio net of cash and cash equivalents (based on the outstanding principal balance of our borrowings less cash and cash equivalents) our leverage ratio increased from 35.4% as of December 31, 2019, to 36.6% as of December 31, 2020. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current leverage target is between 40-60%. Although we will generally work to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our targeted leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2020, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. Our 10 largest customers represented 26.3% and 31.6% of total annualized base rent and total leased square feet, respectively. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

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

ITEM 1A.RISK FACTORS

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

The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially while we have relatively few outstanding Class T, Class S, Class D and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2020, based on the NAV per share of $7.54 on that date, we had outstanding approximately $74.1 million in Class T shares, $177.3 million in Class S shares, $30.9 million in Class D shares, $337.3 million in Class I shares and $459.1 million in Class E shares.

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

We currently expect to use a portion of the proceeds from our public offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise a significant portion of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed approximately $105.6 million of shares of our common stock during the year ended December 31, 2020. Using the proceeds from our public offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

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

Compliance with the SEC’s Regulation Best Interest by participating broker dealers may negatively impact our ability to raise capital in our public offerings, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating broker dealers cannot be determined at this time, and it may negatively impact whether participating broker dealers and their associated persons recommend our public offerings to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our public offerings, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor (as defined below) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities are best determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price the stockholders will pay for shares of our common stock in the offering, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, the stockholders may pay more than realizable value or receive less than realizable value for their investment.

In order to disclose a monthly NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Advisor and the other appraisers that we hire to value and appraise our real property portfolio.

In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV and caused us to engage independent third parties such as the Independent Valuation Advisor, to appraise our real property portfolio on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or the Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Advisor. If the parties engaged by us to determine our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend our public offerings and our share redemption program.

Our NAV is not subject to U.S. generally accepted accounting principles (“GAAP”), will not be independently audited and will involve subjective judgments by the Independent Valuation Advisor and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as customer disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real property portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the Independent Valuation Advisor should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Advisor and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, the stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Advisor and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

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

Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, rotation of different third-party appraisal firms, the financial condition of our customers, or lease expirations. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property may decline depending on the likelihood of a renewal or the likelihood of the execution of a new lease on similar terms, or on terms that are less favorable than what were previously assumed. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single customer buildings or where an individual customer occupies a large portion of a building and the determination is made that the customer will not renew, or is expected to renew based on terms that are less favorable than what were previously assumed. We are at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant customer is closer to expiration. Similarly, if a customer will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results could change unexpectedly. For example, if operating expenses suddenly increase or revenues decrease, such change may in turn cause a sudden increase or decrease in the NAV per share amounts.

New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV, or at more than what we pay for them, which would be accretive to our NAV.

Pursuant to our valuation procedures, the acquisition price of a newly acquired property will serve as the basis for the initial monthly appraisal performed by the Independent Valuation Advisor. The price we pay to acquire a property will provide a meaningful data point to the Independent Valuation Advisor in its determination of the initial fair market value of the property; however, the Independent Valuation Advisor may conclude that the price we paid to acquire a property is higher or lower than the current estimate of fair market value of the property, which shall be used for purposes of determining our NAV. This is true whether the acquisition is funded with cash, equity or a combination thereof. Properties that we acquire will not join the cycle for annual appraisals performed by third-party appraisal firms until the following calendar year. When we obtain the first appraisal performed by a third-party appraisal firm on a property, it may not appraise at a value equal to the purchase price or the property value previously determined by the Independent Valuation Advisor, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive or accretive to our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV.

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

The realizable value of specific properties may change before the value is adjusted by the Independent Valuation Advisor and reflected in the calculation of our NAV.

Our valuation procedures generally provide that the Independent Valuation Advisor will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as lease expirations, customer disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real property portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer from an unrelated third party to purchase one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or a potential contract for capital expenditure. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Advisor determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

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

In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par for property-level mortgages or corporate-level credit facilities that are intended to be held to maturity. As a result, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2020 was $22.2 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $22.2 million, or $0.14 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2020. As of December 31, 2020, we classified all of our debt as intended to be held to maturity.

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

We have taken certain actions to increase the stock ownership in our Company by our management team, the Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. As of December 31, 2020, the Advisor and members of our management team own approximately $10.7 million of stock or in stock-based awards, or OP Units (including unvested shares). The current level of ownership by management may be less than the management teams of other public real estate companies and, as a result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.

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

Our total distributions declared for the years ended December 31, 2020, 2019 and 2018 were $57.8 million, $55.3 million and $52.5 million, respectively, which includes $21.3 million, $20.7 million and $19.1 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2020, 2019, and 2018 was $41.1 million, $49.3 million and $67.5 million, respectively. Accordingly, in certain years, total distributions were not fully funded by cash flow from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In addition, for years in which total distributions were fully funded from our operations, in some cases our distributions were not fully funded from our operations for individual quarters. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In the future, we may continue to fund our monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from our public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our distributions to our stockholders from a combination of our operating, investing and financing activities, which include net proceeds of our public offerings, dispositions and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by the expiration of certain large leases in our portfolio, current yield environment for industrial and multi-family assets and disposition of certain real properties. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations, however we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions results in a net increase to NAV (ignoring other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Sponsor or the Advisor, as applicable, will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of the date of December 31, 2020. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5%.

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

We are dependent on our customers for revenue and we are exposed to risks if we are unable to collect rent from our customers.

Our revenues from property investments depend on the creditworthiness of our customers and will be adversely affected by the loss of or default by significant lessees. Much of our customer base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. Lease payment defaults by customers could cause us to reduce the amount of distributions to you and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss. As of December 31, 2020, no customer represented more than 10.0% of total annualized base rent, and our 10 largest customers represented 26.3% of total annualized base rent. We are not aware of any current customer, including our largest customer, whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations.

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

The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It assists our Independent Valuation Advisor in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) revenues and expenses of the property. Our Independent Valuation Advisor assumes and relies upon the accuracy and completeness of all such information, and does not undertake any duty or responsibility to verify independently any of such information and relies upon us and the Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may be the approved pricing source for certain assets and liabilities, and its discretion with respect to the valuations of such assets and liabilities could affect our NAV. Because the Advisor is paid fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and the stockholders’ shares may be worth less than the purchase price.

The Advisor’s fee may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real property portfolio.

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

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the Dealer Manager;
●	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
●	public offerings of equity by us, which may result in increased fees for the Advisor and other related parties;
●	competition for customers from entities sponsored or advised by affiliates of the Sponsor that own properties in the same geographic area as us;
●	investments in assets subject to product specialist agreements with affiliates of the Advisor; and
●	investments through a joint venture or other co-ownership arrangements, which may result in increased fees for the Advisor.

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

We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance, or sell investments, and for customers, which may have an adverse impact on our operations.

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

The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. Current existing Special Priorities have been granted to: (i) Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every five qualifying value-add Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as the capital commitments on or prior to February 26, 2021 have been called or committed, and one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed; (ii) Black Creek Industrial Fund LP (“BCIF”) pursuant to which BCIF will be presented one out of every three potential development Industrial Investments, one out of every five potential value-add Industrial Investments, and one out of every three potential core Industrial Investments (subject to terms and conditions of the BCIF partnership agreement) until such time as capital commitments accepted by BCIF on or prior to March 31, 2020 have been called or committed; and (iii) the Build-to-Core Industrial Partnership II LLC (“BTC II”) pursuant to which BTC II will be presented one out of every three qualifying development Industrial Investments (subject to terms and conditions of the BTC II partnership agreement) until such time as capital commitments thereunder have been fully committed; provided, however, that if BTC II declines such qualifying opportunity, then Black Creek Industrial REIT IV Inc. will have the option to retain the opportunity to pursue on its own. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.

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

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because all of our debt-related investments outstanding as of December 31, 2020 and debt-related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

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

Between March and May 2020, nearly all U.S. cities and states, including cities and states where our properties are located, reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Beginning in early May 2020, parts of the U.S. began to ease the lockdown restrictions and allow for the reopening of businesses. The gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols. However, due to the continuation of new COVID-19 cases, these lockdown restrictions have or may be reinstated in certain areas to varying degrees in the future. Additionally, there is no assurance that the reopening of businesses, even if those businesses adhere to recommended safety protocols, will enable us or many of our customers to avoid adverse effects on our and our customers’ operations and businesses. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.

The effects of COVID-19 or another pandemic could adversely affect us and/or our customers due to, among other factors:

•	the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel-to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work—business and operating results may be negatively impacted;
•	difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our customers’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;
•	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
•	customers’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms;
•	uncertainty related to whether the U.S. Congress or state legislatures will pass additional laws providing for additional economic stimulus packages, government funding, or other relief programs, whether such measures will be enacted, whether our customers will be eligible or will apply for any such funds, whether the funds, if available, could be used by our customers to pay rent, and whether such funds will be sufficient to supplement our customers’ rent and other obligations to us;
•	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	our inability to raise capital in our ongoing public offerings, if investors are reluctant to purchase our shares;
•	our inability to deploy capital due to slower transaction volume which may be dilutive to stockholders; and
•	our inability to satisfy redemption requests and preserve liquidity, if demand for redemptions exceeds the limits of our share redemption program or ability to fund redemptions.

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

Customers and potential customers of the properties we own operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. For example, with respect to our retail properties, individual non-essential stores have been, and may be, closed for an extended period of time or only open certain hours of the day or only open with limited capacity. Certain of our office and industrial properties have been negatively impacted by similar impacts on our customers’ businesses. Our multi-family properties have been impacted by declining household incomes and wealth, which may result in delinquencies or vacancies. Whereas a number of our customers requested rent deferrals in the second quarter of 2020, these requests significantly decreased in the third and fourth quarters. However, more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies, rent deferrals, and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, vaccine distributions, travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.

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

The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it has had a negative impact on certain sectors of real estate, with a particularly adverse impact on certain sectors, including hospitality, shopping malls, gaming, and student living. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our NAV per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the prior month and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our NAV, whether due to the COVID-19 pandemic or otherwise, (i) we may overpay to redeem our shares, which would adversely affect the investment of non-redeeming stockholders, and (ii) new investors may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2020 was $22.2 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $22.2 million, or $0.14 per share, as of December 31, 2020.

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

Although neither inflation nor deflation has materially impacted our operations in the recent past, increased inflation could have an adverse impact on our floating rate mortgages, interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Inflation could also have an adverse effect on consumer spending which could impact our customers’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

Disruptions in the capital and credit markets could adversely affect our ability to obtain financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur as a result of, among other factors, uncertainty surrounding COVID-19, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of customers for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including Michael J. Blum, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Dwight L. Merriman III, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Jeffrey W. Taylor, J.R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

In connection with an acquisition, we may receive certain assets or interests in certain assets subject to existing liabilities, some of which may be unknown to us at the time of the acquisition. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of customers, vendors or other persons dealing with the entities prior to an acquisition (including those that had not been asserted or threatened prior to an acquisition), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. If we acquire an entity, that entity may be subject to liabilities that become our responsibility upon acquisition of the entity. Our recourse with respect to such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the NAV of our shares may be adversely affected.

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

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program could cause our leverage ratio to increase or subject us to liabilities from litigation or otherwise.

On March 2, 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors at a later time in exchange for OP Units. In the event the Operating Partnership elects not to exercise the purchase option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (“TRS”), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by the Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a fair market value purchase option to reacquire the real estate through a purchase of interests in the Delaware statutory trust, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the fair market value option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by the Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.

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

Investors who use DST Investor Loans to acquire interests in the Delaware statutory trusts as part of the DST Program may default on such loans.

As part of the DST Program, a subsidiary of ours will provide DST Investor Loans of no more than 50% of the purchase price to certain DST Investors who acquire interests in Delaware statutory trusts. DST Investor Loans will be secured by the DST Interests acquired using the DST Investor Loan, and will be non-recourse to the borrowing DST Investor subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the asset underlying the DST Interests acquired by the DST Investor declines after the DST Investor’s borrowing with respect to a DST Investor Loan, or if there is otherwise a default on a DST Investor Loan.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision does not apply to claims under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions

Stockholders’ interest will be diluted if we or the Operating Partnership issue additional securities.

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

If we ever created and issued preferred stock or one or more new classes of OP Units with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock or OP Units would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled and holders of new classes of OP Units could be entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights or preferential tax protection agreements, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our common stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:

●	a merger, offer or proxy contest;
●	the assumption of control by a holder of a large block of our securities;
●	the removal of incumbent management; and/or
●	liquidity options that otherwise may be available.

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

If we are viewed as developing underperforming properties, suffer sustained losses on our investments, default on a significant level of loans or experience significant foreclosure of our properties, our reputation could be damaged. Damage to our reputation could make it more difficult to successfully develop or acquire properties in the future and to continue to grow and expand our relationships with our lenders, joint venture partners, customers and third-party management clients, which could adversely affect our business, financial condition, NAV, results of operations and ability to make distributions.

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

We are dependent on customers for revenue, and our inability to lease our real properties or to collect rent from our customers may adversely affect our results of operations, NAV and returns to our stockholders.

Our revenues from our real property investments are dependent on our ability to lease our real properties and the creditworthiness of our customers and would be adversely affected by the loss of or default by one or more significant lessees. Furthermore, certain of our assets may utilize leases with payments directly related to customer sales, where some or all of the amount of rent that we charge a customer is calculated as a percentage of such customer’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by customers leasing space in such assets. The success of those real properties depends on the financial stability of the respective customers. The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in customer performance and consequently, adversely affect our results of operations, NAV and returns to our stockholders. Inflation could also have an adverse effect on consumer spending which could impact our customers’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.

If indicators of impairment exist in any of our real properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for historical information regarding our impairments.

Lease payment defaults by customers could cause us to reduce the amount of distributions to our stockholders and could force us to find an alternative source of funds to make mortgage payments on any mortgage loans or payments due under our unsecured credit facilities. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our real property. If a lease is terminated, we may be unable to lease the real property for the rent previously received or sell the real property without incurring a loss.

If the market for commercial real estate experiences increased vacancy rates, particularly in certain large metropolitan areas, it could result in lower revenues for us.

In the relatively recent past, there have been global economic downturns that negatively impacted the commercial real estate market in the U.S. and resulted in, among other things, increased customer defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. We believe that the risks associated with our business could be more severe if the economy deteriorates again or if commercial real estate values decline. Our revenues will decline and our NAV and ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

A real property that incurs a vacancy could be difficult to sell or re-lease.

A real property may incur a vacancy either by the continued default of a customer under its lease or the expiration of the lease. In addition, certain of the real properties we acquire may have some vacancies at the time of closing. Certain other real properties may be specifically suited to the particular needs of a customer and such real property may become vacant. Certain of our leases with retail customers contain provisions giving the particular customer the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective customers interested in leasing space in a particular retail property. Therefore, we may have difficulty obtaining a new customer for any vacant space we have in our real properties. In certain cases, we may need to offer free rent or other concessions to attract customers. If the vacancy continues for a long period of time, we would suffer reduced revenues, which could materially and adversely affect our liquidity and NAV, and result in lower distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

Adverse economic and other conditions in the regions where our assets are located may have a significant adverse impact on our financial results.

A deterioration of general economic or other relevant conditions, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of the states or the geographic region in which our assets are located could result in the loss of a customer, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition. In addition, some of our investments are located in areas that are more susceptible to natural disasters, and therefore, our customers and properties are particularly susceptible to revenue loss, cost increase or damage caused by earthquakes or other severe weather conditions or natural disasters. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance and expenses for our customers, or could limit the future availability of such insurance, which could limit our customers’ ability to satisfy their obligations to us.

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

Our investments in value-add properties or other types of discounted properties may have significant vacancies at the time of acquisition and/or thereafter. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In certain cases, we may need to offer free rent or other concessions to attract customers. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce our NAV and the overall return on the stockholders’ investment.

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

We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with the Advisor or entities sponsored or advised by affiliates of the Sponsor. We may be a general partner, but also could be a limited partner. Such venture may give substantial discretionary authority to a third party general partner or to an affiliate of the Advisor or Sponsor as general partner. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

●	the possibility that our venture partner, co-customer or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;

●	that such venture partner, co-customer or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;
●	that such venture partner, co-customer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
●	that actions by such venture partner, co-customer or partner could adversely affect our reputation, negatively impacting our ability to conduct business; or
●	that such venture partner, co-customer or partner has legal or other effective control over the asset, partnership or venture.

Actions by a joint venture partner or co-customer might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-customer in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor or an entity sponsored or advised by affiliates of the Sponsor, certain conflicts of interest will exist.

We compete with numerous other parties or entities for real property investments and customers, and we may not compete successfully.

We compete with numerous other persons or entities seeking to buy real property assets or to attract customers to real properties we already own, which may have a negative impact on our ability to acquire real property assets or attract customers on favorable terms, if at all, and the returns on our real property assets. These persons or entities may have greater experience and financial strength than us. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. In addition, if market rental rates decline during the term of an existing lease, we may be unable to renew or find a new customer without lowering the rental rate. Each of these factors could adversely affect our results of operations, financial condition, NAV and ability to repay debt and pay distributions to our stockholders.

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

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, we may not receive any income from these properties for a significant period of time following acquisition, and distributions to our stockholders could suffer. Delays in the completion of construction could give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

We may be unable to achieve our diversification goals or to realize benefits from diversification.

Our objective is to build a high-quality, diversified portfolio, composed primarily of real property. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) customer concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various real property categories and we may not always own properties in each category.

We may target investments in four primary property categories of office, retail, multi-family and industrial. Although we aim to diversify our real property portfolio by owning properties in each of these categories, we may not always have significant holdings, or any holdings at all, in each category. We may elect to increase or decrease our holdings in each category at any time and we may change our target property categories at any time. If we decrease or eliminate our holdings in any property category or cease to target any of the four property categories our real property portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

From 2018 to 2020, we disposed of approximately $591.7 million of properties and we acquired approximately $828.5 million of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased customer demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.

Our real properties are subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our customers may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Third parties may also sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs resulting from the environmental contamination. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions, which may be enforced by government agencies or, in certain circumstances, private parties. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower our NAV and the amounts available for distribution to our stockholders.

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

Generally, our properties are subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. We cannot give any assurance that an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole, will not currently exist at the time of acquisition or may not arise in the future, with respect to any of our properties. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, there can be no assurance that future laws, ordinances or regulations will not impose any material environmental liability, or that the then current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act” and the Fair Housing Amendment Act, as amended, or the “Fair Housing Act.” Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. The Fair Housing Act requires multi-family dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. We will attempt to acquire properties that comply with these acts or place the burden on the seller or other third party, such as a customer, to ensure compliance with these acts. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with or defend lawsuits related to the Disabilities Act and Fair Housing Act will reduce our NAV and the amount of cash available for distribution to our stockholders.

We may not have funding for future tenant improvements, which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

When a customer at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We expect to invest the net proceeds from our offering in real estate-related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain customers to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for the repair or reconstruction of damaged real property in the future.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: (i) if we plan to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with our strategy; and (ii) if we desire to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, tax and property management expenses with respect to all of our leases that are not “triple net.”

Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our customers. To the extent such increases cannot be passed on to our customers, any such increases would cause our cash flow, NAV and operating results to decrease.

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential customers, which could reduce overall demand for our leasing services.

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

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain customers to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

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

We may seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, in particular when contractual rent increases are included. In addition, where appropriate, we may seek leases that provide for operating expenses, or expense increases to be paid by the customers. These leases may allow customers to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates or expenses, we may set the rental rates (or expense reimbursements) of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates (or net revenues to us) are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent or expense reimbursements to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

Retail properties depend on anchor customers to attract shoppers and could be adversely affected by the loss of a key anchor customer.

Retail properties, like other properties, are subject to the risk that customers may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a customer that occupies a large area of a retail center (commonly referred to as an anchor customer) could impact leases of other customers. Other customers may be entitled to modify the terms of their existing leases (or terminate their leases) in the event of a lease termination by an anchor customer, or the closure of the business of an anchor customer that leaves its space vacant even if the anchor customer continues to pay rent. Any such modifications, conditions or terminations could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major customer closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a customer or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED DEBT AND SECURITIES

The mortgage loans in which we invest will be subject to the risk of delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: customer mix, success of customer businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2020, our leverage ratio is approximately 37.1% of the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (based on the outstanding principal balance of our borrowings less cash and cash equivalents), our leverage ratio is approximately 36.6% as of December 31, 2020. Our current leverage target is between 40-60%. Although we will generally seek to maintain the targeted leverage ratio over the near term, we may change our targeted leverage ratio from time to time. In addition, we may vary from our targeted leverage ratio from time to time, and there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real property assets and debt-related investments before non-cash reserves and depreciation. In addition, we have incurred and may continue to incur mortgage debt secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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

As of December 31, 2020, our variable rate debt represented approximately 26.6% of our total debt. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates and/or do not have fixed rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, from time to time we may finance or refinance our investments, or obtain new interest rate hedges in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest and/or hedging expense, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.

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

We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset all of our risk related to interest rate volatility or that our hedging of these risks will not result in losses. These derivative instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% Income Test or the 95% Income Test. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding our derivative instruments and the related impact on our results of operations.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2020, we were in compliance with our financial covenants.

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

Furthermore, U.S. and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, stated that it is the FCA’s intention that it will no longer be necessary to persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such statement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it is possible that LIBOR will be phased out or modified by 2023.

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

We may be subject to taxes on our income or property even if we qualify as a REIT for U.S. federal income tax purposes, including those described below:

●	In order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (and any net capital gain), we will be subject to corporate income tax on the undistributed income.
●	We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.
●	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.
●	Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, could be subject to the 100% “prohibited transaction” tax unless the sale qualified for a statutory safe harbor that requires, among other things, a two-year holding period for the production of income.

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

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
●	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and
●	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from U.S. federal income taxation under sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities and stockholders may be restricted from acquiring or transferring certain amounts of our capital stock.

To maintain our status as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our public offerings. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person who owns, actually or constructively, an interest in any of our customers that would cause us to own, actually or constructively, more than a 9.9% interest in any of our customers. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

The Tax Cuts and Jobs Act, which made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, was signed into law by the President on December 22, 2017.

The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations and potentially a minimum 45-day holding period with respect to shares of our common stock). Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For taxable years after December 31, 2017, our business interest deductions may be limited to 30% of our adjusted taxable income (plus business interest income). This limitation does not apply to an “electing real property trade or business.”

Stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Prospective investors should consult with their tax advisors regarding the effects of the CARES Act.

On March 27, 2020, legislation intended to support the economy during the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law. The CARES Act made technical corrections, or temporary modifications, to certain of the provisions of the TJCA, including, without limitation, the provisions of the TCJA concerning net operating losses (“NOLs”) and interest expense deductions. With respect to NOLs, effective for taxable years beginning on or after January 1, 2018, the TCJA limited the deduction for NOL carryforwards to 80% of taxable income (before the deduction) and eliminated NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows for indefinite NOL carryforwards. The CARES Act repealed such 80% limitation for carryforwards to taxable years beginning before January 1, 2021. The CARES Act also allows a five-year carryback for NOLs arising in 2018, 2019, or 2020.

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

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income and asset tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the Income Tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the Income Tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

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

If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

●	limitations on capital structure;
●	restrictions on specified investments;
●	prohibitions on transactions with affiliates; and
●	compliance with reporting, record keeping, voting proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If the stockholders are investing the assets of such a plan or account in our common stock, stockholders should satisfy themselves that:

●	stockholder investment is consistent with their fiduciary and other obligations under ERISA and the Code;
●	stockholder investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
●	stockholder investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
●	stockholder investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;
●	stockholder investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
●	stockholder will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and
●	stockholder investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2020, our real property portfolio consisted of 57 properties, which includes nine properties that are part of the DST Program, totaling approximately 11.9 million square feet located in 25 markets throughout the U.S. Refer to “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program. Additionally, refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2020 acquisition and disposition activity. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Portfolio Overview. We currently operate in four reportable segments: office, retail, multi-family, and industrial. The following table summarizes our real property portfolio by segment as of December 31, 2020:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	8	9	2,082	17.5%	$32.67	77.8%	$753,950	29.4%
Retail properties	8	26	3,048	25.7	18.89	93.4	906,100	35.3
Multi-family properties	4	4	1,222	10.3	22.96	93.4	388,350	15.2
Industrial properties	15	18	5,517	46.5	4.77	98.4	516,100	20.1
Total real property portfolio	25	57	11,869	100.0%	$14.13	93.1%	$2,564,500	100.0%

(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2020.

Market Diversification. The following table summarizes certain operating metrics of our real property portfolio by market and by segment as of December 31, 2020:

			% of Gross		% of Total
	Number of	Investment in	Investment	Rentable	Rentable	% Leased
($ and square feet in thousands)	Real Properties	Real Properties	Amount	Square Feet	Square Feet	(1)
Office properties:
Northern New Jersey	1	$250,609	10.2%	601	5.0%	83.9%
Denver, CO	1	91,365	3.7	264	2.2	66.3
South Florida	2	89,583	3.6	366	3.1	64.0
Austin, TX	1	77,484	3.2	273	2.3	97.5
Washington, DC	1	75,089	3.1	132	1.1	46.9
Philadelphia, PA	1	50,071	2.0	174	1.5	70.1
Dallas, TX	1	41,551	1.7	165	1.4	90.7
Minneapolis/St Paul, MN	1	29,529	1.2	107	0.9	100.0
Total office properties	9	705,281	28.7	2,082	17.5	77.8
Retail properties:
Greater Boston	18	474,770	19.5	1,790	15.0	92.9
South Florida	2	108,391	4.4	206	1.7	94.5
Northern New Jersey	1	64,972	2.6	226	1.9	94.5
Washington, DC	1	63,830	2.6	233	2.0	100.0
Birmingham, AL	1	43,891	1.8	193	1.6	92.1
Raleigh, NC	1	42,774	1.7	125	1.1	79.9
San Antonio, TX	1	42,523	1.7	174	1.5	99.3
Tulsa, OK	1	34,429	1.4	101	0.9	91.8
Total retail properties	26	875,580	35.7	3,048	25.7	93.4
Multi-family properties:
Atlanta, GA	1	117,440	4.8	356	3.1	93.2
Washington, DC	1	95,913	3.9	288	2.4	90.6
Orlando, FL	1	84,647	3.4	242	2.0	94.1
South Florida	1	79,233	3.2	336	2.8	95.4
Total multi-family properties (1,325 units)	4	377,233	15.3	1,222	10.3	93.4
Industrial properties:
Reno, NV	1	68,561	2.8	724	6.3	100.0
East Bay, CA	2	65,519	2.7	337	2.8	77.6
Atlanta, GA	1	64,542	2.6	798	6.7	100.0
Indianapolis, IN	2	63,931	2.5	810	6.8	100.0
Houston, TX	1	39,079	1.6	352	3.0	100.0
San Antonio, TX	2	33,578	1.4	404	3.4	100.0
Central Kentucky	1	31,763	1.3	727	6.1	100.0
Las Vegas, NV	1	24,671	1.0	248	2.1	100.0
Dallas, TX	1	19,585	0.8	230	1.9	100.0
Louisville, KY	1	19,206	0.8	235	2.0	100.0
Philadelphia, PA	1	18,965	0.8	171	1.4	93.6
Cincinnati, OH	1	18,759	0.8	218	1.8	100.0
Portland, OR	1	15,120	0.6	123	1.0	100.0
Chicago, IL	1	8,978	0.4	110	0.9	100.0
Washington, DC	1	5,327	0.2	30	0.3	100.0
Total industrial properties	18	497,584	20.3	5,517	46.5	98.4
Total real property portfolio	57	$2,455,678	100.0%	11,869	100.0%	93.1%

(1)	Percentage leased is based on executed leases as of December 31, 2020.

Lease Terms. Commercial lease terms typically range from one to 10 years, and often include renewal options. Most of our commercial leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of our multi-family leases expire within 12 months.

Lease Expirations. As of December 31, 2020, the weighted-average remaining term of our total leased commercial portfolio was approximately 5.2 years based on annualized base rent and 5.5 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our commercial properties for leases in place as of December 31, 2020, without giving effect to the exercise of renewal options or termination rights, if any. The table excludes our multi-family properties as substantially all leases at such properties expire within 12 months.

	Number of		% of Total		% of Total
	Commercial	Annualized Base	Annualized Base	Leased	Leased Square
($ and square feet in thousands)	Leases	Rent (1)	Rent (1)	Square Feet	Feet
2021	81	$11,374	8.6%	646	6.5%
2022	84	15,612	11.8	1,062	10.7
2023	85	18,536	14.0	967	9.8
2024	72	12,422	9.4	893	9.0
2025	70	20,713	15.6	1,318	13.3
2026	45	9,631	7.3	1,077	10.9
2027	23	11,206	8.4	1,476	14.9
2028	25	5,292	4.0	229	2.3
2029	18	5,482	4.1	704	7.1
2030	21	6,762	5.1	260	2.6
Thereafter	25	15,712	11.7	1,274	12.9
Total leased	549	$132,742	100.0%	9,906	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2020, multiplied by 12.

Customer Diversification. We believe that the customer base that occupies our real property portfolio is generally stable and well-diversified. As of December 31, 2020, there was no customer that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. The following table reflects our 10 largest customers, based on annualized base rent as of December 31, 2020:

			% of Total		% of Total
	Number of	Annualized	Annualized	Leased	Leased Square
($ and square feet in thousands)	Locations (1)	Base Rent (2)	Base Rent (2)	Square Feet	Feet
Stop & Shop	11	$11,791	7.4%	703	6.4%
Amazon.com / Whole Foods	5	6,086	3.8	1,086	9.8
Mizuho Bank Ltd.	1	4,666	2.9	119	1.1
FedEx	2	3,697	2.3	999	9.0
Citco Fund Services	1	3,021	1.9	72	0.7
Home Depot	1	2,716	1.7	102	0.9
Alliant Techsystems, Inc.	1	2,636	1.7	107	1.0
Deloitte LLP	1	2,528	1.6	61	0.6
Apple, Inc.	1	2,449	1.5	94	0.9
Shaw's Supermarket	2	2,448	1.5	135	1.2
Total	26	$42,038	26.3%	3,478	31.6%

(1)	Reflects the number of properties for which the customer has at least one lease in-place.
(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2020, multiplied by 12.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective commercial customers based on financial, operating and business plan information that such prospective customers provide to us, as well as other market, industry, and economic information that is generally publicly available. As a result of this assessment, we may require that the customers enhance their credit by providing us with security deposits, letters of credit from established financial institutions, or personal or corporate guarantees. Customer creditworthiness often influences the amount of upfront tenant improvements, lease incentives, concessions or other leasing costs. We evaluate creditworthiness of our multi-family customers based on standard market practice, which includes credit checks.

Industry Diversification. We intend to maintain a well-diversified mix of customers to limit our exposure to any single customer or industry. Our diversified investment strategy inherently provides for customer diversity, and we continue to monitor our exposure relative to our larger customer industry sectors. The following table reflects the 10 largest industry concentrations within our portfolio, based on annualized base rent, as of December 31, 2020 and assumes that our multi-family investments are not concentrated within any specific industry:

			% of Total		% of Total
	Number of	Annualized	Annualized Base	Leased Square	Leased Square
($ and square feet in thousands)	Leases	Base Rent (1)	Rent	Feet	Feet
Supermarket	26	$20,547	12.9%	1,312	11.9%
Financial	35	17,195	10.8	446	4.0
Professional Services	79	12,380	7.8	404	3.7
Food & Beverage	75	7,499	4.7	300	2.7
Software / Technology	15	5,845	3.7	138	1.2
Post & Courier Services	10	5,688	3.6	1,434	13.0
Healthcare Services	49	5,241	3.3	184	1.7
Computer / Electronics	14	4,565	2.9	178	1.6
eCommerce / Fulfillment	4	4,512	2.8	1,143	10.3
Apparel / Clothing	15	4,393	2.8	479	4.3
Total	322	$87,865	55.3%	6,018	54.4%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2020, multiplied by 12.

Debt-Related Investments. As of December 31, 2020, we had two senior loan debt investments with a combined carrying value of $49.9 million. The weighted average interest rate and weighted average maturity were 7.34% and 1.1 years, respectively, as of December 31, 2020.

DST Program and DST Program Loans. As of December 31, 2020, we had nine DST Properties that were part of the DST Program. During the years ended December 31, 2020, 2019 and 2018, we incurred rent obligations of approximately $19.4 million, $7.0 million and $1.1 million, respectively, under our master lease agreements with investors who are participating in the DST Program. Additionally, during 2020, 3.8 million OP Units were issued for beneficial interests for a net investment of $28.3 million in accordance with our UPREIT structure. As of December 31, 2020, we also had 60 DST Program Loans with a combined carrying value of $45.2 million, and a weighted average interest rate and weighted average maturity of 3.96% and 9.1 years, respectively, related to the DST program. Refer to “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2020, we had approximately $968.5 million of indebtedness with a weighted-average interest rate of 3.04%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our debt as of December 31, 2020 was 2.5 years, excluding the impact of certain extension options. The total gross book value of properties encumbered by our debt as of December 31, 2020 was approximately $584.6 million. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter	Low	High
2020
First Quarter	$7.51	$7.53
Second Quarter	$7.50	$7.51
Third Quarter	$7.51	$7.52
Fourth Quarter	$7.53	$7.54
2019
First Quarter	$7.31	$7.41
Second Quarter	$7.30	$7.32
Third Quarter	$7.32	$7.35
Fourth Quarter	$7.36	$7.49

Net Asset Value Calculation

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S., Inc., a third-party valuation firm, to serve as our independent valuation advisor (‘‘Altus Group’’ or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although the Independent Valuation Advisor or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real property assets are determined by the Independent Valuation Advisor and real estate-related assets and other assets and liabilities are determined by the applicable pricing source, subject to the oversight of our board of directors. With respect to the valuation of our real property assets, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. All parties engaged by us in connection with the calculation of our NAV, including our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Advisor or ALPS Fund Services Inc. See Exhibit 4.4 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third-party appraisers may value our individual real assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in our operating partnership (“OP Units”), which may be held directly or indirectly by the Advisor, the Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2020 and September 30, 2020:

	As of
(in thousands)	December 31, 2020	September 30, 2020
Investments in office properties	$753,950	$749,850
Investments in retail properties	906,100	928,400
Investments in multi-family properties	388,350	308,400
Investments in industrial properties	516,100	382,800
Total investment in real estate properties	2,564,500	2,369,450
Debt-related investments	49,584	48,969
DST Program Loans	45,229	42,104
Total investments	2,659,313	2,460,523
Cash and cash equivalents	11,266	16,124
Restricted cash	10,468	10,316
Other assets	27,987	29,578
Line of credit, term loans and mortgage notes	(968,544)	(859,877)
Financing obligations associated with our DST Program	(507,204)	(450,128)
Other liabilities	(46,729)	(48,442)
Accrued performance-based fee	(4,608)	(3,343)
Accrued advisory fees	(1,548)	(1,470)
Aggregate Fund NAV	$1,180,401	$1,153,281
Total Fund Interests outstanding	156,527	153,292

The following table sets forth the NAV per Fund Interest as of December 31, 2020:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,180,401	$74,135	$177,339	$30,904	$337,268	$459,052	$101,703
Fund Interests outstanding	156,527	9,831	23,516	4,098	44,723	60,873	13,486
NAV Per Fund Interest	$7.54	$7.54	$7.54	$7.54	$7.54	$7.54	$7.54

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

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2020, we estimated approximately $15.5 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real property as of December 31, 2020 were provided by the Independent Valuation Advisor in accordance with our valuation procedures. The aggregate real property valuation of $2.56 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.38 billion, representing an increase of approximately $180.0 million, or 7.6%. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Multi-family	Industrial	Average Basis
Exit capitalization rate	6.30%	6.30%	5.26%	5.60%	6.00%
Discount rate / internal rate of return	6.96%	6.79%	6.07%	6.29%	6.63%
Average holding period (years)	10.0	10.0	10.0	10.1	10.0

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

	Hypothetical					Weighted-
Input	Change	Office	Retail	Multi-family	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.02%	2.49%	3.21%	3.12%	2.88%
	0.25% increase	(2.78)%	(2.30)%	(2.92)%	(2.84)%	(2.64)%
Discount rate (weighted-average)	0.25% decrease	2.12%	1.91%	2.00%	2.00%	2.01%
	0.25% increase	(2.07)%	(1.87)%	(1.96)%	(1.95)%	(1.96)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, were valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2020 was $22.2 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $22.2 million, or $0.14 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2020. As of December 31, 2020, we classified all of our debt as intended to be held to maturity.

Performance

Our NAV increased from $7.49 per share as of December 31, 2019 to $7.54 per share as of December 31, 2020. The increase in NAV was primarily driven by performance of our real property and debt investment portfolio. Some noteworthy events that helped drive total stockholder return in 2020 are one retail outparcel disposition and one retail property disposition for net proceeds of approximately $27.4 million, which resulted in an increase to NAV of $5.0 million or 22.2% relative to the associated real property valuations as of December 31, 2019 as well as the acquisition of over $420 million of investments, primarily in the industrial and multi-family segments. Also included within our total stockholder returns are numerous valuation adjustments that were made since the onset of COVID-19 within the U.S. to account for lower than normal rent collections due to COVID-19, many of which have been deferred until 2021, as well as reduced rent growth and/or delayed lease-up assumptions for certain of our real properties.

Effective December 31, 2019, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rate movements on our share class returns assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the December 31, 2019 NAV:

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of December 31, 2020) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.15)%	1.33%	1.33%	3.69%	3.66%	5.64%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.10)%	0.83%	0.83%	3.26%	3.40%	5.48%
Difference	(0.05)%	0.50%	0.50%	0.43%	0.26%	0.16%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.27%	4.88%	4.88%	4.89%	4.29%	5.80%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.33%	4.36%	4.36%	4.45%	4.03%	5.64%
Difference	(0.06)%	0.52%	0.52%	0.44%	0.26%	0.16%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.15)%	1.33%	1.33%	3.69%	3.66%	5.64%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.10)%	0.83%	0.83%	3.26%	3.40%	5.48%
Difference	(0.05)%	0.50%	0.50%	0.43%	0.26%	0.16%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.27%	4.88%	4.88%	4.89%	4.29%	5.80%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.33%	4.36%	4.36%	4.45%	4.03%	5.64%
Difference	(0.06)%	0.52%	0.52%	0.44%	0.26%	0.16%

Class D Share Total Return (3)	1.43%	5.51%	5.51%	5.52%	4.88%	6.22%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.48%	4.99%	4.99%	5.08%	4.62%	6.05%
Difference	(0.05)%	0.52%	0.52%	0.44%	0.26%	0.17%

Class I Share Total Return (3)	1.49%	5.77%	5.77%	5.78%	5.23%	6.64%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.54%	5.25%	5.25%	5.34%	4.96%	6.47%
Difference	(0.05)%	0.52%	0.52%	0.44%	0.27%	0.17%

Class E Share Return Total Return (3)	1.49%	5.77%	5.77%	5.78%	5.26%	6.70%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.54%	5.25%	5.25%	5.34%	5.00%	6.53%
Difference	(0.05)%	0.52%	0.52%	0.44%	0.26%	0.17%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, student housing, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. This, coupled with various government stimulus efforts designed to help smaller businesses in this environment, should help us recover a significant portion of deferred rent in 2020. We can provide no assurances that we will be able to collect rent at the same level that we did prior to the pandemic going forward. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

Since mid-March 2020, together with our Independent Valuation Advisor, we have made certain factual and market based COVID-19 related adjustments to the real property valuations of our portfolio, which are reflected in our NAV. We believe these COVID-19 related adjustments such as rent deferment, lengthened lease-up assumptions, reduced market rent growth rates and increased credit loss projections are consistent with the current risk to our portfolio as a result of impacts of COVID-19. Despite dramatic shifts in the economy and certain COVID-19 related impacts to our portfolio, our NAV as of December 31, 2020 is $7.54 per share, up from $7.49 per share as of December 31, 2019.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and multi-family sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, we have acquired over $420 million of investments in 2020, including nine industrial properties for an aggregate contractual purchase price of $256.1 million; one retail property for a contractual purchase price of $41.6 million; one multi-family property for a contractual purchase price of $79.1 million; and a senior mortgage loan debt investment for approximately $44.7 million.

Rent collections for the year ended December 31, 2020 for our industrial and multi-family properties to date are 99.2% and 99.4%, respectively. Rent collections for office have also been strong at 99.2% driven by the relatively long-term nature of our office leases and strong operating history of our customers. To date, rent collections for retail are 95.8%, largely due to rent deferral agreements that we executed with certain otherwise successful customers which require abated rent to be repaid over 2021. As previously mentioned, we have restructured certain leases and may restructure additional leases to provide temporary rent relief needed by certain customers. We have executed forbearance agreements with certain of our customers for an amount equal to approximately 1.8% of 2020 base rent originally payable. After accounting for such agreements, we received or deferred 99.7% of our base rent originally payable during 2020, and 96.8% of our base rent originally payable for the months of January and February in 2021. In addition, with less than 10% of our total portfolio rent coming from non-essential retail customers, our sector diversification and balance sheet strength have positioned us well to weather these short-term cash flow disruptions. We are pleased to report that all of our retail customers were open for business as of the end of 2020, and we are encouraged by the increases in visitor traffic at our retail centers that we have seen over the past ten months since our COVID-19 shutdown low in mid-April, even with the recent surge of new

COVID-19 cases. In addition, while the market is seeing a rise in retailer bankruptcies, we are pleased to report that only 0.30% of our total portfolio rent payable is associated with customers who have filed for bankruptcy.

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

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. Further, our board of directors may modify, suspend or terminate our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K, for all the terms and conditions.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our redemption and repurchase history.

The table below summarizes the redemption activity for the three months ended December 31, 2020:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
October 31, 2020	936	$7.51	936	—
November 30, 2020	878	7.52	878	—
December 31, 2020 (3)	649	7.53	649	—
Total	2,463	$7.52	2,463	—

(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in December 2020 are considered redeemed on January 1, 2021 and are not included in the table above.

For the years ended December 31, 2020 and 2019, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $105.6 million and $120.6 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

Distributions

We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Our total distributions declared during the years ended December 31, 2020, 2019 and 2018 were $57.8 million, $55.3 million and $52.5 million, respectively, which includes $21.3 million, $20.7 million and $19.1 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2020, 2019, and 2018 was $41.1 million, $49.3 million and $67.5 million, respectively. Accordingly, in certain years and certain individual quarters, total distributions were not fully funded by cash flow from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In the future, we may continue to fund monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of monthly regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our monthly cash distributions to our stockholders from a combination of our operating, investing, and financing activities, which include net proceeds of this offering, dispositions, and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

Our ability to pay distributions solely from cash flow from operations has been impacted by the expiration of certain large leases in our portfolio, current yield environment for industrial and multi-family assets and disposition of certain properties, which is evidenced under “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” wherein the impact of large lease expirations to our net operating income is referenced further. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations, however we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions (all else equal) results in a net increase to NAV. Conversely, if our distributions exceed our cash flow from operations (all else equal), the net effect would result in a decrease to NAV.

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

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain). In addition, if we fail to distribute during each calendar year at least the sum of (a) 85% of our ordinary income for such year, (b) 95% of our capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we will be subject to a nondeductible 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us, plus (ii) retained amounts on which we pay income tax at the corporate level. Distributions are authorized at the discretion of the board of directors, in accordance with our earnings, cash flow and general financial condition. The board’s discretion is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.

Holders

The following tables summaries the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of March 1, 2021:

	Class T	Class S	Class D	Class I	Class E
(shares or units in thousands)	Shares	Shares	Shares	Shares	Shares	OP Units (1)
Shares or units outstanding	10,372	26,429	4,892	45,498	59,425	16,264
Number of holders of record	2,917	1,937	629	3,020	10,524	246

(1)	Includes Series 1 and 2 Class E OP Units, Class S OP Units, and Class I OP Units. The number of holders of record for OP Units represent the number of third-party investors.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2020, our real property portfolio consisted of 57 properties, which includes nine properties that are part of the DST Program (as defined below), totaling approximately 11.9 million square feet located in 25 markets throughout the U.S.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During 2020, we raised $104.7 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $21.3 million from the sale of common stock under our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During 2020, we sold $278.2 million of gross interests related to the DST Program, $26.5 million of which were financed by DST Program Loans. See “Note 5 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real property portfolio by segment as of December 31, 2020:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	8	9	2,082	17.5%	$32.67	77.8%	$753,950	29.4%
Retail properties	8	26	3,048	25.7	18.89	93.4	906,100	35.3
Multi-family properties	4	4	1,222	10.3	22.96	93.4	388,350	15.2
Industrial properties	15	18	5,517	46.5	4.77	98.4	516,100	20.1
Total real property portfolio	25	57	11,869	100.0%	$14.13	93.1%	$2,564,500	100.0%

(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2020.

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

Real Estate Outlook

The U.S. economic environment in 2020 saw a turbulent shift from 2019 as a result of the COVID-19 pandemic. Gross domestic product (GDP) saw a steep decline while unemployment increased following widespread stay-at-home orders and business closures in early 2020. Despite an abrupt shift in economic trajectory in early 2020, the overall economy saw a gradual recovery in the second half of 2020 as evidenced by increasing employment, GDP, consumer confidence and manufacturing activity, spurred in part by large-scale fiscal stimulus measures.

The impact of the pandemic on 2020 commercial real estate performance varied dramatically across sectors. Industrial outperformed in 2020 as the pandemic accelerated many of the trends in ecommerce and logistics that drive fundamentals. Multi-family was another top performing sector in 2020. In particular, suburban multi-family outperformed urban multi-family driven by demographic shifts and increased demand for less dense housing outside of core central business districts. Necessity-based retail proved resilient from a valuation perspective in 2020 given the defensive nature of the sector. Many grocers and other necessity-based retailers saw increased sales as a result of COVID-19, highlighting the ability of the sector to weather economic shocks. Office sector valuations also proved relatively insulated from pandemic-induced short-term impacts, as pricing remained fairly stable over the past year, particularly for well-located assets outside central business districts with long-term leases in place and high collection rates. Investments within sectors that DPF does not own such as lodging and malls saw the greatest price declines as stay-at-home orders and social distancing measures negatively impacted operations.

The 2021 outlook for commercial real estate also varies by sector. Even with the ongoing recovery from the pandemic, we expect the trends in e-commerce and logistics that drive industrial performance to persist. E-commerce sales are forecasted to reach 30% of total retail sales by 2030, up from 11% in 2019. Suburban multi-family is positioned well heading into 2021 given continued demographic shifts and increased preference among renters for better affordability in less dense submarkets. The fundamentals that supported necessity-based retail performance in 2020 should support continued resilience. Q3 2020 saw real personal consumer expenditure grow by 8.9% to a level close to pre-pandemic levels. Further supporting the outlook for necessity-based retail, consumer expenditures on durable goods and certain nondurable goods like food and beverage were up in Q3 2020 relative to Q4 2019. Lastly, suburban office is positioned to benefit from increased preference for lower density space outside of core central business districts. We expect there to be gradual shift in demand towards suburban office properties as employees prefer to work closer to home in desirable submarkets outside of major downtowns.

Despite varied expectations by sector, there are several themes impacting the broader outlook for commercial real estate in 2021. Continued economic recovery efforts and the potential for increased vaccine adoption could result in heightened demand across all real estate sectors. The confluence of interest rates remaining historically low, abundant foreign and domestic capital seeking increased real estate allocations and a search for yield could support strong performance and increased real estate transaction volume throughout 2021. Lastly, the impact of federal policy presents a mixed outlook as the possibility for further stimulus that supports macroeconomic fundamentals must be weighed against any potential policy change and its impact on the real estate sector.

RESULTS OF OPERATIONS

Summary of 2020 Activities

During 2020, we completed the following activities:

●	We acquired over $420 million of investments, including: nine industrial properties comprising 2.6 million square feet for an aggregate contractual purchase price of approximately $256.1 million; one necessity-based retail property comprising 0.2 million square feet for an aggregate contractual purchase price of approximately $41.6 million; one multi-family property comprising 340 units for an aggregate contractual purchase price of approximately $79.1 million; and a senior mortgage loan debt investment for approximately $44.7 million.
●	We sold one retail property and one retail outparcel for net proceeds of approximately $27.4 million. We recorded a net gain on sale of approximately $13.3 million.
●	In conjunction with our near-term investment strategy, we successfully shifted our property sector allocations to prioritize new investments in the industrial and multi-family sectors due to relatively attractive fundamental conditions. Accordingly, our industrial and multi-family investments represented approximately 20.1% and 15.2%, respectively, of our portfolio (based on fair value) for the year ended December 31, 2020, versus 11.0% and 14.2%, respectively, for the year ended December 31, 2019. In addition, our retail and office investments represented 35.3% and 29.4%, respectively, for the year ended December 31, 2020 compared to 40.6% and 34.2%, respectively, for the year ended December 31, 2019.
●	We leased approximately 1.7 million square feet, which included 169,000 square feet of new leases and 1.5 million square feet of renewals. We are currently 93.1% leased as of December 31, 2020, as compared to 93.6% as of December 31, 2019.
●	We decreased our leverage ratio from 40.0% as of December 31, 2019 to 37.1% as of December 31, 2020. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our total borrowings divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (based on the outstanding principal balance of our borrowings less cash and cash equivalents) our leverage ratio increased from 35.4% as of December 31, 2019, to 36.6% as of December 31, 2020.
●	We raised $104.7 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $21.3 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $278.2 million of gross capital through private placement offerings by selling DST Interests, $26.5 million of which were financed by DST Program Loans.
●	We redeemed 14.1 million shares of common stock at a weighted-average purchase price of $7.50 per share for an aggregate amount of $105.6 million.

Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table summarizes our results of operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below include 39 properties totaling 6.5 million square feet owned as of January 1, 2019, which portfolio represented 55.0% of total rentable square feet as of December 31, 2020.

	For the Year Ended
	December 31,		Change
($ in thousands, except per square foot data)	2020	2019	$	%
Rental revenues:
Same store properties	$146,739	$148,272	$(1,533)	(1.0)%
Non-same store properties	37,506	36,169	1,337	3.7
Total rental revenues	184,245	184,441	(196)	(0.1)
Rental expenses:
Same store properties	(49,033)	(49,413)	380	0.8
Non-same store properties	(13,345)	(11,647)	(1,698)	(14.6)
Total rental expenses	(62,378)	(61,060)	(1,318)	(2.2)
Net operating income:
Same store properties	97,706	98,859	(1,153)	(1.2)
Non-same store properties	24,161	24,522	(361)	(1.5)
Total net operating income	121,867	123,381	(1,514)	(1.2)
Other income and (expenses):
Debt-related income	2,347	227	2,120	NM
Real estate-related depreciation and amortization	(62,923)	(57,342)	(5,581)	(9.7)
General and administrative expenses	(8,656)	(8,985)	329	3.7
Advisory fees, related party	(21,819)	(17,413)	(4,406)	(25.3)
Litigation expense	(2,500)	—	(2,500)	—
Impairment of real estate property	—	(113)	113	100.0
Interest expense	(58,747)	(48,170)	(10,577)	(22.0)
Gain on sale of real estate property	13,335	160,537	(147,202)	(91.7)
Gain on extinguishment of debt and financing commitments, net	—	1,002	(1,002)	(100.0)
Other income	1,037	153	884	NM
Total other (expenses) income	(137,926)	29,896	(167,822)	NM
Net (loss) income	(16,059)	153,277	(169,336)	NM
Net loss attributable to redeemable noncontrolling interests	54	—	54	—
Net loss (income) attributable to noncontrolling interests	1,091	(10,726)	11,817	NM
Net (loss) income attributable to common stockholders	$(14,914)	$142,551	$(157,465)	NM
Same store supplemental data:
Same store average percentage leased	91.4%	91.9%
Same store average annualized base rent per square foot	$18.15	$18.58

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues for the year ended December 31, 2020 were generally consistent with the same period in 2019, with decreases generally resulting from reduced occupancy at our 1300 Connecticut office property and at our Durgin Square and Orleans retail properties in 2020, as well as two lease termination payments totaling $15.2 million made in 2018 that were fully amortized through the second quarter of 2019 that resulted in an increase in rental revenues for the year ended December 31, 2019. These decreases were partially offset by additional early termination fees received at our Venture Corporate Center property during the fourth quarter of 2020 as well as an increase in non-same store revenue in 2020 due to net positive acquisition activity, primarily in the industrial and multi-family segments after accounting for dispositions, primarily in the retail and office segments.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,		Change
(in thousands)	2020	2019	$	%
Rental income	$175,542	$173,415	$2,127	1.2%
Straight-line rent	5,539	7,776	(2,237)	(28.8)
Amortization of above- and below-market intangibles	3,164	3,250	(86)	(2.6)
Total rental revenues	$184,245	$184,441	$(196)	(0.1)%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by $1.3 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2019, which was partially offset by our disposition activity since 2019 as described above.

The following table presents the various components of our rental expenses:

	For the Year Ended
	December 31,		Change
(in thousands)	2020	2019	$	%
Real estate taxes	$24,381	$23,664	$717	3.0%
Repairs and maintenance	16,362	18,678	(2,316)	(12.4)
Utilities	5,970	6,452	(482)	(7.5)
Property management fees	4,318	4,262	56	1.3
Insurance	1,907	1,519	388	25.5
Other	9,440	6,485	2,955	45.6
Total rental expenses	$62,378	$61,060	$1,318	2.2%

Other Income and Expenses. The net amount of other expenses increased by $167.8 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily as a result of larger gains on 2019 dispositions, an increase in interest expense driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program, an increase in real estate-related depreciation and amortization driven by accelerated amortization of intangible lease assets related to early lease terminations at our Venture Corporate Center office property as described above, and an increase in advisory fees driven by financing obligations associated with the sale of interests related to our DST Program during 2020.

Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, which is incorporated herein by reference, for a comparison of our results of operations for the year ended December 31, 2019 and December 31, 2018.

Segment Summary for the Years Ended December 31, 2020 and 2019

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

See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Year Ended
	December 31,		Change
($in thousands, except per square foot data)	2020	2019	$	%
Rental revenues:
Office	$69,060	$70,085	$(1,025)	(1.5)%
Retail	66,769	67,626	(857)	(1.3)
Multi-family	—	—	—	—
Industrial	10,910	10,561	349	3.3
Total same store rental revenues	146,739	148,272	(1,533)	(1.0)
Non-same store properties	37,506	36,169	1,337	3.7
Total rental revenues	$184,245	$184,441	$(196)	(0.1)%
NOI:
Office	$38,917	$39,558	$(641)	(1.6)%
Retail	50,269	51,039	(770)	(1.5)
Multi-family	—	—	—	—
Industrial	8,520	8,262	258	3.1
Total same store NOI	97,706	98,859	(1,153)	(1.2)
Non-same store properties	24,161	24,522	(361)	(1.5)
Total NOI	$121,867	$123,381	$(1,514)	(1.2)%
Same store average percentage leased:
Office	81.2%	83.1%
Retail	94.2	93.9
Multi-family	—	—
Industrial	99.9	99.7
Same store average annualized base rent per square foot:
Office	$29.53	$30.76
Retail	18.58	18.74
Multi-family	—	—
Industrial	5.33	5.07

Office Segment. Our office segment same store NOI decreased by approximately $0.6 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to a vacancy at our 1300 Connecticut property and reduced straight-line rent amortization due to early termination fees at our Venture Corporate Center property which were fully amortized in 2019. This was partially offset by additional early termination fees received at our Venture Corporate Center property during the fourth quarter of 2020 and increased occupancy at our 3 Second Street property.

Retail Segment. Our retail segment same store NOI decreased by approximately $0.8 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to a termination fee received during the third quarter of 2019 at our Wareham property and reduced occupancy at our Durgin Square, Orleans, Yale and Saugus properties in 2020. These decreases were partially offset by a termination fee received during the second quarter of 2020 at our Chester property and increased occupancy at our Braintree and Bandera properties in 2020.

Multi-family Segment. Same store information is not provided for our multi-family segment due to the fact that our first multi-family property was acquired in 2019.

Industrial Segment. Our industrial segment same store NOI increased by approximately $0.3 million for the year ended December 31, 2020 compared to the same period in 2019 primarily due to increased occupancy at our Stafford Grove property in 2020.

Segment Summary for the Years Ended December 31, 2019 and 2018

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, which is incorporated herein by reference, for a comparison of our segments for the year ended December 31, 2019 and December 31, 2018.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations - Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019” above for a reconciliation of our GAAP net income (loss) to NOI for the years ended December 31, 2020 and 2019.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
GAAP net (loss) income attributable to common stockholders	$(14,914)	$142,551	$(1,237)
GAAP net (loss) income per common share—basic and diluted	$(0.10)	$1.04	$(0.01)
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(14,914)	$142,551	$(1,237)
Real estate-related depreciation and amortization	62,923	57,342	57,866
Impairment of real estate property	—	113	14,648
Gain on sale of real estate property	(13,335)	(160,537)	(14,093)
Noncontrolling interests’ share of net (loss) income	(1,091)	10,726	(101)
Redeemable noncontrolling interests' share of net loss	(54)	—	—
Noncontrolling interests’ share of NAREIT FFO	(2,462)	(3,565)	(4,461)
Redeemable noncontrolling interests' share of NAREIT FFO	(110)	—	—
NAREIT FFO attributable to common stockholders—basic	30,957	46,630	52,622
NAREIT FFO attributable to OP Units	2,572	3,563	4,456
NAREIT FFO	$33,529	$50,193	$57,078
Weighted-average shares outstanding—basic	142,268	136,925	128,740
Weighted-average shares outstanding—diluted	154,052	147,316	139,674
NAREIT FFO per common share—basic and diluted	$0.22	$0.34	$0.41

See “Results of Operations” above for further detail.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2020, we had approximately $139.0 million of borrowings maturing in the next 12 months, including scheduled amortization payments. Of this amount, $127.0 million relates to a mortgage note secured by our 3 Second Street office property. This mortgage note was scheduled to expire in January 2021, but subsequent to December 31, 2020, we exercised the second one-year extension option extending the final maturity date to January 2022. We expect to be able to repay our principal obligations over the next 12 months from operating cash flows and through refinancings and/or disposition proceeds.

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

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, to date we have collected approximately 97.9% of our rental revenues for the year ended December 31, 2020 (based on base rent originally payable) across the portfolio, compared to average annual collections of over 99% prior to the pandemic. As previously mentioned, we have restructured certain leases and may restructure additional leases to provide temporary rent relief needed by certain customers. In 2020, we executed forbearance agreements with certain of our customers for an amount equal to approximately 1.8% of our 2020 base rent originally payable. After accounting for such agreements, we received or deferred 99.7% of our base rent originally payable for the year ended December 31, 2020 and 96.8% of base rent originally payable for the months of January and February in 2021. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of December 31, 2020, our financial position was strong with 37.1% leverage, or 36.6% leverage net of cash and cash equivalents, and $11.3 million of cash and cash equivalents as of December 31, 2020. In addition, our portfolio was 93.1% leased as of December 31, 2020 and is diversified across 57 properties totaling 11.9 million square feet across 25 geographic markets. Our properties contain a diverse roster of 453 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 29.4% office, 15.2% multi-family, 20.1% industrial and 35.3% retail which is primarily grocery-anchored.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Total cash provided by (used in):
Operating activities	$41,128	$49,348	$67,516
Investing activities	(420,256)	(92,911)	(17,985)
Financing activities	293,080	134,307	(51,509)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(86,048)	$90,744	$(1,978)

2020 Cash Flows Compared to 2019 Cash Flows

Net cash provided by operating activities decreased by approximately $8.2 million for the year ended December 31, 2020, compared to the same period in 2019, primarily due to an increase in interest expense due to our increasing financing obligations resulting from our DST Program and an increase in advisory fees driven by net capital raise and litigation expenses paid in 2020. These were partially offset by lease termination payments received at our Venture Corporate Center office property during 2020.

Net cash used in investing activities increased by approximately $327.3 million for the year ended December 31, 2020, primarily due to (i) a decrease in net disposition proceeds of $314.3 million due to proceeds received in 2019 related to the sale of five office properties, two retail properties and two retail outparcels, as compared to the sale of one retail property and one retail outparcel in 2020; and (ii) cash paid to acquire a debt-related investment during 2020 of $45.5 million. These were partially offset by a decrease in real estate acquisition activity during 2020 of $39.1 million.

Net cash provided by financing activities increased by approximately $158.8 million for the year ended December 31, 2020, primarily due to an increase in our net borrowing activity driven by (i) proceeds received from the line of credit of $106.0 million in 2020, as compared to repayments of $131.0 million in 2019; and (ii) the repayment of a mortgage note in 2019 of $35.1 million, as compared to only $3.0 million in 2020. These drivers were partially offset by additional proceeds received in 2019 related to $112.0 million of borrowings under a mortgage note and our term loan.

2019 Cash Flows Compared to 2018 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, which is incorporated herein by reference, for a comparison of our cash flows for the year ended December 31, 2019 and December 31, 2018.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2020, we had an aggregate of $975.0 million of commitments under our unsecured credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) $106.0 million amounts outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 2.98%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.

The unused and available portions under our line of credit were $344.0 million and $208.0 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, certain of our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of December 31, 2020, our line of credit and term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of December 31, 2020, we had property-level borrowings of approximately $337.5 million outstanding with a weighted-average remaining term of approximately 3.0 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.16%, which includes the effects of an interest rate swap agreement related to a $49.8 million variable-rate mortgage note. The proceeds from our mortgage notes were used to partially finance certain of our acquisitions. Refer to “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt or to pay distributions. We were in compliance with our debt covenants as of December 31, 2020.

Offering Proceeds. For the year ended December 31, 2020, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $126.0 million ($118.4 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount							Source of Distributions Paid in Cash
	Declared						Total Cash
	per						Flows from	Cash Flows from
(in thousands, except per share	Common			Reinvested in		Total	Operating	Operating
data)	Share (1)	Paid in Cash (2)		Shares		Distributions	Activities	Activities		Borrowings
2020
March 31	$0.09375	$9,032	62.8%	$5,360	37.2%	$14,392	$7,455	$7,455	82.5%	$1,577	17.5%
June 30	0.09375	9,150	63.3	5,316	36.7	14,466	11,384	9,150	100.0	—	—
September 30	0.09375	9,074	63.2	5,282	36.8	14,356	10,008	9,074	100.0	—	—
December 31	0.09375	9,214	63.3	5,347	36.7	14,561	12,281	9,214	100.0	—	—
Total	$0.37500	$36,470	63.1%	$21,305	36.9%	$57,775	$41,128	$34,893	95.7%	$1,577	4.3%
2019
March 31	$0.09375	$8,442	62.8%	$4,997	37.2%	$13,439	$5,624	$5,624	66.6%	$2,818	33.4%
June 30	0.09375	8,615	62.5	5,180	37.5	13,795	14,819	8,615	100.0	—	—
September 30	0.09375	8,653	62.1	5,270	37.9	13,923	15,210	8,653	100.0	—	—
December 31	0.09375	8,808	62.5	5,294	37.5	14,102	13,695	8,808	100.0	—	—
Total	$0.37500	$34,518	62.5%	$20,741	37.5%	$55,259	$49,348	$31,700	91.8%	$2,818	8.2%

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.
(2)	Includes other cash distributions consisting of: (i) distributions paid to OP Unit holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.

For the years ended December 31, 2020 and 2019, our FFO was $33.5 million, or 58.0% of our total distributions, and $50.2 million, or 90.8% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2020, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except for per share data)	2020	2019	2018
Number of shares requested for redemption or repurchase	14,071	16,413	22,883
Number of shares redeemed or repurchased	14,071	16,413	22,883
% of shares requested that were redeemed or repurchased	100.0%	100.0%	100.0%
Average redemption or repurchase price per share	$7.50	$7.35	$7.47

For the years ended December 31, 2020 and 2019, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $105.6 million and $120.6 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings. In addition, refer to “Note 8 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.

SUBSEQUENT EVENTS

We performed a review of events subsequent to the consolidated balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2020, under our various contractual obligations and commitments:

	Less than			More than
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Borrowings (1)(2)	$164,881	$394,311	$416,649	$75,533	$1,051,374
Future minimum lease payments related to the DST Program (3)	25,028	49,868	50,750	378,766	504,412
Total	$189,909	$444,179	$467,399	$454,299	$1,555,786

(1)	Includes principal and interest on our borrowings. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail.
(2)	Includes a $127.0 million floating-rate mortgage note with a maturity date of January 2021. Subsequent to December 31, 2020, we exercised the second one-year extension option extending the final maturity date to January 2022.
(3)	The underlying interests of properties that are sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 20 years.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We adopted this standard as of the reporting period beginning January 1, 2021. The adoption did not have a material effect on our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) to refine the scope of ASU 2020-04 and clarify the guidance as part of FASB’s ongoing monitoring of global reference rate reform activities. The ASU extends the guidance to provide optional expedients and exceptions for applying GAAP to derivative contracts if certain criteria are met. The amendments only apply to derivative contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to derivative contracts entered into after December 31, 2022. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.

INFLATION

Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not paid or reimbursed by our customers. Substantially all of our commercial leases provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations. Our multi-family leases typically have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by adjusting rental rates on our multi-family leases.

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

Investment in Real Estate Properties

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Impairment of Real Estate Properties

We review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation value require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2020, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of December 31, 2020, our fixed interest rate debt consisted of $210.5 million under our mortgage notes, which included a $49.8 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 73.4% of our total consolidated debt as of December 31, 2020. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2020, the fair value and the carrying value of our fixed interest rate debt, excluding the values of any associated hedges, was $706.5 million and $710.5 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2020. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2020, our consolidated variable interest rate debt consisted of $106.0 million of borrowings under our line of credit, $25.0 million of borrowings under our term loans, and $127.0 million under our mortgage notes, which represented 26.6% of our total consolidated debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $258.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our variable interest rate debt as of December 31, 2020, would increase our annual interest expense by approximately $0.6 million.

Derivative Instruments. As of December 31, 2020, we had 15 outstanding derivative instruments with a total notional amount of $676.8 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Black Creek Diversified Property Fund Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Black Creek Diversified Property Fund Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the estimated fair value of certain acquired tangible and intangible assets and liabilities in an asset acquisition

As described in Note 3, the Company acquired $377.6 million of real estate properties during 2020 that were accounted for as acquisition of assets. The purchase price in an asset acquisition is allocated among the individual components of both the tangible assets and intangible assets and liabilities acquired based on their relative fair values. A portion of the fair value of each property is allocated to land as determined using comparable land sales. A portion of the fair value of the property is allocated to building and building improvements based on its “as-if” vacant fair value. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include avoided lost rent, leasing commissions, tenant improvements, legal, and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities are determined by comparing the in-place leases to estimated fair market rental rates at the acquisition date.

We identified the evaluation of the estimated fair value of certain acquired tangible and intangible assets and liabilities in an asset acquisition, as a critical audit matter. These include land, buildings, in-place lease intangibles, including the above or below market rent component of in-place lease intangibles. Specifically, subjective auditor judgment was required to evaluate the assumptions used in the Company’s determination of the estimated fair value, which included comparable land sales, estimated replacement cost of the building, market rental rates, market rental growth rates, market leasing commissions, and discount rate.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated fair value of land, replacement cost of the building, market rental rates, market rental growth rates, market leasing commissions, and discount rate by comparing the Company’s estimates to our independently developed ranges of comparable land sales, estimated replacement cost of the building, market rental rates, market growth rates, market leasing commissions, and discount rates.

Assessment of the expected hold periods for investments in real estate properties

As described in Note 3, the Company had $1,954.6 million of net investment in real estate properties as of December 31, 2020. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.

We identified the assessment of the expected hold periods for investments in real estate properties as a critical audit matter. A high degree of subjective auditor judgment is required in assessing the events or changes in circumstances used by the Company to evaluate the expected hold periods for investments in real estate assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s hold periods by inquiring of management, considering the current economic environment, reading minutes of the meetings of the Company’s Board of Directors, and analyzing documents prepared by the Company regarding proposed real estate transactions and potential triggering events. We inquired of management and inspected documentation from the Company regarding the status and evaluation of any potential disposal of properties, which we corroborated with others in the organization who are responsible for, and have authority over, disposition activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Denver, Colorado

March 5, 2021

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Net investment in real estate properties	$1,954,573	$1,612,632
Debt-related investments, net	49,628	2,575
Cash and cash equivalents	11,266	97,772
Restricted cash	10,468	10,010
DST Program Loans	45,229	19,404
Other assets	40,396	35,872
Total assets	$2,111,560	$1,778,265
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$40,371	$35,226
Debt, net	965,305	846,567
Intangible lease liabilities, net	40,457	43,503
Financing obligations, net	502,533	258,814
Other liabilities	61,205	43,867
Total liabilities	1,609,871	1,227,977
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	3,798	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 60,873 shares and 66,804 shares issued and outstanding, respectively	609	668
Class T common stock, $0.01 par value—500,000 shares authorized, 9,831 shares and 5,852 shares issued and outstanding, respectively	98	59
Class S common stock, $0.01 par value—500,000 shares authorized, 23,516 shares and 20,593 shares issued and outstanding, respectively	235	206
Class D common stock, $0.01 par value—500,000 shares authorized, 4,098 shares and 3,499 shares issued and outstanding, respectively	41	35
Class I common stock, $0.01 par value—500,000 shares authorized, 44,723 shares and 43,732 shares issued and outstanding, respectively	447	437
Additional paid-in capital	1,269,146	1,257,147
Distributions in excess of earnings	(841,496)	(775,259)
Accumulated other comprehensive loss	(27,431)	(14,662)
Total stockholders’ equity	401,649	468,631
Noncontrolling interests	96,242	81,657
Total equity	497,891	550,288
Total liabilities and equity	$2,111,560	$1,778,265

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenues:
Rental revenues	$184,245	$184,441	$189,631
Debt-related income	2,347	227	694
Total revenues	186,592	184,668	190,325
Operating expenses:
Rental expenses	62,378	61,060	61,667
Real estate-related depreciation and amortization	62,923	57,342	57,866
General and administrative expenses	8,656	8,985	8,817
Advisory fees, related party	21,819	17,413	14,149
Litigation expense	2,500	—	—
Impairment of real estate property	—	113	14,648
Total operating expenses	158,276	144,913	157,147
Other expenses (income):
Interest expense	58,747	48,170	48,358
Gain on sale of real estate property	(13,335)	(160,537)	(14,093)
Gain on extinguishment of debt and financing commitments, net	—	(1,002)	—
Other (expenses) income	(1,037)	(153)	251
Total other expenses (income)	44,375	(113,522)	34,516
Net (loss) income	(16,059)	153,277	(1,338)
Net loss attributable to redeemable noncontrolling interests	54	—	—
Net loss (income) attributable to noncontrolling interests	1,091	(10,726)	101
Net (loss) income attributable to common stockholders	$(14,914)	$142,551	$(1,237)
Weighted-average shares outstanding—basic	142,268	136,925	128,740
Weighted-average shares outstanding—diluted	154,052	147,316	139,674
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.10)	$1.04	$(0.01)

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Net (loss) income	$(16,059)	$153,277	$(1,338)
Net unrealized loss from available-for-sale securities	—	(100)	(100)
Change from cash flow hedging derivatives	(13,842)	(16,315)	1,303
Comprehensive (loss) income	(29,901)	136,862	(135)
Comprehensive loss attributable to redeemable noncontrolling interests	99	—	—
Comprehensive loss (income) attributable to noncontrolling interests	2,119	(9,495)	116
Comprehensive (loss) income attributable to common stockholders	$(27,683)	$127,367	$(19)

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of December 31, 2017	132,466	$1,325	$1,224,061	$(818,608)	$(909)	$86,857	$492,726
Adoption of ASU 2017-12	—	—	—	(213)	213	—	—
Adjusted balance as of January 1, 2018	132,466	1,325	1,224,061	(818,821)	(696)	86,857	492,726
Net loss	—	—	—	(1,237)	—	(101)	(1,338)
Net unrealized gain from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized gain from derivative instruments	—	—	—	—	1,318	(15)	1,303
Issuance of common stock, net of offering costs	21,227	212	146,356	—	—	—	146,568
Share-based compensation, net of forfeitures	42	—	(85)	—	—	—	(85)
Redemptions of common stock	(22,883)	(228)	(170,705)	—	—	—	(170,933)
Amortization of share-based compensation	—	—	918	—	—	—	918
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(47,791)	—	(4,196)	(51,987)
Redemptions of noncontrolling interests	—	—	(809)	—	—	(5,250)	(6,059)
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522	$77,295	$411,013
Net income	—	—	—	142,551	—	10,726	153,277
Net unrealized loss from available-for-sale securities	—	—	—	—	(100)	—	(100)
Unrealized loss from derivative instruments	—	—	—	—	(15,084)	(1,231)	(16,315)
Issuance of common stock, net of offering costs	25,955	260	177,519	—	—	—	177,779
Share-based compensation, net of forfeitures	86	1	636	—	—	—	637
Redemptions of common stock	(16,413)	(165)	(120,415)	—	—	—	(120,580)
Amortization of share-based compensation	—	—	(111)	—	—	—	(111)
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(49,961)	—	(3,913)	(53,874)
Redemptions of noncontrolling interests	—	—	(218)	—	—	(1,220)	(1,438)
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288
Net loss (excluding $54 attributable to redeemable noncontrolling interest)	—	—	—	(14,914)	—	(1,091)	(16,005)
Unrealized loss from derivative instruments (excluding $45 attributable to redeemable noncontrolling interest)	—	—	—	—	(12,769)	(1,028)	(13,797)
Issuance of common stock, net of offering costs	16,612	166	118,207	—	—	—	118,373
Share-based compensation, net of forfeitures	20	—	150	—	—	—	150
Redemptions of common stock	(14,071)	(141)	(105,447)	—	—	—	(105,588)
Amortization of share-based compensation	—	—	110	—	—	` —	110
Issuances of OP Units for DST Interests	—	—	—	—	—	28,266	28,266
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(51,323)	—	(4,241)	(55,564)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(310)	—	—	—	(310)
Redemptions of noncontrolling interests	—	—	(711)	—	—	(7,321)	(8,032)
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)	$96,242	$497,891

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Operating activities:
Net (loss) income	$(16,059)	$153,277	$(1,338)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	62,923	57,342	57,866
Straight-line rent and amortization of above- and below-market leases	(8,703)	(11,026)	(18,220)
Gain on sale of real estate property	(13,335)	(160,537)	(14,093)
Lease termination fee	—	—	16,221
Impairment of real estate property	—	113	14,648
Gain on extinguishment of debt and financing commitments, net	—	(1,002)	—
Other	11,973	7,783	7,842
Changes in operating assets and liabilities	4,329	3,398	4,590
Net cash provided by operating activities	41,128	49,348	67,516
Investing activities:
Real estate acquisitions	(357,815)	(396,901)	(55,431)
Capital expenditures	(41,092)	(45,217)	(39,073)
Proceeds from disposition of real estate property	27,372	341,677	77,650
Principal collections on debt-related investments	173	8,104	438
Investment in debt related investments	(45,539)	—	—
Other	(3,355)	(574)	(1,569)
Net cash used in investing activities	(420,256)	(92,911)	(17,985)
Financing activities:
Proceeds from mortgage notes	—	62,000	—
Repayments of mortgage notes	(3,036)	(35,075)	(2,361)
Net proceeds from (repayments of) line of credit	106,000	(131,000)	(11,000)
Proceeds from term loan	—	50,000	—
Redemptions of common stock	(105,588)	(120,580)	(170,933)
Distributions on common stock	(30,010)	(29,117)	(28,737)
Proceeds from issuance of common stock	104,703	172,309	141,092
Proceeds from financing obligations	251,671	194,778	42,496
Offering costs for issuance of common stock and private placements	(9,635)	(12,186)	(8,763)
Distributions to noncontrolling interest holders	(4,335)	(3,913)	(4,207)
Redemption of OP Unit holder interests	(8,032)	(1,438)	(6,057)
Other	(8,658)	(11,471)	(3,039)
Net cash provided by (used in) financing activities	293,080	134,307	(51,509)
Net (decrease) increase in cash, cash equivalents and restricted cash	(86,048)	90,744	(1,978)
Cash, cash equivalents and restricted cash, at beginning of period	107,782	17,038	19,016
Cash, cash equivalents and restricted cash, at end of period	$21,734	$107,782	$17,038

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company”, “we,” “our” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.

Black Creek Diversified Property Fund Inc. is a Maryland corporation formed on April 11, 2005. We are primarily focused on investing in and operating a diverse portfolio of real property. Although we generally target investments in four primary property categories (office, retail, multi-family, and industrial), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2020, our real property portfolio consisted of 57 properties, which includes nine properties that are part of the DST Program, as defined in “Note 5.” We operate four reportable segments: retail, office, multi-family, and industrial. As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable. See “Note 15” for information regarding the financial results by segment.

We believe we have operated in such a manner as to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through an operating partnership, Black Creek Diversified Operating Partnership LP (the “Operating Partnership”), of which we are the sole general partner and a limited partner.

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

Reclassifications

Certain items in our consolidated statements of cash flows for 2018 were reclassified to conform to the 2019 presentation. Straight-line rent and amortization of above- and below-market leases were reclassified from previous line items within operating activities to be shown separately on one line item on the consolidated statements of cash flows.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. See “Note 3” for additional information regarding debt assumed in connection with our 2020 acquisitions. No debt was assumed in connection with our 2019 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.

The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date. During the years ended December 31, 2020, 2019 and 2018, we recorded $2.6 million, $2.0 million and $0.5 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There were no impairment charges during the year ended December 31, 2020. Refer to “Note 3” for detail regarding the non-cash impairment charges recorded during the years ended December 31, 2019 and 2018.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing, including costs associated with financing obligations. These fees and costs are amortized to interest expense over the expected terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date. Accumulated amortization of deferred financing costs was approximately $13.9 million and $9.1 million as of December 31, 2020 and 2019, respectively. Our interest expense for the years ended December 31, 2020, 2019 and 2018 included $10.0 million, $6.9 million and $4.1 million, respectively, of amortization of financing costs.

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

Redeemable Noncontrolling Interest

Black Creek Diversified Property Advisors Group LLC (the “Sponsor”) holds, either directly or indirectly, partnership units in the Operating Partnership (“OP Units”), which were issued as payment of the performance component of the advisory fee pursuant to the advisory agreement (the “Advisory Agreement”) by and among us, the Operating Partnership and Black Creek Diversified Property Advisors LLC (the “Advisor”). The Company has classified these OP Units as redeemable noncontrolling interest in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the operating partnership agreement, the Sponsor has the ability to transfer or redeem its OP units at the election of the Sponsor. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP units at the end of each measurement period.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable, we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. We analyze accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of the current novel coronavirus (COVID-19) pandemic on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of December 31, 2020, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the consolidated financial statements. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2020 and 2019, our allowance for doubtful accounts was approximately $1.1 million and $0.8 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.

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

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability by reassessing the estimated remaining useful life of such intangible lease asset or liability when it becomes probable a customer will terminate a lease before the stated lease expiration date.

Upon disposition of a real estate asset, we will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of recognizing gains or losses.

Income Taxes

We elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2006. As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

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

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

●	Quoted prices for similar assets/liabilities in active markets;
●	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);
●	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and
●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. We believe this risk is mitigated by investing our cash with high-credit quality financial institutions.

As our revenues predominately consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2020, no customers represented more than 10.0% of our total annualized base rent.

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

In April 2020, the FASB issued a Staff Question-and-Answer document to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under ASU 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which we adopted on January 1, 2019. The guidance did not have a material effect on the Company’s consolidated financial statements. However, its future impact to the Company is dependent upon the extent of lease concessions granted to customers as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions. It is not possible at this time to accurately project the nature or extent of any such possible future concessions.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We adopted this standard as of the reporting period beginning January 1, 2021. The adoption did not have a material effect on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We adopted this standard as of the reporting period beginning January 1, 2021. The adoption did not have a material effect on our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) to refine the scope of ASU 2020-04 and clarify the guidance as part of FASB’s ongoing monitoring of global reference rate reform activities. The ASU extends the guidance to provide optional expedients and exceptions for applying GAAP to derivative contracts if certain criteria are met. The amendments only apply to derivative contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to derivative contracts entered into after December 31, 2022. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of December 31,
(in thousands)	2020	2019
Land	$476,442	$418,037
Buildings and improvements	1,689,474	1,375,192
Intangible lease assets	289,762	264,121
Investment in real estate properties	2,455,678	2,057,350
Accumulated depreciation and amortization	(501,105)	(444,718)
Net investment in real estate properties	$1,954,573	$1,612,632

Acquisitions

During the years ended December 31, 2020 and 2019, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2020 Acquisitions:
Village at Lee Branch	Retail	1/29/2020	$41,665
Railhead DC (2)	Industrial	2/4/2020	19,295
Tri-County DC II B	Industrial	2/14/2020	2,884
Sterling IC	Industrial	3/25/2020	5,118
Clayton Commerce Center	Industrial	6/26/2020	59,289
Bay Area Commerce Center	Industrial	8/27/2020	48,807
Air Tech (3)	Industrial	10/16/2020	18,709
East Columbia IC	Industrial	12/2/2020	14,914
Plainfield LC	Industrial	12/16/2020	19,428
395 LC	Industrial	12/21/2020	68,270
The Palms	Multi-family	11/3/2020	79,212
Total 2020 acquisitions			$377,591
2019 Acquisitions:
Tri-County Distribution Center	Industrial	2/13/2019	$20,729
Florence Logistics Center	Industrial	5/14/2019	18,629
World Connect Logistics Center	Industrial	9/27/2019	43,971
Tri-County DC II A	Industrial	10/1/2019	9,821
Aurora DC	Industrial	12/13/2019	8,548
The Daley	Multi-family	7/2/2019	95,305
Juno Winter Park	Multi-family	7/9/2019	84,549
Perimeter	Multi-family	12/19/2019	117,170
Total 2019 acquisitions			$398,722

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
(2)	Includes debt assumed at fair value as of the acquisition date of $9.8 million, with a principal amount of $9.2 million.
(3)	Includes debt assumed at fair value as of the acquisition date of $3.6 million, with a principal amount of $3.4 million.

During the years ended December 31, 2020 and 2019, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

	As of December 31,
($ in thousands)	2020	2019
Land	$64,517	$53,756
Building	287,762	328,928
Intangible lease assets	26,144	16,480
Above-market lease assets	2,102	265
Below-market lease liabilities	(2,934)	(707)
Total purchase price (1)	$377,591	$398,722

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2020 and 2019, as of the respective date of each acquisition, were 9.2 years and 5.4 years, respectively.

Dispositions

During the year ended December 31, 2020, we sold one retail property and one retail outparcel for net proceeds of approximately $27.4 million. We recorded a net gain on sale of approximately $13.3 million.

During the year ended December 31, 2019, we sold five office properties, two retail properties, and two outparcels for net proceeds of approximately $341.7 million, which is net of the property-related debt repayment described in Note 4. We recorded a net gain on sale of approximately $160.5 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2020 and 2019 include the following:

	As of December 31, 2020			As of December 31, 2019
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$266,242	$(214,055)	$52,187	$242,704	$(200,623)	$42,081
Above-market lease assets	23,520	(21,216)	2,304	21,417	(20,859)	558
Below-market lease liabilities	(79,891)	39,434	(40,457)	(80,002)	36,499	(43,503)

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2020, for the next five years and thereafter:

	As of December 31, 2020
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Intangible lease assets	$11,845	$9,343	$7,621	$6,034	$5,080	$12,264	$52,187
Above-market lease assets	355	342	328	305	256	718	2,304
Below-market lease liabilities	(2,898)	(2,788)	(2,651)	(2,482)	(2,447)	(27,191)	(40,457)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Increase (decrease) to rental revenue:
Straight-line rent adjustments (1)	$5,539	$7,776	$14,508
Above-market lease amortization	(357)	(792)	(1,096)
Below-market lease amortization	3,521	4,042	4,808
Real estate-related depreciation and amortization:
Depreciation expense	$47,629	$40,824	$38,091
Intangible lease asset amortization	15,294	16,518	19,775

(1)	The straight-line rent adjustment amount for the years ended December 31, 2019 and 2018 included $6.1 million and $10.1 million, respectively, related to early lease termination payments that were recognized to rental revenues on a straight-line basis over the remaining term of the respective lease.

Future Minimum Rentals

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial customers under the terms of non-cancelable operating and ground leases in effect as of December 31, 2020, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

As of December 31,
(in thousands)	2020
Year 1	$122,849
Year 2	114,326
Year 3	103,878
Year 4	86,626
Year 5	71,606
Thereafter	229,768
Total	$729,053

Leases for our multi-family customers are generally 12 months or less and are therefore excluded from the table above.

Real Estate Property Impairment

There were no impairment charges recorded during the year ended December 31, 2020.

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

4. DEBT

Our debt is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under our non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. Two of our mortgage notes are currently partial recourse to us, for which we provide the following limited guaranties: $4.1 million and $0.3 million that are each guaranteed until we meet certain lender-specified thresholds at the respective collateralized property. Other than these limited guarantees, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2020	2019	Current Maturity Date	2020	2019
Line of credit (1)	1.54%	3.16%	January 2023	$106,000	$—
Term loan (2)	3.27	3.04	January 2024	325,000	325,000
Term loan (3)	3.29	3.29	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.55	3.52	September 2021 - December 2029	210,544	200,857
Floating-rate mortgage note (5)	2.50	4.01	January 2021	127,000	127,000
Total principal amount / weighted-average (6)	3.04%	3.36%		$968,544	$852,857
Less: unamortized debt issuance costs				$(4,083)	$(6,535)
Add: mark-to-market adjustment on assumed debt				844	245
Total debt, net				$965,305	$846,567
Gross book value of properties encumbered by debt				$584,637	$535,196

(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of December 31, 2020, the unused and available portions under the line of credit were approximately $344.0 million and $208.0 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of December 31, 2020. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of December 31, 2020. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.
(4)	The amount outstanding as of December 31, 2020 includes a $49.8 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.
(5)	The effective interest rate is calculated based on LIBOR plus a margin. As of December 31, 2020 and 2019, our floating-rate mortgage note was subject to a weighted-average interest rate spread of 2.25% and 2.25%, respectively. Subsequent to December 31, 2020, we exercised the second one-year extension option extending the final maturity date to January 2022.
(6)	The weighted-average remaining term of our borrowings was approximately 2.5 years as of December 31, 2020, excluding the impact of certain extension options.

As of December 31, 2020, the principal payments due on our outstanding debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
2021 (1)	$—	$—	$138,973	$138,973
2022 (2)	—	200,000	2,865	202,865
2023 (3)	106,000	—	48,889	154,889
2024	—	325,000	2,266	327,266
2025	—	—	72,360	72,360
Thereafter	—	—	72,191	72,191
Total principal payments	$106,000	$525,000	$337,544	$968,544

(1)	Includes a $127.0 million floating-rate mortgage note with a maturity date of January 2021. Subsequent to December 31, 2020, we exercised the second one-year extension option extending the final maturity date to January 2022.
(2)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.
(3)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of December 31, 2020, our line of credit and our term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the line of credit and term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2020.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt.  During the next 12 months, we estimate that approximately $10.0 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of December 31, 2020
Interest rate swaps	14	$549,849	$—	$26,916
Interest rate caps	1	127,000	—	—
Total derivative instruments	15	$676,849	$—	$26,916
As of December 31, 2019
Interest rate swaps (1)	14	$601,005	$288	$13,308
Interest rate caps	1	146,600	—	—
Total derivative instruments	15	$747,605	$288	$13,308

(1)	Includes four interest rate swaps with a combined notional amount of $200.0 million that became effective in January 2020 and three interest rate swaps with a combined notional of $150.0 million that expired in January 2020.

The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(21,589)	$(13,341)	$317
Amount reclassified from AOCI into interest expense	7,747	(1,600)	986
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	—	(1,374)	—
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	58,747	48,170	48,358
Derivative instruments not designated as cash flow hedges:
(Loss) gain recognized in income	$(13)	$(25)	$49

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

Under the master lease, we are responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and are responsible for paying rent to the Delaware statutory trust that owns such property. As such, for financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payment obligations taking the place of the cost of equity and debt capital. Accordingly, for financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line item on the consolidated statements of operations. Consistent with the foregoing, rental payments made to the Delaware statutory trusts pursuant to the master lease agreements are accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations. The net amount we receive from the underlying properties subject to the master lease may be more or less than the amount we pay to the investors of the DST Program and could fluctuate over time.

Consistent with the financial reporting position described herein, the proceeds from each private placement under the DST Program are accounted for as a financing obligation on the consolidated balance sheets due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the Delaware statutory trusts. Consistent with the financial reporting position described herein, upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program are accounted for as deferred loan costs and are netted against the financing obligation.

In order to facilitate additional capital raise through the DST Program, we may offer loans (“DST Program Loans”) to finance a portion of the sale of beneficial interests (the “DST Interests”) in the trusts holding DST Properties to potential investors. As of December 31, 2020, we have approximately $45.2 million outstanding in DST Program Loans that were made to partially finance the sale of DST Interests outstanding in the DST Program. Of the $278.2 million of gross interests sold during the year ended December 31, 2020, $26.5 million were financed by DST Program Loans. DST Program Loans are evidenced by promissory notes from the investor and are secured by the investor’s DST Interests based on commercially reasonable terms. DST Program Loans bear interest at market rates that may be fixed or based on LIBOR and are non-recourse to the investor (except for certain non-recourse carve-outs). Accordingly, we include our investments in DST Program Loans separately on our consolidated balance sheets in the “DST Program loans” line item and we include income earned from DST Program Loans in “other income” on our statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

During the years ended December 31, 2020, 2019 and 2018, we sold approximately $278.2 million, $212.7 million and $43.2 million, respectively, in gross interests related to the DST Program, $26.5 million, $18.7 million, and $0.7 million of which were financed by the DST Program Loans, respectively.

During the years ended December 31, 2020, 2019 and 2018, we incurred rent obligations of approximately $19.4 million, $7.0 million and $1.1 million, respectively, under our master lease agreements with investors who are participating in the DST Program. Additionally, during 2020, 3.8 million OP Units were issued for beneficial interests for a net investment of $28.3 million in accordance with our UPREIT structure.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2020
Assets:
Derivative instruments	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
Liabilities:
Derivative instruments	$—	$26,916	$—	$26,916
Total liabilities measured at fair value	$—	$26,916	$—	$26,916
As of December 31, 2019
Assets:
Derivative instruments	$—	$288	$—	$288
Total assets measured at fair value	$—	$288	$—	$288
Liabilities:
Derivative instruments	$—	$13,308	$—	$13,308
Total liabilities measured at fair value	$—	$13,308	$—	$13,308

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

Nonrecurring Fair Value Measurements

As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, restricted cash, tenant receivables, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$49,885	$49,584	$2,578	$2,604
DST Program Loans	45,229	45,229	19,404	19,404
Liabilities:
Line of credit	$106,000	$105,592	$—	$—
Term loans	525,000	521,945	525,000	525,000
Mortgage notes	337,544	336,336	327,857	326,447

(1)	The carrying value reflects the principal amount outstanding.

7. INCOME TAXES

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2020, 2019 and 2018. We had a gross deferred tax asset of approximately $9.2 million and $5.3 million as of

December 31, 2020 and 2019, respectively, which is offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2017.

Distributions

Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. In any given year, the overall taxability of distributions could be higher or lower than the preceding year.

The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2020, 2019 and 2018. This information assumes that an investor owned shares of our common stock for the full 2020 calendar year.

	For the Year Ended December 31,
	2020	2019	2018
Ordinary income	3.28%	22.78%	42.22%
Non-taxable return of capital	12.34	61.01	57.78
Capital gain	84.38	16.21	—
Total distributions	100.00%	100.00%	100.00%

Our overall taxability increased in 2020 as compared to 2019 primarily due to increased capital gain taxability which was driven by a 1031 exchange gain initiated in 2019 but recognized in 2020 due to impacts from COVID-19. Notwithstanding, DPF continues to utilize 1031 tax deferred exchanges in relation to certain dispositions in order to defer capital gains treatment. This increase in overall taxability was slightly offset by reduced taxable income from operations.

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

Currently, we have the following registration statements effective with the SEC:

●	A public offering of up to $3.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $2.5 billion offered in our primary offering and up to $500.0 million offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. As of December 31, 2020, $2.23 billion remained unsold under this registration statement.
●	A public offering of Class E shares under our distribution reinvestment plan. As of December 31, 2020, $95.9 million remained unsold under this registration statement.

The Class T, Class S, Class D, Class I and Class E shares, all of which are collectively referred to herein as shares of common stock, generally have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-

specific basis. While gross distributions are the same for all share classes, the payment of class-specific fees results in different amounts of net distributions being paid with respect to each class of shares.

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the year ended December 31, 2020, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$31,048	$34,263	$5,452	$33,940	$—	$104,703
DRIP	1,403	3,570	683	7,993	7,628	21,277
Total offering	$32,451	$37,833	$6,135	$41,933	$7,628	$125,980
Number of shares sold:
Primary offering	4,006	4,507	728	4,531	—	13,772
DRIP	187	476	91	1,065	1,021	2,840
Total offering	4,193	4,983	819	5,596	1,021	16,612

Common Stock

The following table describes the changes in each class of common shares during each of the years ended December 31, 2020, 2019 and 2018:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
Balance as of December 31, 2017	2,062	64	2,510	34,135	93,695	132,466
Issuance of common stock:
Primary shares	878	10,414	531	6,865	—	18,688
Distribution reinvestment plan	64	81	68	941	1,385	2,539
Share-based compensation	—	—	—	42	—	42
Redemptions of common stock	(221)	(43)	(331)	(4,598)	(17,690)	(22,883)
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	3,298	10,926	1,050	7,881	—	23,155
Distribution reinvestment plan	88	366	80	1,069	1,197	2,800
Share-based compensation	—	—	—	86	—	86
Redemptions of common stock	(317)	(1,215)	(409)	(2,689)	(11,783)	(16,413)
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	4,006	4,507	728	4,531	—	13,772
Distribution reinvestment plan	187	476	91	1,065	1,021	2,840
Share-based compensation	—	—	—	20	—	20
Redemptions of common stock	(214)	(2,060)	(220)	(4,625)	(6,952)	(14,071)
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041

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

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Distributions
2020
March 31	$0.09375	$7,533	$1,499	$5,360	$14,392
June 30	0.09375	7,539	1,611	5,316	14,466
September 30	0.09375	7,482	1,592	5,282	14,356
December 31	0.09375	7,464	1,750	5,347	14,561
Total	$0.37500	$30,018	$6,452	$21,305	$57,775
2019
March 31	$0.09375	$7,198	$1,244	$4,997	$13,439
June 30	0.09375	7,303	1,312	5,180	13,795
September 30	0.09375	7,302	1,351	5,270	13,923
December 31	0.09375	7,412	1,396	5,294	14,102
Total	$0.37500	$29,215	$5,303	$20,741	$55,259

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.
(2)	Includes other cash distributions consisting of: (i) distributions paid to holders of OP Units in the Operating Partnership; and (ii) ongoing distribution fees paid to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to certain classes of our shares. See “Note 10” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2020, 2019 and 2018. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except for per share data)	2020	2019	2018
Number of shares requested for redemption or repurchase	14,071	16,413	22,883
Number of shares redeemed or repurchased	14,071	16,413	22,883
% of shares requested that were redeemed or repurchased	100.0%	100.0%	100.0%
Average redemption or repurchase price per share	$7.50	$7.35	$7.47

9. NONCONTROLLING INTERESTS

OP Units

As of December 31, 2020 and 2019, the Operating Partnership had issued OP Units to third-party investors, representing 8.6% and 6.8%, respectively, of limited partnership interests. Currently, all of the third-party investors own Class E OP Units, but we may in the future cause the Operating Partnership to issue Class T, Class S, Class D or Class I OP Units to third-party investors.

The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	As of December 31,
(in thousands)	2020	2019
Number of OP Units issued and outstanding to third-party investors	13,486	10,286
Estimated maximum redemption value (unaudited)	$101,703	$77,080

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

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Number of OP Units redeemed	1,070	196	810
Aggregate amount of OP Units redeemed	$8,032	$1,438	$6,059

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

10. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement, effective as of May 1, 2020, by and among us, the Operating Partnership and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends April 30, 2021, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with our public offerings pursuant to the terms of the third amended and restated dealer manager agreement, effective September 1, 2017 (the “Dealer Manager Agreement”) by and among us, the Advisor and the Dealer Manager. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates, and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg, Mr. Mulvihill and Mr. Zucker and/or their affiliates. The Dealer Manager is presently directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Mr. Mulvihill and/or Mr. Zucker and/or their affiliates. The Advisor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our public offerings and for the investment and management of our assets and our other activities and operations.

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

The performance component of the advisory fee is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance component of the advisory fee be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of December 31, 2020. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance component that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2020, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 9” for detail regarding the Class E OP Units.

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

DST Program

DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 5,” Black Creek Exchange LLC (“BCX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $1.0 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through fees and expenses paid by the investors at the time of investment, or deductions from distributions paid to such investors.

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

Pursuant to the Advisory Agreement, DST Properties are included when calculating the fixed and performance components of the advisory fee due to the Advisor. Furthermore, because the Advisor funds certain Dealer Manager personnel costs that are not reimbursed under the DST Program dealer manager agreement, we have also agreed to pay the Advisor a fee equal to the fee paid by DST Program investors for these costs, which is up to 1.5% of the total equity amount paid for the interests.

DST Manager Fees. BC Exchange Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC Exchange Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, BCX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon, as discussed further below), (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (iv) up to 1.0% of the gross equity proceeds as compensation for developing and maintaining the DST Program technology and intellectual property. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager (or such other amount as may be set forth in the applicable DST Program offering documents).

In connection with the DST Program, BCX maintains a loan program and may, upon request, provide DST Program Loans to certain purchasers (the “DST Investors”) of the interests in the Delaware statutory trusts (the “DST Interests”) to finance a portion of the purchase price payable upon their acquisition of such DST Interests (the “Purchase Price”). The DST Program Loans are made by a subsidiary of ours (the “DST Lender”). The DST Program Loans may differ in original principal amounts. The original principal amount of the DST Program Loans expressed as a percentage of the total Purchase Price for the applicable DST Interests may also vary, but no DST Program Loan to any DST Investor will exceed 50% of the Purchase Price paid by such DST Investor for its DST Interest in the Trust, excluding the amount of the Origination Fee, as hereinafter defined. Each DST Investor that elects to obtain a DST Program Loan, will pay an origination fee to the DST Manager equal to up to 1.0% of the original principal amount of its DST Program Loan (the “Origination Fee”) upon origination of such DST Program Loan, which Origination Fee will be assigned by the DST Manager to an affiliate of the Advisor. The DST Investor will be required to represent, among other things, that no portion of the Purchase Price for its DST Interest and no fee paid in connection with the acquisition of its DST Interest (including, without limitation, the Origination Fee) has been or will be funded with any nonrecourse indebtedness other than the DST Program Loan.

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

Summary of Fees and Expenses

The following table summarizes the fees and expenses incurred by us in connection with offering and operation services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2020	2019	2018	2020	2019
Upfront selling commissions (1)	$1,498	$2,094	$1,199	$—	$—
Ongoing distribution fees (1)(2)	2,024	1,387	501	188	147
Advisory fees - fixed component (3)	12,819	11,879	11,599	1,087	998
Advisory fees—performance component	4,608	3,776	2,237	4,608	3,776
Other expense reimbursements—Advisor (4)(5)	10,002	10,601	8,801	2,112	2,240
Other expense reimbursements—Dealer Manager	251	527	878	—	—
DST Program advisory fees (6)	4,392	1,758	313	460	247
DST Program selling commissions (1)	3,151	2,668	1,097	—	—
DST Program dealer manager fees (1)	946	451	293	—	—
DST Program other reimbursements—Dealer Manager	265	881	212	—	—
DST Program facilitation and loan origination fees	4,085	2,988	356	—	—
Total	$44,041	$39,010	$27,486	$8,455	$7,408

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees accrue daily and are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $15.5 million and $14.5 million as of December 31, 2020 and 2019, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Amount reported for the year ended December 31, 2018 include approximately $0.5 million that we were not obligated to pay in consideration of the issuance of 0.6 million Class I shares.
(4)	Amounts include approximately $7.7 million, $8.5 million and $6.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to the reimbursement of a portion of the salary, bonus and benefits for employees of the Advisor for services provided to us for which the Advisor does not otherwise receive a separate fee. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement. A portion of compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by us. We show these as reimbursements to the Advisor to the same extent that we recognize the related share-based compensation on our consolidated statements of operations. The balance of such reimbursements is made up primarily of other general overhead and administrative expenses, including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs, which are included in general and administrative expenses on the consolidated statements of income.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	Amounts for the years December 31, 2020, 2019 and 2018 are included in advisory fees, related party on the consolidated statements of operations.

Transactions with Affiliates

We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our public offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2020 and 2019, we held a 91.4% and 93.2%, respectively, limited partnership interest in the

Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 9” for detail regarding our noncontrolling interests.

11. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net (loss) income attributable to common stockholders—basic	$(14,914)	$142,551	$(1,237)
Net loss attributable to redeemable OP Units	(54)	—	—
Net (loss) income attributable to OP Units	(1,091)	10,726	(105)
Net (loss) income attributable to common stockholders—diluted	$(16,059)	$153,277	$(1,342)
Weighted-average shares outstanding—basic	142,268	136,925	128,740
Incremental weighted-average shares effect of conversion of OP Units	11,784	10,391	10,934
Weighted-average shares outstanding—diluted	154,052	147,316	139,674
Net (loss) income per share attributable to common stockholders:
Basic	$(0.10)	$1.04	$(0.01)
Diluted	$(0.10)	$1.04	$(0.01)

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Cash paid for interest	$46,417	$39,515	$42,048
Distributions reinvested in common stock	21,278	20,595	18,988
Change in accrued future ongoing distribution fees	1,019	6,540	6,052
Repayment of property-level loans upon disposition of real estate property	—	98,600	—
Increase in DST Program Loans receivable through DST Program capital raising	26,486	18,744	660
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	3,776	—	—
Redemption value allocation adjustment to redeemable noncontrolling interest	310	—	—
Mortgage notes assumed on real estate acquisitions at fair value	13,472	—	—
Issuances of OP Units for DST Interests	28,266	—	—

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Beginning of period:
Cash and cash equivalents	$97,772	$10,008	$10,475
Restricted cash	10,010	7,030	8,541
Cash, cash equivalents and restricted cash	$107,782	$17,038	$19,016
End of period:
Cash and cash equivalents	$11,266	$97,772	$10,008
Restricted cash	10,468	10,010	7,030
Cash, cash equivalents and restricted cash	$21,734	$107,782	$17,038

13. SIGNIFICANT RISKS AND UNCERTAINTIES

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While COVID-19 did not have a material effect on our consolidated financial statements, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

14. COMMITMENTS AND CONTINGENCIES

For the year ended December 31, 2020, we recorded an expense of $2.5 million associated with litigation on our consolidated statements of operations.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2020.

15. SEGMENT FINANCIAL INFORMATION

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

The following table sets forth the financial results by segment for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	Office	Retail	Multi-family	Industrial	Corporate	Consolidated
2020
Rental revenues	$69,110	$71,244	$20,424	$23,467	$—	$184,245
Rental expenses	(30,355)	(17,568)	(9,448)	(5,007)	—	(62,378)
Net operating income	$38,755	$53,676	$10,976	$18,460	$—	$121,867
Real estate-related depreciation and amortization	$21,130	$19,795	$9,762	$12,236	$—	$62,923
Total assets	$459,646	$670,455	$363,322	$461,150	$156,987	$2,111,560
2019
Rental revenues	$93,826	$70,462	$6,418	$13,735	$—	$184,441
Rental expenses	(37,905)	(17,357)	(2,864)	(2,934)	—	(61,060)
Net operating income	$55,921	$53,105	$3,554	$10,801	$—	$123,381
Real estate-related depreciation and amortization	$26,194	$20,317	$4,028	$6,803	$—	$57,342
Total assets	$458,583	$652,707	$293,498	$207,844	$165,633	$1,778,265
2018
Rental revenues	$108,421	$73,416	$—	$7,794	$—	$189,631
Rental expenses	(42,544)	(17,618)	—	(1,505)	—	(61,667)
Net operating income	$65,877	$55,798	$—	$6,289	$—	$127,964
Real estate-related depreciation and amortization	$33,335	$20,616	$—	$3,915	$—	$57,866
Total assets	$724,875	$671,007	$—	$111,230	$73,990	$1,581,102

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Net (loss) income attributable to common stockholders	$(14,914)	$142,551	$(1,237)
Debt-related income	(2,347)	(227)	(694)
Real estate-related depreciation and amortization	62,923	57,342	57,866
General and administrative expenses	8,656	8,985	8,817
Advisory fees, related party	21,819	17,413	14,149
Litigation expense	2,500	—	—
Impairment of real estate property	—	113	14,648
Other (income) expenses	(1,037)	(153)	251
Interest expense	58,747	48,170	48,358
Gain on sale of real estate property	(13,335)	(160,537)	(14,093)
Gain on extinguishment of debt and financing commitments, net	—	(1,002)	—
Net loss attributable to redeemable noncontrolling interests	(54)	—	—
Net (loss) income attributable to noncontrolling interests	(1,091)	10,726	(101)
Net operating income	$121,867	$123,381	$127,964

1

16. SUBSEQUENT EVENTS

We performed a review of events subsequent to the consolidated balance sheet date through the date the consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

ITEM 9B.OTHER INFORMATION

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

Exhibit Number	Description

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2020.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

4.6	Description of Capital Stock. Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.1	Amended and Restated Advisory Agreement (2020), effective as of May 1, 2020. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 8, 2020.

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

10.21	Form of Trust Agreement. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.22	Form of Master Lease. Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.23	Form of Guaranty. Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.24

First Amendment to Facilitation Fee Agreement between Black Creek Exchange LLC and Black Creek Diversified Property Advisors LLC. Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.25

Ninth Amended and Restated Limited Partnership Agreement of Black Creek Diversified Property Operating Partnership LP dated as of December 20, 2019. Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.26

Second Amended and Restated Dealer Manager Agreement between Black Creek Exchange LLC and Black Creek Capital Markets, LLC. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.27

First Amendment to Credit Agreement by and among Black Creek Diversified Property Operating Partnership LP and Bank of America, N.A. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

Exhibit Number	Description

10.28

First Amendment to Credit Agreement by and among Black Creek Diversified Property Operating Partnership LP and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.29

Amendment No. 1 to the Ninth Amended and Restated Operating Partnership Agreement, dated December 8, 2020. Incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S 11 (File No. 333-252212), filed January 19, 2021.

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

101.1

The following materials from Black Creek Diversified Property Fund Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 5, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

*	Filed or furnished herewith.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2020

				Initial Cost to Company				Gross Amount Carried at December 31, 2020
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation		Depreciable Life
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5)	Acquisition Date	(Years)
Office properties:
Bala Pointe	Bala Cynwyd, PA	1	$—	$10,115	$27,516	$37,631	$12,440	$10,115	$39,956	$50,071	$(20,451)	8/28/2006	1-40
1300 Connecticut	Washington, DC	1	49,849	25,177	41,250	66,427	8,662	25,177	49,912	75,089	(28,777)	3/10/2009	2-40
1st Avenue Plaza	Denver, CO	2	—	15,713	65,252	80,965	10,400	15,713	75,652	91,365	(20,463)	8/22/2014	1-40
CityView	Austin, TX	2	—	4,606	65,250	69,856	7,628	4,606	72,878	77,484	(19,597)	4/24/2015	1-40
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	125	3,538	25,990	29,528	(11,503)	10/3/2008	5-40
Preston Sherry Plaza	Dallas, TX	1	—	7,500	22,303	29,803	11,748	7,500	34,051	41,551	(16,798)	12/16/2009	1-40
3 Second Street	Jersey City, NJ	1	127,000	16,800	193,742	210,542	40,067	16,800	233,809	250,609	(105,712)	6/25/2010	3-40
Venture Corporate Center	Hollywood, FL	3	—	10,961	34,151	45,112	5,771	10,961	39,922	50,883	(14,829)	8/6/2015	1-40
Bank of America Tower	Boca Raton, FL	1	—	5,030	30,917	35,947	2,753	5,030	33,670	38,700	(7,505)	12/11/2015	1-40
Total office properties		13	$176,849	$99,440	$506,246	$605,686	$99,594	$99,440	$605,840	$705,280	$(245,635)

Retail properties:
Bandera Road	San Antonio, TX	1	$—	$8,221	$23,472	$31,693	$10,830	$8,221	$34,302	$42,523	$(12,489)	2/1/2007	1-40
Beaver Creek	Apex, NC	1	—	12,426	31,375	43,801	(1,027)	9,955	32,819	42,774	(13,215)	5/11/2007	1-40
Braintree	Braintree, MA	1	—	9,270	31,266	40,536	5,716	9,270	36,982	46,252	(14,031)	8/1/2007	1-40
Kingston	Kingston, MA	1	—	8,580	12,494	21,074	5,792	8,580	18,286	26,866	(6,893)	8/1/2007	1-40
Manomet	Manomet, MA	1	—	1,890	6,480	8,370	1,982	1,890	8,462	10,352	(3,351)	8/1/2007	2-40
Orleans	Orleans, MA	1	—	8,780	23,683	32,463	834	8,780	24,517	33,297	(10,269)	8/1/2007	1-40
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	775	7,380	26,553	33,933	(11,069)	8/1/2007	1-40
Wareham	Wareham, MA	1	—	12,972	27,030	40,002	3,572	12,972	30,602	43,574	(13,310)	8/1/2007	1-40
Abington	Abington, MA	1	—	14,396	594	14,990	—	14,396	594	14,990	(594)	8/1/2007	-
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	(668)	8/1/2007	18-68
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	—	6,560	22,014	28,574	(9,358)	8/1/2007	13-43
Weymouth	Weymouth, MA	2	—	5,170	19,396	24,566	(12)	4,913	19,641	24,554	(7,976)	8/1/2007	4-40
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	(4,971)	8/1/2007	16-56
New Bedford	New Bedford, MA	1	5,554	3,790	11,152	14,942	—	3,790	11,152	14,942	(4,387)	10/18/2007	22-40
Norwell	Norwell, MA	1	1,570	5,850	14,547	20,397	—	5,850	14,547	20,397	(6,123)	10/18/2007	15-65
270 Center	Washington, DC	1	70,000	19,779	42,515	62,294	1,536	19,781	44,049	63,830	(19,201)	4/6/2009	1-40
Springdale	Springfield, MA	1	—	11,866	723	12,589	8	11,866	731	12,597	(613)	2/18/2011	6-62
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	120	3,783	9,833	13,616	(5,261)	3/17/2011	3-40
Durgin Square	Portsmouth, NH	2	—	7,209	21,055	28,264	3,547	7,209	24,602	31,811	(8,544)	5/28/2014	1-40
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	1,175	8,759	41,408	50,167	(10,973)	11/4/2014	1-40
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	4,746	10,307	31,927	42,234	(7,289)	3/18/2015	1-40
Shenandoah	Davie, FL	3	9,118	10,501	27,397	37,898	270	10,501	27,667	38,168	(6,293)	8/6/2015	1-40
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	6,441	7,376	57,596	64,972	(12,413)	10/8/2015	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	282	3,492	30,937	34,429	(6,143)	12/9/2015	3-40
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	1,517	34,804	35,419	70,223	(7,705)	5/27/2016	1-40
Village at Lee Branch	Birmingham, AL	2	—	10,476	32,461	42,937	954	10,476	33,415	43,891	(1,985)	1/29/2020	1-40
Total retail properties		46	$86,242	$247,281	$579,241	$826,522	$49,058	$244,926	$630,654	$875,580	$(205,124)

				Initial Cost to Company				Gross Amount Carried at December 31, 2020
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation		Depreciable Life
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5)	Acquisition Date	(Years)
Multi-family properties:
The Daley	Rockville, MD	4	$62,000	$15,139	$80,500	$95,639	$274	$15,139	$80,774	$95,913	$(5,092)	7/2/2019	1-40
Juno Winter Park	Winter Park, FL	1	—	9,129	75,420	84,549	98	9,129	75,518	84,647	(3,849)	7/9/2019	1-40
Perimeter	Sandy Springs, GA	1	—	17,407	99,763	117,170	270	17,407	100,033	117,440	(4,348)	12/19/2019	1-40
The Palms	Davie, FL	15	—	18,737	60,475	79,212	21	18,737	60,496	79,233	(621)	11/3/2020	1-40
Total multi-family properties		21	$62,000	$60,412	$316,158	$376,570	$663	$60,412	$316,821	$377,233	$(13,910)

Industrial properties:
South Columbia	Campbellsville, KY	1	$—	$730	$25,092	$25,822	$5,941	$730	$31,033	$31,763	$(16,291)	6/25/2010	4-40
Vasco Road	Livermore, CA	1	—	4,880	12,019	16,899	(462)	4,880	11,557	16,437	(2,282)	7/21/2017	3-40
Northgate	North Las Vegas, NV	1	—	3,940	20,715	24,655	16	3,943	20,728	24,671	(2,714)	7/26/2017	10-40
Stafford Grove	Stafford, TX	3	—	8,540	28,879	37,419	1,660	8,586	30,493	39,079	(3,649)	4/9/2018	4-40
Kaiser Business Center	Folcroft, PA	2	—	6,140	12,730	18,870	95	6,140	12,825	18,965	(1,879)	12/10/2018	2-40
Tri-County DC	Schertz, TX	1	—	2,346	18,400	20,746	96	2,346	18,496	20,842	(1,937)	2/13/2019	1-40
Florence Logistics Center	Florence, KY	1	—	1,791	16,968	18,759	—	1,791	16,968	18,759	(1,252)	5/14/2019	1-40
World Connect Logistics Center	Indianapolis, IN	1	—	4,983	39,172	44,155	—	4,983	39,172	44,155	(2,091)	9/27/2019	1-40
Tri-County DC II A	Schertz, TX	1	—	1,280	8,562	9,842	—	1,280	8,562	9,842	(628)	10/1/2019	1-40
Aurora DC	Aurora, IL	1	—	1,681	6,887	8,568	410	1,681	7,297	8,978	(803)	12/13/2019	1-40
Railhead DC	Dallas/Fort Worth, TX	1	8,985	2,102	17,475	19,577	8	2,102	17,483	19,585	(699)	2/4/2020	6-40
Tri-County DC II B	Schertz, TX	1	—	455	2,429	2,884	10	455	2,439	2,894	(113)	2/14/2020	4-40
Sterling IC	Washington, DC	1	—	1,976	3,369	5,345	(18)	1,976	3,351	5,327	(120)	3/25/2020	6-40
Clayton Commerce Center	Atlanta, GA	1	—	7,403	51,886	59,289	5,253	7,403	57,139	64,542	(1,136)	6/26/2020	7-40
Bay Area Commerce Center	East Bay, CA	1	—	10,135	38,672	48,807	275	10,135	38,947	49,082	(479)	8/27/2020	9-40
Air Tech DC	Louisville, KY	2	3,468	615	18,471	19,086	120	615	18,591	19,206	(195)	10/16/2020	1-40
East Columbia IC	Portland, OR	2	—	3,352	11,726	15,078	42	3,352	11,768	15,120	(68)	12/2/2020	3-20
Plainfield LC	Indianapolis, IN	1	—	2,514	17,260	19,774	—	2,514	17,260	19,774	(27)	12/16/2020	7-40
395 LC	Reno, NV	1	—	6,752	61,784	68,536	28	6,752	61,812	68,564	(73)	12/21/2020	5-40
Total industrial properties		24	$12,453	$71,615	$412,496	$484,111	$13,474	$71,664	$425,921	$497,585	$(36,436)
Grand total		104	$337,544	$478,748	$1,814,141	$2,292,889	$162,789	$476,442	$1,979,236	$2,455,678	$(501,105)

(1)	These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2020. See “Note 4 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)	Includes gross intangible lease assets.
(3)	As of December 31, 2020, the aggregate cost for U.S. federal income tax purposes of investments in property was approximately $1.5 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the result of lease expirations and terminations.
(5)	Includes intangible lease asset amortization.

The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
	2020	2019	2018
Investments in real estate properties:
Balance at the beginning of period	$2,057,350	$2,008,733	$2,028,906
Acquisitions of properties	380,525	399,428	56,289
Improvements	40,595	44,103	46,973
Disposition of properties	(22,792)	(394,711)	(107,292)
Impairment of real estate	—	(113)	(14,648)
Write-offs of intangibles and customer leasing costs	—	(90)	(1,495)
Balance at the end of period	$2,455,678	$2,057,350	$2,008,733
Accumulated depreciation and amortization:
Balance at the beginning of period	$444,718	$501,621	$488,636
Real estate depreciation and amortization expense	62,923	57,342	57,866
Above-market lease assets amortization expenses	357	792	1,096
Disposition of properties	(6,893)	(114,948)	(44,482)
Write-offs of intangibles and customer leasing costs	—	(89)	(1,495)
Balance at the end of period	$501,105	$444,718	$501,621

ITEM 16. SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2021:

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

Signature	Title	Date
/s/ JAMES R. MULVIHILL	Chairman of the Board and Director	March 5, 2021
James R. Mulvihill

/s/ CHARLES B. DUKE	Director	March 5, 2021
Charles B. Duke

/s/ DANIEL J. SULLIVAN	Director	March 5, 2021
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 5, 2021
John P. Woodberry

/s/ RAJAT DHANDA	Director and Managing Director, Co-President	March 5, 2021
Rajat Dhanda

/s/ JEFFREY W. TAYLOR	Managing Director, Co-President	March 5, 2021
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ LAINIE P. MINNICK	Managing Director, Chief Financial Officer and Treasurer	March 5, 2021
Lainie P. Minnick	(Principal Financial Officer and Principal Accounting Officer)