Form 10-Q
period 2021-03-31
Black Creek Diversified Property Fund Inc.
filed 2021-05-11
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 11,076,586 shares of the registrant’s Class T common stock, 27,822,435 shares of the registrant’s Class S common stock, 5,293,775 shares of the registrant’s Class D common stock, 47,409,326 shares of the registrant’s Class I common stock and 58,369,100 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
(in thousands, except per share data)	2021	2020
	(Unaudited)
ASSETS
Net investment in real estate properties	$1,970,456	$1,954,573
Debt-related investments, net	47,685	49,628
Cash and cash equivalents	17,100	11,266
Restricted cash	10,502	10,468
DST Program Loans	50,012	45,229
Other assets	47,717	40,396
Total assets	$2,143,472	$2,111,560
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$33,464	$40,371
Debt, net	912,881	965,305
Intangible lease liabilities, net	40,078	40,457
Financing obligations, net	528,051	502,533
Other liabilities	60,217	61,205
Total liabilities	1,574,691	1,609,871
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	8,430	3,798
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 59,412 shares and 60,873 shares issued and outstanding, respectively	594	609
Class T common stock, $0.01 par value—500,000 shares authorized, 10,369 shares and 9,831 shares issued and outstanding, respectively	104	98
Class S common stock, $0.01 par value—500,000 shares authorized, 26,443 shares and 23,516 shares issued and outstanding, respectively	264	235
Class D common stock, $0.01 par value—500,000 shares authorized, 4,899 shares and 4,098 shares issued and outstanding, respectively	49	41
Class I common stock, $0.01 par value—500,000 shares authorized, 46,169 shares and 44,723 shares issued and outstanding, respectively	462	447
Additional paid-in capital	1,298,328	1,269,146
Distributions in excess of earnings	(837,019)	(841,496)
Accumulated other comprehensive loss	(22,096)	(27,431)
Total stockholders’ equity	440,686	401,649
Noncontrolling interests	119,665	96,242
Total equity	560,351	497,891
Total liabilities and equity	$2,143,472	$2,111,560

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Revenues:
Rental revenues	$50,432	$44,268
Debt-related income	2,124	34
Total revenues	52,556	44,302
Operating expenses:
Rental expenses	17,562	15,503
Real estate-related depreciation and amortization	16,733	14,450
General and administrative expenses	2,585	2,229
Advisory fees, related party	6,573	5,501
Impairment of real estate property	758	—
Total operating expenses	44,211	37,683
Other expenses (income):
Interest expense	16,563	13,351
Gain on sale of real estate property	(27,342)	(2,192)
Other (income) expenses	(274)	(92)
Total other expenses (income)	(11,053)	11,067
Net income (loss)	19,398	(4,448)
Net (income) loss attributable to redeemable noncontrolling interests	(134)	15
Net (income) loss attributable to noncontrolling interests	(1,699)	299
Net income (loss) attributable to common stockholders	$17,565	$(4,134)
Weighted-average shares outstanding—basic	145,861	142,543
Weighted-average shares outstanding—diluted	161,089	153,357
Net income (loss) attributable to common stockholders per common share—basic and diluted	$0.12	$(0.03)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income (loss)	$19,398	$(4,448)
Change from cash flow hedging derivatives	5,915	(18,222)
Comprehensive income (loss)	25,313	(22,670)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(175)	77
Comprehensive (income) loss attributable to noncontrolling interests	(2,238)	1,662
Comprehensive income (loss) attributable to common stockholders	$22,900	$(20,931)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288
Net loss (excluding $15 attributable to redeemable noncontrolling interest)	—	—	—	(4,134)	—	(299)	(4,433)
Unrealized loss from derivative instruments (excluding $62 attributable to redeemable noncontrolling interest)	—	—	—	—	(16,797)	(1,363)	(18,160)
Issuance of common stock, net of offering costs	6,977	70	50,139	—	—	—	50,209
Share-based compensation, net of forfeitures	16	—	118	—	—	—	118
Redemptions of common stock	(4,118)	(41)	(30,736)	—	—	—	(30,777)
Amortization of share-based compensation	—	—	15	—	—	—	15
Issuances of OP Units for DST Interests	—	—	—	—	—	11,233	11,233
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(12,893)	—	(982)	(13,875)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(138)	—	—	—	(138)
Redemptions of noncontrolling interests	—	—	(445)	—	—	(4,713)	(5,158)
Balance as of March 31, 2020	143,355	$1,434	$1,276,100	$(792,286)	$(31,459)	$85,533	$539,322
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)	$96,242	$497,891
Net income (excluding $134 attributable to redeemable noncontrolling interest)	—	—	—	17,565	—	1,699	19,264
Unrealized gain from derivative instruments (excluding $41 attributable to redeemable noncontrolling interest)	—	—	—	—	5,335	539	5,874
Issuance of common stock, net of offering costs	6,487	65	46,663	—	—	—	46,728
Share-based compensation, net of forfeitures	8	—	57	—	—	—	57
Redemptions of common stock	(2,244)	(22)	(16,907)	—	—	—	(16,929)
Amortization of share-based compensation	—	—	(10)	—	—	—	(10)
Issuances of OP Units for DST Interests	—	—	—	—	—	25,941	25,941
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $103 attributable to redeemable noncontrolling interest)	—	—	(587)	(13,088)	—	(3,711)	(17,386)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	48	—	—	—	48
Redemptions of noncontrolling interests	—	—	(82)	—	—	(1,045)	(1,127)
Balance as of March 31, 2021	147,292	$1,473	$1,298,328	$(837,019)	$(22,096)	$119,665	$560,351

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$19,398	$(4,448)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	16,733	14,450
Straight-line rent and amortization of above- and below-market leases	(1,825)	(1,060)
Gain on sale of real estate property	(27,342)	(2,192)
Impairment of real estate property	758	—
Other	3,082	2,691
Changes in operating assets and liabilities	(3,145)	(1,986)
Net cash provided by operating activities	7,659	7,455
Investing activities:
Real estate acquisitions	(49,053)	(56,385)
Capital expenditures	(7,916)	(11,227)
Proceeds from disposition of real estate property	48,960	2,752
Principal collections on debt-related investments	2,405	43
Investment in debt-related investments	(402)	—
Other	(1,698)	(473)
Net cash used in investing activities	(7,704)	(65,290)
Financing activities:
Repayments of mortgage notes	(786)	(704)
Net repayments of line of credit	(52,000)	—
Redemptions of common stock	(16,929)	(30,777)
Distributions on common stock	(7,517)	(7,483)
Proceeds from issuance of common stock	43,895	47,444
Proceeds from financing obligations	46,824	82,396
Offering costs for issuance of common stock and private placements	(2,687)	(2,606)
Distributions to noncontrolling interest holders	(1,303)	(982)
Redemption of OP Unit holder interests	(1,127)	(5,158)
Other	(2,457)	(3,183)
Net cash provided by financing activities	5,913	78,947
Net increase in cash, cash equivalents and restricted cash	5,868	21,112
Cash, cash equivalents and restricted cash, at beginning of period	21,734	107,782
Cash, cash equivalents and restricted cash, at end of period	$27,602	$128,894

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021 (“2020 Form 10-K”).

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

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Land	$480,989	$476,442
Buildings and improvements	1,705,947	1,689,474
Intangible lease assets	281,681	289,762
Investment in real estate properties	2,468,617	2,455,678
Accumulated depreciation and amortization	(498,161)	(501,105)
Net investment in real estate properties	$1,970,456	$1,954,573

Acquisitions

During the three months ended March 31, 2021, we acquired 100% of the following property, which was determined to be an asset acquisition:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Radar Distribution Center LLC	Industrial	3/31/2021	$49,168

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisition.

During the three months ended March 31, 2021, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Three Months Ended
($ in thousands)	March 31, 2021
Land	$7,167
Building	40,952
Intangible lease assets	1,421
Below-market lease liabilities	(372)
Total purchase price (1)	$49,168

(1)	There was no debt assumed in connection with the 2021 acquisition.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisition during the three months ended March 31, 2021, as of the date of the acquisition, was 7.1 years.

Dispositions

During the three months ended March 31, 2021, we sold one retail property and one industrial property for net proceeds of approximately $49.0 million. We recorded a net gain on sale of approximately $27.3 million.

During the three months ended March 31, 2020, we sold one retail outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of March 31, 2021 and December 31, 2020 include the following:

	As of March 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$259,464	$(209,352)	$50,112	$266,242	$(214,055)	$52,187
Above-market lease assets	22,217	(20,015)	2,202	23,520	(21,216)	2,304
Below-market lease liabilities	(80,244)	40,166	(40,078)	(79,891)	39,434	(40,457)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,176	$288
Above-market lease amortization	(102)	(71)
Below-market lease amortization	751	843
Real estate-related depreciation and amortization:
Depreciation expense	$13,354	$10,963
Intangible lease asset amortization	3,379	3,487

Real Estate Property Impairment

During the three months ended March 31, 2021, we recorded non-cash impairment charges of $0.8 million related to a retail property located in the Manomet, Massachusetts market, which was disposed of in March 2021. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment.

3. DEBT

A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2021	2020	Current Maturity Date	2021	2020
Line of credit (1)	1.51%	1.54%	January 2023	$54,000	$106,000
Term loan (2)	3.27	3.27	January 2024	325,000	325,000
Term loan (3)	3.29	3.29	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.55	3.55	September 2021 - December 2029	209,758	210,544
Floating-rate mortgage note (5)	2.50	2.50	January 2022	127,000	127,000
Total principal amount / weighted-average (6)	3.12%	3.04%		$915,758	$968,544
Less: unamortized debt issuance costs				$(3,657)	$(4,083)
Add: mark-to-market adjustment on assumed debt				780	844
Total debt, net				$912,881	$965,305
Gross book value of properties encumbered by debt				$587,162	$584,637

(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of March 31, 2021, the unused and available portions under the line of credit were approximately $396.0 million and $260.2 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of March 31, 2021. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of March 31, 2021. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.
(4)	The amount outstanding as of March 31, 2021 includes a $49.5 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note matures in August 2023.

(5)	The effective interest rate is calculated based on LIBOR plus a margin. As of both March 31, 2021, and December 31, 2020, our floating-rate mortgage note was subject to a weighted-average interest rate spread of 2.25%.
(6)	The weighted-average remaining term of our borrowings was approximately 2.5 years as of March 31, 2021, excluding the impact of certain extension options.

As of March 31, 2021, the principal payments due on our outstanding debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2021	$—	$—	$9,021	$9,021
2022 (1)	—	200,000	128,367	328,367
2023 (2)	54,000	—	49,549	103,549
2024	—	325,000	—	325,000
2025	—	—	70,000	70,000
Thereafter	—	—	79,821	79,821
Total principal payments	$54,000	$525,000	$336,758	$915,758

(1)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of March 31, 2021, our line of credit and our term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the line of credit and term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of March 31, 2021.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $9.3 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of March 31, 2021
Interest rate swaps	14	$549,549	$—	$21,014
Interest rate caps	1	127,000	—	—
Total derivative instruments	15	$676,549	$—	$21,014
As of December 31, 2020
Interest rate swaps	14	$549,849	$—	$26,916
Interest rate caps	1	127,000	—	—
Total derivative instruments	15	$676,849	$—	$26,916

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$3,343	$(18,730)
Amount reclassified from AOCI into interest expense	2,572	508
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	16,563	13,351
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	$(13)	$(11)

4. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). During the three months ended March 31, 2021 and 2020, we sold approximately $51.8 million and $94.3 million, respectively, in gross interests related to the DST Program, including interests financed by the DST Program Loans (as defined below), and incurred rent obligations of approximately $6.5 million and $3.6 million, respectively, under our master lease agreements with investors who are participating in the DST Program. Additionally, during the three months ended March 31, 2021 and 2020, 3.4 million partnership units (“OP Units”) in our operating partnership, Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”) and 1.5 million OP Units, respectively were issued in exchange for DST Interests, for a net investment of $25.9 million and $11.3 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

In order to facilitate additional capital raise through the DST Program, we may offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of March 31, 2021 and December 31, 2020, we had approximately $50.0 million and $45.2 million, respectively, outstanding in DST Program Loans that were made to partially finance the sale of DST Interests outstanding in the DST Program. Of the $51.8 million and $94.3 million, respectively, of gross interests sold during the three months ended March 31, 2021 and 2020, $5.0 million and $11.9 million, respectively, were financed by DST Program Loans. We include our investments in DST Program Loans separately on our consolidated balance sheets in the “DST Program Loans” line item and we include income earned from DST Program Loans in “other income” on our statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

5. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2021
Assets:
Derivative instruments	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
Liabilities:
Derivative instruments	$—	$21,014	$—	$21,014
Total liabilities measured at fair value	$—	$21,014	$—	$21,014
As of December 31, 2020
Assets:
Derivative instruments	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
Liabilities:
Derivative instruments	$—	$26,916	$—	$26,916
Total liabilities measured at fair value	$—	$26,916	$—	$26,916

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

Nonrecurring Fair Value Measurements

As of March 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$47,883	$47,645	$49,885	$49,584
DST Program Loans	50,012	50,012	45,229	45,229
Liabilities:
Line of credit	$54,000	$53,971	$106,000	$105,592
Term loans	525,000	524,085	525,000	521,945
Mortgage notes	336,758	335,349	337,544	336,336

(1)	The carrying value reflects the principal amount outstanding.

6. STOCKHOLDERS’ EQUITY

Public Offering

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the three months ended March 31, 2021, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$4,047	$22,244	$6,156	$11,448	$—	$43,895
DRIP	440	1,016	189	2,003	1,810	5,458
Total offering	$4,487	$23,260	$6,345	$13,451	$1,810	$49,353
Number of shares sold:
Primary offering	523	2,909	816	1,516	—	5,764
DRIP	58	135	25	265	240	723
Total offering	581	3,044	841	1,781	240	6,487

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	1,764	1,990	320	2,188	—	6,262
Distribution reinvestment plan	35	116	22	276	266	715
Share-based compensation	—	—	—	16	—	16
Redemptions of common stock	(108)	(913)	(26)	(761)	(2,310)	(4,118)
Balance as of March 31, 2020	7,543	21,786	3,815	45,451	64,760	143,355
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	523	2,909	816	1,516	—	5,764
Distribution reinvestment plan	58	135	25	265	240	723
Share-based compensation	—	—	—	8	—	8
Redemptions of common stock	(43)	(117)	(40)	(343)	(1,701)	(2,244)
Balance as of March 31, 2021	10,369	26,443	4,899	46,169	59,412	147,292

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Distributions
2021
March 31	$0.09375	$7,562	$2,010	$5,526	$15,098
Total	$0.09375	$7,562	$2,010	$5,526	$15,098
2020
March 31	$0.09375	$7,533	$1,499	$5,360	$14,392
June 30	0.09375	7,539	1,611	5,316	14,466
September 30	0.09375	7,482	1,592	5,282	14,356
December 31	0.09375	7,464	1,750	5,347	14,561
Total	$0.37500	$30,018	$6,452	$21,305	$57,775

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.
(2)	Includes other cash distributions consisting of (i) distributions paid to holders of OP Units; and (ii) ongoing distribution fees paid to the dealer manager for our public offerings, Black Creek Capital Markets, LLC (the “Dealer Manager”), with respect to certain classes of our shares. See “Note 8” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2021 and 2020. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2021	2020
Number of shares requested for redemption or repurchase	2,244	4,118
Number of shares redeemed or repurchased	2,244	4,118
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.55	$7.47

7. REDEEMABLE NONCONTROLLING INTERESTS

Our sponsor, Black Creek Diversified Property Advisors Group LLC (the “Sponsor”), holds, either directly or indirectly, OP Units, which were issued as payment of the performance component of the advisory fee pursuant to the amended and restated advisory agreement, by and among the Company, the Operating Partnership and our external advisor, Black Creek Diversified Property Advisors LLC (the “Advisor”). We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the Sponsor has the ability to tender its OP Units at any time irrespective of the period that such OP Units have been held by the Sponsor, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interest activity for the three months ended March 31, 2021:

($ in thousands)
As of December 31, 2020	$3,798
Settlement of 2020 advisory fee—performance component (1)	4,608
Distributions to OP Unitholders	(103)
Net income attributable to redeemable noncontrolling interest	134
Change from cash flow hedging activities attributable to redeemable noncontrolling interest	41
Redemption value allocation adjustment to redeemable noncontrolling interest	(48)
As of March 31, 2021	$8,430

(1)	The 2020 performance component of the advisory fee in the amount of $4.6 million became payable to the Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Sponsor in January 2021.

8. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2021	2020	March 31, 2021	December 31, 2020
Selling commissions and dealer manager fees (1)	$406	$692	$—	$—
Ongoing distribution fees (1)(2)	603	470	226	188
Advisory fees - fixed component	4,824	4,153	1,630	1,547
Advisory fees—performance component	1,749	1,348	1,749	4,608
Other expense reimbursements—Advisor (3)(4)	3,041	2,217	781	2,112
Other expense reimbursements—Dealer Manager	58	335	—	—
DST Program selling commissions, dealer manager and distribution fees (1)	1,395	1,399	224	—
Other DST Program related costs - Advisor (3)	1,019	1,431	73	—
Total	$13,095	$12,045	$4,683	$8,455

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees accrue daily and are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $19.5 million and $15.5 million as of March 31, 2021 and December 31, 2020, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Includes costs reimbursed to the Advisor related to the DST Program.

(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described after this footnote, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor does not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended March 31, 2021, and 2020 were approximately $2.5 million and $1.8 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

9. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income (loss) attributable to common stockholders—basic	$17,565	$(4,134)
Net income (loss) attributable to redeemable OP Units	134	(15)
Net income (loss) attributable to OP Units	1,699	(299)
Net income (loss) attributable to common stockholders—diluted	$19,398	$(4,448)
Weighted-average shares outstanding—basic	145,861	142,543
Incremental weighted-average shares effect of conversion of OP Units	15,228	10,814
Weighted-average shares outstanding—diluted	161,089	153,357
Net income (loss) per share attributable to common stockholders:
Basic	$0.12	$(0.03)
Diluted	$0.12	$(0.03)

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Distributions reinvested in common stock	$5,459	$5,340
Change in accrued future ongoing distribution fees	3,987	709
Increase in DST Program Loans receivable through DST Program capital raising	4,992	11,909
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	4,608	3,776
Redemption value allocation adjustment to redeemable noncontrolling interest	(48)	138
Mortgage notes assumed on real estate acquisitions at fair value	—	9,518
Issuances of OP Units for DST Interests	25,941	11,232

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Beginning of period:
Cash and cash equivalents	$11,266	$97,772
Restricted cash	10,468	10,010
Cash, cash equivalents and restricted cash	$21,734	$107,782
End of period:
Cash and cash equivalents	$17,100	$118,275
Restricted cash	10,502	10,619
Cash, cash equivalents and restricted cash	$27,602	$128,894

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While COVID-19 has not had a material effect on our condensed consolidated financial statements, we are unable to predict the impact that the COVID-19 pandemic and the vaccination rates in the United States will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

12. COMMITMENTS AND CONTINGENCIES

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2021.

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

The following table reflects our total assets by business segment as of March 31, 2021 and December 31, 2020:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Assets:
Office properties	$456,762	$459,646
Retail properties	661,015	670,455
Multi-family properties	360,701	363,322
Industrial properties	491,978	461,150
Corporate	173,016	156,987
Total assets	$2,143,472	$2,111,560

The following table sets forth the financial results by segment for the three months ended March 31, 2021 and 2020:

(in thousands)	Office	Retail	Multi-family	Industrial	Consolidated
For the Three Months Ended March 31, 2021
Rental revenues	$16,823	$17,911	$6,640	$9,058	$50,432
Rental expenses	(7,509)	(4,902)	(3,242)	(1,909)	(17,562)
Net operating income	$9,314	$13,009	$3,398	$7,149	$32,870
Real estate-related depreciation and amortization	$4,869	$4,627	$2,740	$4,497	$16,733
For the Three Months Ended March 31, 2020
Rental revenues	$16,513	$17,643	$5,248	$4,864	$44,268
Rental expenses	(8,124)	(4,263)	(2,138)	(978)	(15,503)
Net operating income	$8,389	$13,380	$3,110	$3,886	$28,765
Real estate-related depreciation and amortization	$4,868	$4,849	$2,163	$2,570	$14,450

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income (loss) attributable to common stockholders	$17,565	$(4,134)
Debt-related income	(2,124)	(34)
Real estate-related depreciation and amortization	16,733	14,450
General and administrative expenses	2,585	2,229
Advisory fees, related party	6,573	5,501
Impairment of real estate property	758	—
Other income	(274)	(92)
Interest expense	16,563	13,351
Gain on sale of real estate property	(27,342)	(2,192)
Net income (loss) attributable to redeemable noncontrolling interests	134	(15)
Net income (loss) attributable to noncontrolling interests	1,699	(299)
Net operating income	$32,870	$28,765

14. SUBSEQUENT EVENTS

We performed a review of events subsequent to the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the condensed consolidated financial statements.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, and the COVID-19 pandemic, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition, and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2021, our real property portfolio consisted of 56 properties, which includes nine properties that are part of the DST Program (as defined below), totaling approximately 11.4 million square feet located in 25 markets throughout the U.S.

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

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the three months ended March 31, 2021, we raised $43.9 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $5.5 million from the sale of common stock under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the three months ended March 31, 2021, we sold $51.8 million of gross interests related to the DST Program, $5.0 million of which were financed by DST Program Loans. See “Note 4” to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real property portfolio by segment as of March 31, 2021:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	8	9	2,082	18.3%	$32.86	78.0%	$746,600	28.8%
Retail properties	8	25	3,012	26.4	19.04	93.4	905,300	35.0
Multi-family properties	4	4	1,222	10.7	23.13	93.0	391,250	15.2
Industrial properties	15	18	5,080	44.6	5.09	95.2	546,950	21.0
Total real property portfolio	25	56	11,396	100.0%	$14.52	91.4%	$2,590,100	100.0%

(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of March 31, 2021.

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

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2021 and December 31, 2020:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Investments in office properties	$746,600	$753,950
Investments in retail properties	905,300	906,100
Investments in multi-family properties	391,250	388,350
Investments in industrial properties	546,950	516,100
Total investment in real estate properties	2,590,100	2,564,500
Debt-related investments	47,645	49,584
DST Program Loans	50,012	45,229
Total investments	2,687,757	2,659,313
Cash and cash equivalents	17,100	11,266
Restricted cash	10,502	10,468
Other assets	28,890	27,987
Line of credit, term loans and mortgage notes	(915,758)	(968,544)
Financing obligations associated with our DST Program	(531,900)	(507,204)
Other liabilities	(43,624)	(46,729)
Accrued performance-based fee	(1,749)	(4,608)
Accrued advisory fees	(1,634)	(1,548)
Aggregate Fund NAV	$1,249,584	$1,180,401
Total Fund Interests outstanding	164,671	156,527

The following table sets forth the NAV per Fund Interest as of March 31, 2021:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,249,584	$78,687	$200,655	$37,176	$350,349	$450,838	$131,879
Fund Interests outstanding	164,671	10,369	26,443	4,899	46,169	59,412	17,379
NAV Per Fund Interest	$7.59	$7.59	$7.59	$7.59	$7.59	$7.59	$7.59

The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) and are used by ALPS Fund Services Inc. in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2021, we estimated approximately $19.5 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real property as of March 31, 2021 were provided by the Independent Valuation Advisor in accordance with our valuation procedures. The aggregate real property valuation of $2.59 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.39 billion, representing an increase of approximately $201.7 million, or 8.4%. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Multi-family	Industrial	Average Basis
Exit capitalization rate	6.31%	6.22%	5.26%	5.39%	5.92%
Discount rate / internal rate of return	7.12%	6.77%	6.07%	6.07%	6.61%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

	Hypothetical					Weighted-
Input	Change	Office	Retail	Multi-family	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.02%	2.54%	3.20%	3.29%	2.93%
	0.25% increase	(2.78)%	(2.34)%	(2.91)%	(3.00)%	(2.69)%
Discount rate (weighted-average)	0.25% decrease	2.12%	1.92%	2.00%	2.01%	2.01%
	0.25% increase	(2.07)%	(1.87)%	(1.95)%	(1.96)%	(1.96)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2021 was $18.7 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $18.7 million, or $0.11 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2021. As of March 31, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our total shareholder returns assuming we were to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2021:

(in thousands)	As of March 31, 2021
Total stockholder's equity	$440,686
Noncontrolling interests	119,665
Total equity under GAAP	560,351

Adjustments:
Accrued distribution fee (1)	19,475
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	219,632
Accumulated depreciation and amortization (3)	457,995
Other adjustments (4)	(7,869)
Aggregate Fund NAV	$1,249,584

(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our real estate and real estate-related investments or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain of debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $7.54 per share as of December 31, 2020 to $7.59 per share as of March 31, 2021. The increase in NAV was primarily driven by performance of our real property portfolio, including the disposition of an industrial property for net proceeds of approximately $42.7 million, which resulted in an increase to NAV.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of March 31, 2021) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.77)%	(1.77)%	1.50%	3.66%	4.11%	5.70%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.42)%	(1.42)%	1.80%	3.35%	3.92%	5.59%
Difference	(0.35)%	(0.35)%	(0.30)%	0.31%	0.19%	0.11%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.67%	1.67%	5.06%	4.86%	4.75%	5.86%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.03%	2.03%	5.37%	4.54%	4.56%	5.75%
Difference	(0.36)%	(0.36)%	(0.31)%	0.32%	0.19%	0.11%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.77)%	(1.77)%	1.50%	3.66%	4.11%	5.70%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.42)%	(1.42)%	1.80%	3.35%	3.92%	5.59%
Difference	(0.35)%	(0.35)%	(0.30)%	0.31%	0.19%	0.11%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.67%	1.67%	5.06%	4.86%	4.75%	5.86%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.03%	2.03%	5.37%	4.54%	4.56%	5.75%
Difference	(0.36)%	(0.36)%	(0.31)%	0.32%	0.19%	0.11%

Class D Share Total Return (3)	1.82%	1.82%	5.68%	5.49%	5.35%	6.26%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.18%	2.18%	6.00%	5.17%	5.16%	6.14%
Difference	(0.36)%	(0.36)%	(0.32)%	0.32%	0.19%	0.12%

Class I Share Total Return (3)	1.88%	1.88%	5.95%	5.75%	5.68%	6.67%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.25%	2.25%	6.26%	5.43%	5.49%	6.56%
Difference	(0.37)%	(0.37)%	(0.31)%	0.32%	0.19%	0.11%

Class E Share Return Total Return (3)	1.88%	1.88%	5.95%	5.75%	5.71%	6.73%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.25%	2.25%	6.26%	5.43%	5.52%	6.62%
Difference	(0.37)%	(0.37)%	(0.31)%	0.32%	0.19%	0.11%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.

(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, student housing, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. This, coupled with various government stimulus efforts designed to help smaller businesses in this environment, should help us recover a significant portion of 2020 deferred rent in 2021. We can provide no assurances that we will be able to collect rent at the same level that we did prior to the pandemic going forward. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and multi-family sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, we acquired one industrial property in 2021 for an aggregate contractual purchase price of $48.3 million.

Rent collections for the three months ended March 31, 2021 for our portfolio as a whole to date are 98.1%, which includes 99.1% for office properties, 97.6% for retail properties, 98.3% for multi-family properties, and 97.2% for industrial properties. We have also collected 96.5% of our base rent originally payable for the month of April in 2021. In addition, we are pleased to report that our retail portfolio as a whole has remained stable, and many of our customers are successfully supplementing their in-store sales with e-commerce and curbside pick-up.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During the three months ended March 31, 2021, we completed the following activities:

●	We acquired one industrial property comprising 0.3 million square feet for an aggregate contractual purchase price of approximately $48.3 million.
●	We sold one industrial property and one retail property for net proceeds of approximately $49.0 million and recorded a net gain on sale of approximately $27.3 million and an impairment of $758,000, respectively.
●	We leased approximately 344,000 square feet, which included 35,000 square feet of new leases and 309,000 square feet of renewals. We are currently 91.4% leased as of March 31, 2021, as compared to 93.1% as of December 31, 2020.
●	We decreased our leverage ratio from 37.1% as of December 31, 2020, to 34.7% as of March 31, 2021. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (based on the outstanding principal balance of our borrowings less cash and cash equivalents) our leverage ratio decreased from 36.6% as of December 31, 2020, to 34.1% as of March 31, 2021.
●	We raised $43.9 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $5.5 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $51.8 million of gross capital through private placement offerings by selling DST Interests, $5.0 million of which were financed by DST Program Loans.
●	We redeemed 2.2 million shares of common stock at a weighted-average purchase price of $7.55 per share for an aggregate amount of $16.9 million.

Results for the Three Months Ended March 31, 2021 Compared to the Same Period in 2020

The following table summarizes our results of operations for the three months ended March 31, 2021, as compared to the same period in 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below includes 45 properties totaling 8.0 million square feet owned as of January 1, 2020, which portfolio represented 70.0% of total rentable square feet as of March 31, 2021.

	For the Three Months Ended
	March 31,		Change
($ in thousands, except per square foot data)	2021	2020	$	%
Rental revenues:
Same store properties	$42,630	$42,202	$428	1.0%
Non-same store properties	7,802	2,066	5,736	NM
Total rental revenues	50,432	44,268	6,164	13.9
Rental expenses:
Same store properties	(15,240)	(14,901)	(339)	(2.3)
Non-same store properties	(2,322)	(602)	(1,720)	NM
Total rental expenses	(17,562)	(15,503)	(2,059)	(13.3)
Net operating income:
Same store properties	27,390	27,301	89	0.3
Non-same store properties	5,480	1,464	4,016	NM
Total net operating income	32,870	28,765	4,105	14.3
Other income and (expenses):
Debt-related income	2,124	34	2,090	NM
Real estate-related depreciation and amortization	(16,733)	(14,450)	(2,283)	(15.8)
General and administrative expenses	(2,585)	(2,229)	(356)	(16.0)
Advisory fees, related party	(6,573)	(5,501)	(1,072)	(19.5)
Impairment of real estate property	(758)	—	(758)	—
Interest expense	(16,563)	(13,351)	(3,212)	(24.1)
Gain on sale of real estate property	27,342	2,192	25,150	NM
Other income	274	92	182	NM
Total other (expenses) income	(13,472)	(33,213)	19,741	59.4
Net income (loss)	19,398	(4,448)	23,846	NM
Net (income) loss attributable to redeemable noncontrolling interests	(134)	15	(149)	NM
Net (income) loss attributable to noncontrolling interests	(1,699)	299	(1,998)	NM
Net income (loss) attributable to common stockholders	$17,565	$(4,134)	$21,699	NM
Same store supplemental data:
Same store average percentage leased	90.9%	92.4%
Same store average annualized base rent per square foot	$17.83	$18.02

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $6.2 million for the three months ended March 31, 2021, as compared to the same period in 2020. For the three months ended March 31, 2021, same store revenues were generally consistent with the same period in 2020, with minor increases resulting from increased occupancy at our 3 Second Street office property and at our Braintree and Bandera retail properties in 2021. Non-same store revenue increased by $5.7 million for the three months ended March 31, 2021, as compared to the same period in 2020, due to net positive acquisition activity, primarily in the industrial and multi-family segments after accounting for dispositions, primarily in the retail segment.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended March 31,		Change
(in thousands)	2021	2020	$	%
Rental income	$48,607	$43,208	$5,399	12.5%
Straight-line rent	1,176	288	888	308.3
Amortization of above- and below-market intangibles	649	772	(123)	(15.9)
Total rental revenues	$50,432	$44,268	$6,164	13.9%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three months ended March 31, 2021 increased by $2.1 million primarily due to an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2020, which was partially offset by our disposition activity since January 1, 2020.

The following table presents the various components of our rental expenses:

	For the Three Months Ended
	March 31,		Change
(in thousands)	2021	2020	$	%
Real estate taxes	$7,042	$6,154	$888	14.4%
Repairs and maintenance	4,801	3,892	909	23.4
Utilities	1,938	1,547	391	25.3
Property management fees	1,220	1,050	170	16.2
Insurance	565	435	130	29.9
Other	1,996	2,425	(429)	(17.7)
Total rental expenses	$17,562	$15,503	$2,059	13.3%

Other Income and Expenses. The net amount of other expenses decreased by $19.7 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily as a result of (i) larger gains on 2021 dispositions; and (ii) increased interest income on debt-related investments received in 2021. These drivers were partially offset by an increase in interest expense driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program, an increase in real estate-related depreciation and amortization driven by our net acquisition activity, and an increase in advisory fees driven by financing obligations associated with the sale of interests related to our DST Program during 2021.

Segment Summary for the Three Months Ended March 31, 2021 Compared to the Same Period in 2020

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

	For the Three Months Ended
	March 31,		Change
($in thousands, except per square foot data)	2021	2020	$	%
Rental revenues:
Office	$16,819	$16,369	$450	2.7%
Retail	16,928	16,606	322	1.9
Multi-family	4,849	5,248	(399)	(7.6)
Industrial	4,034	3,979	55	1.4
Total same store rental revenues	42,630	42,202	428	1.0
Non-same store properties	7,802	2,066	5,736	NM
Total rental revenues	$50,432	$44,268	$6,164	13.9%
NOI:
Office	$9,311	$8,587	$724	8.4%
Retail	12,484	12,512	(28)	(0.2)
Multi-family	2,531	3,110	(579)	(18.6)
Industrial	3,064	3,092	(28)	(0.9)
Total same store NOI	27,390	27,301	89	0.3
Non-same store properties	5,480	1,464	4,016	NM
Total NOI	$32,870	$28,765	$4,105	14.3%
Same store average percentage leased:
Office	77.6%	82.3%
Retail	93.5	94.7
Multi-family	92.8	90.1
Industrial	99.5	100.0
Same store average annualized base rent per square foot:
Office	$30.86	$30.04
Retail	18.70	18.74
Multi-family	22.33	24.73
Industrial	5.42	5.28

NM = Not meaningful

Office Segment. For the three months ended March 31, 2021, our office segment same store NOI increased by $0.7 million as compared to the same period in 2020, primarily due to increased occupancy at our 3 Second Street office property and decreased operating expenses at certain properties in 2021.

Retail Segment. For the three months ended March 31, 2021, our retail segment same store NOI remained relatively consistent as compared to the same period in 2020.

Multi-family Segment. For the three months ended March 31, 2021, our multi-family segment same store NOI decreased by $0.6 million as compared to the same period in 2020, primarily due to (i) increased rent concessions at our Perimeter and Juno Winter Park properties; and (ii) increased operating expenses specifically related to bad debt largely due to COVID-19.

Industrial Segment. For the three months ended March 31, 2021 our industrial segment same store NOI remained relatively consistent as compared to the same period in 2020.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three Months Ended March 31, 2021 Compared to the Same Period in 2020” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended March 31, 2021 and 2020.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
GAAP net income (loss) attributable to common stockholders	$17,565	$(4,134)
GAAP net income (loss) per common share—basic and diluted	$0.12	$(0.03)
Reconciliation of GAAP income gain (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$17,565	$(4,134)
Real estate-related depreciation and amortization	16,733	14,450
Impairment of real estate property	758	—
Gain on sale of real estate property	(27,342)	(2,192)
Noncontrolling interests’ share of net income (loss)	1,699	(299)
Redeemable noncontrolling interests' share of net income (loss)	134	(15)
Noncontrolling interests’ share of NAREIT FFO	(836)	(525)
Redeemable noncontrolling interests' share of NAREIT FFO	(66)	(26)
NAREIT FFO attributable to common stockholders—basic	8,645	7,259
NAREIT FFO attributable to OP Units	902	551
NAREIT FFO	$9,547	$7,810
Weighted-average shares outstanding—basic	145,861	142,543
Weighted-average shares outstanding—diluted	161,089	153,357
NAREIT FFO per common share—basic and diluted	$0.06	$0.05

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2021, we had approximately $336.0 million of borrowings maturing in the next 12 months, including scheduled amortization payments. Of this amount, $200.0 million relates to a term loan that matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. We expect to be able to repay our principal obligations over the next 12 months through refinancings and/or disposition proceeds.

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

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, to date we have collected approximately 98.1% of our rental revenues for the first quarter of 2021 (based on base rent originally payable) across the portfolio, compared to average annual collections of over 99% prior to the pandemic. In addition, we have collected 96.5% of base rent originally payable for the month of April in 2021. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of March 31, 2021, our financial position was strong with 34.7% leverage, or 34.1% leverage net of cash and cash equivalents, and $17.1 million of cash and cash equivalents. In addition, our portfolio was 91.4% leased as of March 31, 2021 and is diversified across 56 properties totaling 11.4 million square feet across 25 geographic markets. Our properties contain a diverse roster of 454 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 28.8% office, 35.0% retail which is primarily grocery-anchored, 21.0% industrial, and 15.2% multi-family.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Total cash provided by (used in):
Operating activities	$7,659	$7,455	$204
Investing activities	(7,704)	(65,290)	57,586
Financing activities	5,913	78,947	(73,034)
Net increase in cash, cash equivalents and restricted cash	$5,868	$21,112	$(15,244)

Net cash provided by operating activities remained fairly consistent in total for the three months ended March 31, 2021, compared to the same period in 2020.

Net cash used in investing activities decreased by approximately $57.6 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to (i) an increase in net disposition proceeds of $46.2 million due to proceeds received in 2021 related to the sale of one retail property and one industrial property, as compared to the sale of one retail outparcel during the corresponding period in 2020; (ii) a decrease in acquisition activity during the three months ended March 31, 2021 of $7.3 million; (iii) lower capital expenditure activity during the three months ended March 31, 2021 of $3.3 million; and (iv) an increase in principal collections on debt-related investments due to the $2.4 million repayment of a debt-related investment during the three months ended March 31, 2021.

Net cash provided by financing activities decreased by approximately $73.0 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the net repayment of the line of credit during the three months ended March 31, 2021 of $52.0 million and due to a $39.2 million decrease in net offering activity from our DST Program and public offering. These drivers were partially offset by a $17.9 million decrease in public offering and OP Unit redemptions.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2021, we had an aggregate of $975.0 million of commitments under our unsecured credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) $54.0 outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 3.11%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.

The unused and available portions under our line of credit were $396.0 million and $260.2 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of March 31, 2021, our line of credit and term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of March 31, 2021, we had property-level borrowings of approximately $336.8 million outstanding with a weighted-average remaining term of approximately 3.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.15%, which includes the effects of an interest rate swap agreement related to a $49.5 million variable-rate mortgage note. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2021.

Offering Proceeds. For the three months ended March 31, 2021, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $49.4 million ($46.1 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount							Source of Distributions Paid in Cash
	Declared						Total Cash
	per						Flows from	Cash Flows from
(in thousands, except per share	Common			Reinvested in		Total	Operating	Operating
data)	Share (1)	Paid in Cash (2)		Shares		Distributions	Activities (3)	Activities		Borrowings
2021
March 31	$0.09375	$9,572	63.4%	$5,526	36.6%	$15,098	$7,659	$7,659	80.0%	$1,913	20.0%
Total	$0.09375	$9,572	63.4%	$5,526	36.6%	$15,098	$7,659	$7,659	80.0%	$1,913	20.0%
2020
March 31	$0.09375	$9,032	62.8%	$5,360	37.2%	$14,392	$7,455	$7,455	82.5%	$1,577	17.5%
June 30	0.09375	9,150	63.3	5,316	36.7	14,466	11,384	9,150	100.0	—	—
September 30	0.09375	9,074	63.2	5,282	36.8	14,356	10,008	9,074	100.0	—	—
December 31	0.09375	9,214	63.3	5,347	36.7	14,561	12,281	9,214	100.0	—	—
Total	$0.37500	$36,470	63.1%	$21,305	36.9%	$57,775	$41,128	$34,893	95.7%	$1,577	4.3%

(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.
(2)	Includes other cash distributions consisting of (i) distributions paid to OP Unit holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.
(3)	During the first quarter of each calendar year, we typically generate lower cash flows from operating activities than the other quarters of the years, all else equal, as a result of annual payments of operating expenses that are due during the first quarter. Such annual payments due in the first quarter include annual bonus reimbursements and certain property taxes in jurisdictions that require one annual payment.

For the three months ended March 31, 2021 and 2020, our FFO was $9.5 million, or 63.2% of our total distributions, and $7.8 million, or 54.3% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2021 and 2020. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2021	2020
Number of shares requested for redemption or repurchase	2,244	4,118
Number of shares redeemed or repurchased	2,244	4,118
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.55	$7.47

For the three months ended March 31, 2021 and 2020, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $16.9 million and $30.8 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

SUBSEQUENT EVENTS

We performed a review of events subsequent to the condensed consolidated balance sheet date through the date the condensed consolidated financial statements were issued and determined that there were no such events requiring recognition or disclosure in the condensed consolidated financial statements.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2020 was disclosed in our 2020 Form 10-K. Except as otherwise disclosed in “Note 3 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. As of March 31, 2021, our critical accounting estimates have not changed from those described in our 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2021, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of March 31, 2021, our fixed interest rate debt consisted of $209.8 million under our mortgage notes, which included a $49.5 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 77.5% of our total consolidated debt as of March 31, 2021. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2021, the fair value and the carrying value of our fixed interest rate debt, excluding the values of any associated hedges, was $707.5 million and $709.8 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2021. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2021, our consolidated variable interest rate debt consisted of $54.0 million of borrowings under our line of credit, $25.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 22.5% of our total consolidated debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of March 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $206.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our variable interest rate debt as of March 31, 2021, would increase our annual interest expense by approximately $0.5 million.

Derivative Instruments. As of March 31, 2021, we had 15 outstanding derivative instruments with a total notional amount of $676.5 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2020 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

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

The table below summarizes the redemption activity for the three months ended March 31, 2021, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
January 31, 2021	568	$7.54	568	—
February 28, 2021	826	7.54	826	—
March 31, 2021 (3)	850	7.55	850	—
Total	2,244	$7.55	2,244	—

(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in March 2021 are considered redeemed on April 1, 2021 and are not included in the table above.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2020.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

10.1	Amended and Restated Advisory Agreement (2021), effective as of May 1, 2021. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

Exhibit Number	Description

101.1

The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 11, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

May 11, 2021	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

May 11, 2021	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)