Form 10-Q
period 2021-06-30
Black Creek Diversified Property Fund Inc.
filed 2021-08-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 13,147,900 shares of the registrant’s Class T common stock, 30,974,448 shares of the registrant’s Class S common stock, 5,721,558 shares of the registrant’s Class D common stock, 48,864,554 shares of the registrant’s Class I common stock and 57,594,173 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2021	2020
	(Unaudited)
ASSETS
Net investment in real estate properties	$2,014,336	$1,954,573
Debt-related investments, net	47,745	49,628
Cash and cash equivalents	11,784	11,266
Restricted cash	10,564	10,468
DST Program Loans	56,776	45,229
Other assets	47,557	40,396
Assets held for sale	68,645	—
Total assets	$2,257,407	$2,111,560
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$39,584	$40,371
Debt, net	941,765	965,305
Intangible lease liabilities, net	47,507	40,457
Financing obligations, net	588,773	502,533
Other liabilities	60,045	61,205
Liabilities related to assets held for sale	2,308	—
Total liabilities	1,679,982	1,609,871
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	8,508	3,798
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 58,117 shares and 60,873 shares issued and outstanding, respectively	581	609
Class T common stock, $0.01 par value—500,000 shares authorized, 11,692 shares and 9,831 shares issued and outstanding, respectively	117	98
Class S common stock, $0.01 par value—500,000 shares authorized, 28,958 shares and 23,516 shares issued and outstanding, respectively	290	235
Class D common stock, $0.01 par value—500,000 shares authorized, 5,509 shares and 4,098 shares issued and outstanding, respectively	55	41
Class I common stock, $0.01 par value—500,000 shares authorized, 47,745 shares and 44,723 shares issued and outstanding, respectively	477	447
Additional paid-in capital	1,330,413	1,269,146
Distributions in excess of earnings	(859,021)	(841,496)
Accumulated other comprehensive loss	(20,301)	(27,431)
Total stockholders’ equity	452,611	401,649
Noncontrolling interests	116,306	96,242
Total equity	568,917	497,891
Total liabilities and equity	$2,257,407	$2,111,560

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Rental revenues	$48,629	$44,598	$99,061	$88,866
Debt-related income	2,319	166	4,443	200
Total revenues	50,948	44,764	103,504	89,066
Operating expenses:
Rental expenses	16,914	14,408	34,476	29,911
Real estate-related depreciation and amortization	17,174	14,459	33,907	28,909
General and administrative expenses	2,527	2,212	5,112	4,441
Advisory fees, related party	5,085	4,303	9,909	8,456
Performance participation allocation	2,246	662	3,995	2,010
Impairment of real estate property	—	—	758	—
Total operating expenses	43,946	36,044	88,157	73,727
Other expenses (income):
Interest expense	17,048	14,289	33,611	27,640
Gain on sale of real estate property	—	—	(27,342)	(2,192)
Other income	(476)	(312)	(750)	(404)
Total other expenses	16,572	13,977	5,519	25,044
Net (loss) income	(9,570)	(5,257)	9,828	(9,705)
Net loss (income) attributable to redeemable noncontrolling interests	64	17	(70)	32
Net loss (income) attributable to noncontrolling interests	923	377	(776)	676
Net (loss) income attributable to common stockholders	$(8,583)	$(4,863)	$8,982	$(8,997)
Weighted-average shares outstanding—basic	150,126	142,429	148,005	142,486
Weighted-average shares outstanding—diluted	167,387	153,973	164,255	153,917
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.06)	$(0.03)	$0.06	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(9,570)	$(5,257)	$9,828	$(9,705)
Change from cash flow hedging derivatives	2,031	(930)	7,946	(19,152)
Comprehensive (loss) income	(7,539)	(6,187)	17,774	(28,857)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	50	18	(125)	95
Comprehensive loss (income) attributable to noncontrolling interests	701	429	(1,537)	2,091
Comprehensive (loss) income attributable to common stockholders	$(6,788)	$(5,740)	$16,112	$(26,671)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling		Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests		Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	143,355	$1,434	$1,276,100	$(792,286)	$(31,459)		$85,533	$539,322
Net loss (excluding $17 attributable to redeemable noncontrolling interest)	—	—	—	(4,863)	—		(377)	(5,240)
Unrealized loss from derivative instruments (excluding $1 attributable to redeemable noncontrolling interest)	—	—	—	—	(877)		(52)	(929)
Issuance of common stock, net of offering costs	3,104	31	22,221	—	—		—	22,252
Redemptions of common stock	(4,684)	(47)	(35,188)	—	—		—	(35,235)
Amortization of share-based compensation	—	—	22	—	—		—	22
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $47 attributable to redeemable noncontrolling interest)	—	—	—	(12,850)	—		(1,068)	(13,918)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(55)	—	—		—	(55)
Redemptions of noncontrolling interests	—	—	(9)	—	—		(870)	(879)
Balance as of June 30, 2020	141,775	$1,418	$1,263,091	$(809,999)	$(32,336)		$83,166	$505,340
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	147,292	$1,473	$1,298,328	$(837,019)	$(22,096)		$119,665	$560,351
Net loss (excluding $(64) attributable to redeemable noncontrolling interest)	—	—	—	(8,583)	—		(923)	(9,506)
Unrealized gain from derivative instruments (excluding $14 attributable to redeemable noncontrolling interest)	—	—	—	—	1,795		222	2,017
Issuance of common stock, net of offering costs	7,161	71	51,419	—	—		—	51,490
Redemptions of common stock	(2,432)	(24)	(18,427)	—	—		—	(18,451)
Amortization of share-based compensation	—	—	38	—	—		—	38
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $105 attributable to redeemable noncontrolling interest)	—	—	(655)	(13,419)	—		(1,520)	(15,594)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(233)	—	—		—	(233)
Redemptions of noncontrolling interests	—	—	(57)	—	—		(1,138)	(1,195)
Balance as of June 30, 2021	152,021	$1,520	$1,330,413	$(859,021)	$(20,301)		$116,306	$568,917
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)		$81,657	$550,288
Net loss (excluding $32 attributable to redeemable noncontrolling interest)	—	—	—	(8,997)	—		(676)	(9,673)
Unrealized loss from derivative instruments (excluding $63 attributable to redeemable noncontrolling interest)	—	—	—	—	(17,674)		(1,415)	(19,089)
Issuance of common stock, net of offering costs	10,081	101	72,360	—	—		—	72,461
Share-based compensation, net of forfeitures	16	—	118	—	—		—	118
Redemptions of common stock	(8,802)	(88)	(65,924)	—	—		—	(66,012)
Amortization of share-based compensation	—	—	37	—	—	`	—	37
Issuances of OP Units for DST Interests	—	—	—	—	—		11,233	11,233
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $94 attributable to redeemable noncontrolling interest)	—	—	—	(25,743)	—		(2,050)	(27,793)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(193)	—	—		—	(193)
Redemptions of noncontrolling interests	—	—	(454)	—	—		(5,583)	(6,037)
Balance as of June 30, 2020	141,775	$1,418	$1,263,091	$(809,999)	$(32,336)		$83,166	$505,340
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)		$96,242	$497,891
Net income (excluding $70 attributable to redeemable noncontrolling interest)	—	—	—	8,982	—		776	9,758
Unrealized gain from derivative instruments (excluding $55 attributable to redeemable noncontrolling interest)	—	—	—	—	7,130		761	7,891
Issuance of common stock, net of offering costs	13,648	136	98,082	—	—		—	98,218
Share-based compensation, net of forfeitures	8	—	57	—	—		—	57
Redemptions of common stock	(4,676)	(46)	(35,334)	—	—		—	(35,380)
Amortization of share-based compensation	—	—	28	—	—	`	—	28
Issuances of OP Units for DST Interests	—	—	—	—	—		25,941	25,941
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $208 attributable to redeemable noncontrolling interest)	—	—	(1,242)	(26,507)	—		(5,231)	(32,980)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(185)	—	—		—	(185)
Redemptions of noncontrolling interests	—	—	(139)	—	—		(2,183)	(2,322)
Balance as of June 30, 2021	152,021	$1,520	$1,330,413	$(859,021)	$(20,301)		$116,306	$568,917

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$9,828	$(9,705)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	33,907	28,909
Straight-line rent and amortization of above- and below-market leases	(3,177)	(4,231)
Gain on sale of real estate property	(27,342)	(2,192)
Impairment of real estate property	758	—
Other	6,572	5,400
Changes in operating assets and liabilities	1,317	658
Net cash provided by operating activities	21,863	18,839
Investing activities:
Real estate acquisitions	(159,305)	(113,166)
Capital expenditures	(14,840)	(17,680)
Proceeds from disposition of real estate property	48,960	2,752
Principal collections on debt-related investments	2,406	86
Investment in debt-related investments	(402)	(44,996)
Other	(3,369)	(3,325)
Net cash used in investing activities	(126,550)	(176,329)
Financing activities:
Repayments of mortgage notes	(1,597)	(1,459)
Net repayments of line of credit	(23,000)	—
Redemptions of common stock	(35,380)	(66,012)
Distributions on common stock	(15,158)	(15,045)
Proceeds from issuance of common stock	93,179	65,726
Proceeds from financing obligations, net	100,302	146,655
Offering costs for issuance of common stock and private placements	(5,376)	(4,945)
Distributions to noncontrolling interest holders	(2,883)	(2,112)
Redemption of OP Unit holder interests	(2,322)	(6,037)
Other	(2,464)	(5,464)
Net cash provided by financing activities	105,301	111,307
Net increase (decrease) in cash, cash equivalents and restricted cash	614	(46,183)
Cash, cash equivalents and restricted cash, at beginning of period	21,734	107,782
Cash, cash equivalents and restricted cash, at end of period	$22,348	$61,599

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries. The Company is externally managed by its advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, Black Creek Diversified Property Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. See Note 15 for additional information regarding this transaction. References to the “Advisor” throughout this report mean Black Creek Diversified Property Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter.

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

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 3” for detail relating to our real estate properties held for sale:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Land	$485,893	$476,442
Buildings and improvements	1,740,000	1,689,474
Intangible lease assets	280,247	289,762
Investment in real estate properties	2,506,140	2,455,678
Accumulated depreciation and amortization	(491,804)	(501,105)
Net investment in real estate properties	$2,014,336	$1,954,573

Acquisitions

During the six months ended June 30, 2021, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Radar Distribution Center LLC	Industrial	3/31/2021	$49,168
Intermountain SC	Industrial	6/30/2021	61,057
Barrow Crossing	Retail	6/22/2021	50,205
Total acquisitions			$160,430
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.

During the six months ended June 30, 2021, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Six Months Ended
($ in thousands)	June 30, 2021
Land	$28,060
Building	125,634
Intangible lease assets	14,410
Above-market lease assets	1,182
Below-market lease liabilities	(8,856)
Total purchase price (1)	$160,430
(1)	There was no debt assumed in connection with the 2021 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2021, as of the respective date of each acquisition, was 11.3 years.

Dispositions

During the six months ended June 30, 2021, we sold one retail property and one industrial property for net proceeds of approximately $49.0 million. We recorded a net gain on sale of approximately $27.3 million.

During the six months ended June 30, 2020, we sold one retail outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, excluding properties classified as held for sale, as of June 30, 2021 and December 31, 2020 include the following:

	As of June 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$257,263	$(198,946)	$58,317	$266,242	$(214,055)	$52,187
Above-market lease assets	22,984	(19,688)	3,296	23,520	(21,216)	2,304
Below-market lease liabilities	(87,524)	40,017	(47,507)	(79,891)	39,434	(40,457)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$693	$2,337	$1,869	$2,625
Above-market lease amortization	(87)	(47)	(189)	(118)
Below-market lease amortization	746	881	1,497	1,724
Real estate-related depreciation and amortization:
Depreciation expense	$14,054	$11,291	$27,408	$22,254
Intangible lease asset amortization	3,120	3,168	6,499	6,655

Real Estate Property Impairment

During the six months ended June 30, 2021, we recorded non-cash impairment charges of $0.8 million related to a retail property located in the Manomet, Massachusetts market, which was disposed of in March 2021. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment.

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

As of June 30, 2021, we had two office properties (Venture Corporate Center and Bank of America Tower) that met the criteria to be classified as held for sale. The following table summarizes the amounts held for sale as of June 30, 2021. We subsequently sold Bank of America Tower in July 2021 and are expected to sell Venture Corporate Center in the third quarter of 2021, subject to certain conditions. See “Note 15” for additional information regarding the subsequent disposition of Bank of America Tower.

	As of
(in thousands)	June 30, 2021	December 31, 2020
Net investment in real estate properties	$67,273	$—
Other Assets	1,372	—
Assets held for sale	$68,645	$—
Accounts payable and accrued expenses	$873	$—
Intangible lease liabilities, net	308
Other liabilities	1,127	—
Liabilities related to assets held for sale	$2,308	$—

4. DEBT

A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2021	2020	Current Maturity Date	2021	2020
Line of credit (1)	1.50%	1.54%	January 2023	$83,000	$106,000
Term loan (2)	3.27	3.27	January 2024	325,000	325,000
Term loan (3)	3.29	3.29	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.54	3.55	September 2021 - December 2029	208,947	210,544
Floating-rate mortgage note (5)	2.50	2.50	January 2022	127,000	127,000
Total principal amount / weighted-average (6)	3.07%	3.04%		$943,947	$968,544
Less: unamortized debt issuance costs				$(2,897)	$(4,083)
Add: mark-to-market adjustment on assumed debt				715	844
Total debt, net				$941,765	$965,305
Gross book value of properties encumbered by debt				$589,210	$584,637
(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of June 30, 2021, the unused and available portions under the line of credit were approximately $367.0 million and $235.1 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of June 30, 2021. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of June 30, 2021. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.
(4)	The amount outstanding as of June 30, 2021 includes a $49.3 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we have effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expires in July 2021. This mortgage note has a final maturity date in August 2023.
(5)	The effective interest rate is calculated based on LIBOR plus a margin. As of both June 30, 2021, and December 31, 2020, our floating-rate mortgage note was subject to a weighted-average interest rate spread of 2.25%.
(6)	The weighted-average remaining term of our borrowings was approximately 2.2 years as of June 30, 2021, excluding the impact of certain extension options.

As of June 30, 2021, the principal payments due on our outstanding debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2021	$—	$—	$46,760	$46,760
2022 (1)	—	200,000	128,161	328,161
2023 (2)	83,000	—	11,416	94,416
2024	—	325,000	—	325,000
2025	—	—	70,000	70,000
Thereafter	—	—	79,610	79,610
Total principal payments	$83,000	$525,000	$335,947	$943,947
(1)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”)

as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of June 30, 2021, our line of credit and our term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the line of credit and term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of June 30, 2021.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $8.3 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Liabilities
As of June 30, 2021
Interest rate swaps	14	$549,254	$18,996
Interest rate caps	1	127,000	—
Total derivative instruments	15	$676,254	$18,996
As of December 31, 2020
Interest rate swaps	14	$549,849	$26,916
Interest rate caps	1	127,000	—
Total derivative instruments	15	$676,849	$26,916

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(600)	$(3,000)	$2,743	$(21,730)
Amount reclassified from AOCI into interest expense	2,631	2,070	5,203	2,578
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	17,048	14,289	33,611	27,640
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	$—	$(1)	$(13)	$(12)

5. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). During the six months ended June 30, 2021 and 2020, we sold approximately $114.9 million and $168.4 million, respectively, in gross interests related to the DST Program, including interests financed by the DST Program Loans (as defined below), and incurred rent obligations of approximately $13.3 million and $8.4 million, respectively, under our master lease agreements with investors who are participating in the DST Program. Additionally, during the six months ended June 30, 2021 and 2020, 3.4 million partnership units (“OP Units”) in our operating partnership, Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”) and 1.5 million OP Units, respectively were issued in exchange for DST Interests, for a net investment of $25.9 million and $11.3 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of June 30, 2021 and December 31, 2020, there were approximately $56.8 million and $45.2 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. Of the $114.9 million and $168.4 million, respectively, of gross interests sold during the six months ended June 30, 2021 and 2020, $11.8 million and $21.8 million, respectively, were financed by DST Program Loans. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the “DST Program Loans” line item and we include income earned from DST Program Loans in “other income” on our condensed consolidated statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

6. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2021
Liabilities:
Derivative instruments	$—	$18,996	$—	$18,996
Total liabilities measured at fair value	$—	$18,996	$—	$18,996
As of December 31, 2020
Liabilities:
Derivative instruments	$—	$26,916	$—	$26,916
Total liabilities measured at fair value	$—	$26,916	$—	$26,916

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

Nonrecurring Fair Value Measurements

As of June 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$47,883	$47,796	$49,885	$49,584
DST Program Loans	56,776	56,776	45,229	45,229
Liabilities:
Line of credit	$83,000	$82,972	$106,000	$105,592
Term loans	525,000	524,164	525,000	521,945
Mortgage notes	335,947	336,629	337,544	336,336
(1)	The carrying value reflects the principal amount outstanding.

7. STOCKHOLDERS’ EQUITY

Public Offering

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the six months ended June 30, 2021, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$14,366	$43,152	$11,009	$24,652	$—	$93,179
DRIP	900	2,138	408	4,103	3,556	11,105
Total offering	$15,266	$45,290	$11,417	$28,755	$3,556	$104,284
Number of shares sold:
Primary offering	1,841	5,628	1,456	3,256	—	12,181
DRIP	119	282	54	542	470	1,467
Total offering	1,960	5,910	1,510	3,798	470	13,648

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	7,543	21,786	3,815	45,451	64,760	143,355
Issuance of common stock:
Primary shares	956	425	37	972	—	2,390
Distribution reinvestment plan	46	118	24	266	260	714
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(35)	(459)	(93)	(2,378)	(1,719)	(4,684)
Balance as of June 30, 2020	8,510	21,870	3,783	44,311	63,301	141,775
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	10,369	26,443	4,899	46,169	59,412	147,292
Issuance of common stock:
Primary shares	1,318	2,719	640	1,740	—	6,417
Distribution reinvestment plan	61	147	29	277	230	744
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(56)	(351)	(59)	(441)	(1,525)	(2,432)
Balance as of June 30, 2021	11,692	28,958	5,509	47,745	58,117	152,021
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	2,720	2,415	357	3,160	—	8,652
Distribution reinvestment plan	81	234	46	542	526	1,429
Share-based compensation	—	—	—	16	—	16
Redemptions of common stock	(143)	(1,372)	(119)	(3,139)	(4,029)	(8,802)
Balance as of June 30, 2020	8,510	21,870	3,783	44,311	63,301	141,775
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	1,841	5,628	1,456	3,256	—	12,181
Distribution reinvestment plan	119	282	54	542	470	1,467
Share-based compensation	—	—	—	8	—	8
Redemptions of common stock	(99)	(468)	(99)	(784)	(3,226)	(4,676)
Balance as of June 30, 2021	11,692	28,958	5,509	47,745	58,117	152,021

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Distributions
2021
March 31	$0.09375	$7,562	$2,010	$5,526	$15,098
June 30	0.09375	7,696	2,266	5,723	15,685
Total	$0.18750	$15,258	$4,276	$11,249	$30,783
2020
March 31	$0.09375	$7,533	$1,499	$5,360	$14,392
June 30	0.09375	7,539	1,611	5,316	14,466
September 30	0.09375	7,482	1,592	5,282	14,356
December 31	0.09375	7,464	1,750	5,347	14,561
Total	$0.37500	$30,018	$6,452	$21,305	$57,775
(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.
(2)	Includes other cash distributions consisting of (i) distributions paid to holders of OP Units; and (ii) ongoing distribution fees paid to the dealer manager for our public offerings, Black Creek Capital Markets, LLC (the “Dealer Manager”), with respect to certain classes of our shares. See “Note 9” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2021 and 2020. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2021	2020
Number of shares requested for redemption or repurchase	4,676	8,802
Number of shares redeemed or repurchased	4,676	8,802
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.57	$7.50

8. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership issued OP Units to the Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the amended and restated advisory agreement, by and among the Company, the Operating Partnership and our Advisor. The Former Sponsor subsequently transferred these OP Units to its members or their affiliates. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units have the ability to tender the OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interest activity for the six months ended June 30, 2021:

($ in thousands)
As of December 31, 2019	$-
Settlement of 2020 performance participation allocation (1)	3,776
Distributions to OP Unitholders	(94)
Net income attributable to redeemable noncontrolling interest	(32)
Change from cash flow hedging activities attributable to redeemable noncontrolling interest	(63)
Redemption value allocation adjustment to redeemable noncontrolling interest	193
As of June 30, 2020	$3,780

As of December 31, 2020	$3,798
Settlement of 2020 performance participation allocation (2)	4,608
Distributions to OP Unitholders	(208)
Net income attributable to redeemable noncontrolling interest	70
Change from cash flow hedging activities attributable to redeemable noncontrolling interest	55
Redemption value allocation adjustment to redeemable noncontrolling interest	185
As of June 30, 2021	$8,508
(1)	The 2019 performance participation allocation in the amount of $3.8 million became payable to the Former Sponsor on December 31, 2019. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $3.8 million (based on the NAV per unit as of December 31, 2019), which were issued to the Former Sponsor in January 2020 and subsequently transferred to its members or their affiliates.
(2)	The 2020 performance participation allocation in the amount of $4.6 million became payable to the Former Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.

9. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Selling commissions and dealer manager fees (1)	$615	$298	$1,021	$990	$—	$—
Ongoing distribution fees (1)(2)	673	497	1,276	967	242	188
Advisory fees - fixed component	5,085	4,303	9,909	8,456	1,728	1,547
Performance participation allocation	2,246	662	3,995	2,010	3,995	4,608
Other expense reimbursements— Advisor (3)(4)	2,792	2,363	5,833	4,580	1,211	2,112
Other expense reimbursements—Dealer Manager	84	51	142	386	—	—
DST Program selling commissions, dealer manager and distribution fees (1)	1,921	1,098	3,316	2,497	239	—
Other DST Program related costs—Advisor (3)	1,249	1,138	2,268	2,569	77	—
Total	$14,665	$10,410	$27,760	$22,455	$7,492	$8,455
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees accrue daily and are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $21.6 million and $15.5 million as of June 30, 2021 and December 31, 2020, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Includes costs reimbursed to the Advisor related to the DST Program.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described after this footnote, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended June 30, 2021, and 2020 were approximately $2.2 million and $1.9 million, respectively. Amounts incurred related to these compensation expenses for the six months ended June 30, 2021, and 2020 were approximately $4.7 million and $3.7 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

10. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net (loss) income attributable to common stockholders—basic	$(8,583)	$(4,863)	$8,982	$(8,997)
Net (loss) income attributable to redeemable OP Units	(64)	(17)	70	(32)
Net (loss) income attributable to OP Units	(923)	(377)	776	(676)
Net (loss) income attributable to common stockholders—diluted	$(9,570)	$(5,257)	$9,828	$(9,705)
Weighted-average shares outstanding—basic	150,126	142,429	148,005	142,486
Incremental weighted-average shares effect of conversion of OP Units	17,261	11,544	16,250	11,431
Weighted-average shares outstanding—diluted	167,387	153,973	164,255	153,917
Net (loss) income per share attributable to common stockholders:
Basic	$(0.06)	$(0.03)	$0.06	$(0.06)
Diluted	$(0.06)	$(0.03)	$0.06	$(0.06)

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2021	2020
Distributions reinvested in common stock	$11,105	$10,681
Change in accrued future ongoing distribution fees	6,158	361
Increase in DST Program Loans receivable through DST Program capital raising	11,756	21,790
Redeemable noncontrolling interest issued as settlement of performance participation allocation	4,608	3,776
Redemption value allocation adjustment to redeemable noncontrolling interest	185	193
Mortgage notes assumed on real estate acquisitions at fair value	—	9,580
Issuances of OP Units for DST Interests	25,941	11,240

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30,
(in thousands)	2021	2020
Beginning of period:
Cash and cash equivalents	$11,266	$97,772
Restricted cash	10,468	10,010
Cash, cash equivalents and restricted cash	$21,734	$107,782
End of period:
Cash and cash equivalents	$11,784	$51,487
Restricted cash	10,564	10,112
Cash, cash equivalents and restricted cash	$22,348	$61,599

12. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (COVID-19) pandemic. A number of our customers previously announced temporary closures of their stores and requested rent deferral or rent abatement during the pandemic, particularly in early 2020.

The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity could severely impact our customers’ businesses, financial condition and liquidity and could cause customers to be unable to fully meet their obligations to us or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact our future compliance with financial covenants of our credit facility and other debt agreements; and
●	weaker economic conditions could cause us to recognize impairment in value of our tangible or intangible assets.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While COVID-19 has not had a material effect on our condensed consolidated financial statements during the year ended December 31, 2020 and during the six months ended June 30, 2021 and the vaccination rates in the United States are encouraging, the number of people diagnosed with COVID-19 in the United States is once again on the rise and we are unable to predict the impact that the COVID-19 pandemic and the vaccination rates in the United States will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

13. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2021.

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

The following table reflects our total assets by business segment as of June 30, 2021 and December 31, 2020:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Assets:
Office properties (1)	$388,641	$459,646
Retail properties	715,385	670,455
Multi-family properties	358,289	363,322
Industrial properties	552,021	461,150
Corporate	243,071	156,987
Total assets	$2,257,407	$2,111,560
(1)	As of June 30, 2021, amount excludes properties classified as held for sale. Refer to “Note 3” for further detail.

The following table sets forth the financial results by segment for the three and six months ended June 30, 2021 and 2020:

(in thousands)	Office	Retail	Multi-family	Industrial	Consolidated
For the Three Months Ended June 30, 2021
Rental revenues	$15,953	$17,010	$7,008	$8,658	$48,629
Rental expenses	(7,496)	(4,292)	(3,167)	(1,959)	(16,914)
Net operating income	$8,457	$12,718	$3,841	$6,699	$31,715
Real estate-related depreciation and amortization	$5,000	$4,482	$2,589	$5,103	$17,174
For the Three Months Ended June 30, 2020
Rental revenues	$16,238	$18,100	$4,992	$5,268	$44,598
Rental expenses	(7,189)	(3,763)	(2,218)	(1,238)	(14,408)
Net operating income	$9,049	$14,337	$2,774	$4,030	$30,190
Real estate-related depreciation and amortization	$4,957	$4,709	$2,163	$2,630	$14,459
For the Six Months Ended June 30, 2021
Rental revenues	$32,776	$34,921	$13,648	$17,716	$99,061
Rental expenses	(15,005)	(9,194)	(6,409)	(3,868)	(34,476)
Net operating income	$17,771	$25,727	$7,239	$13,848	$64,585
Real estate-related depreciation and amortization	$9,869	$9,109	$5,329	$9,600	$33,907
For the Six Months Ended June 30, 2020
Rental revenues	$32,751	$35,743	$10,240	$10,132	$88,866
Rental expenses	(15,313)	(8,026)	(4,356)	(2,216)	(29,911)
Net operating income	$17,438	$27,717	$5,884	$7,916	$58,955
Real estate-related depreciation and amortization	$9,825	$9,558	$4,326	$5,200	$28,909

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(8,583)	$(4,863)	$8,982	$(8,997)
Debt-related income	(2,319)	(166)	(4,443)	(200)
Real estate-related depreciation and amortization	17,174	14,459	33,907	28,909
General and administrative expenses	2,527	2,212	5,112	4,441
Advisory fees, related party	5,085	4,303	9,909	8,456
Performance participation allocation	2,246	662	3,995	2,010
Impairment of real estate property	—	—	758	—
Other income	(476)	(312)	(750)	(404)
Interest expense	17,048	14,289	33,611	27,640
Gain on sale of real estate property	—	—	(27,342)	(2,192)
Net (loss) income attributable to redeemable noncontrolling interests	(64)	(17)	70	(32)
Net (loss) income attributable to noncontrolling interests	(923)	(377)	776	(676)
Net operating income	$31,715	$30,190	$64,585	$58,955

15. SUBSEQUENT EVENTS

Completion of the Transaction with Ares

On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including Black Creek Diversified Property Advisors LLC, the Company’s Former Advisor (the “Transaction”). On the same date, the Company’s Former Advisor assigned the advisory agreement to the Company’s New Advisor. Ares did not acquire the Former Sponsor, and the Company now considers the Ares real estate group to be the Company’s sponsor.

Ares intends to continue to operate the business of Black Creek Group consistent with past practice. The principals of Black Creek Group, the rest of the management team and the Company’s current officers are expected to continue to serve in their roles with respect to the Company for the foreseeable future, although certain Ares personnel are expected to join the Company’s board of directors and have joined the Advisor’s investment committee. Any changes to the Company’s board of directors, management team or investment policies will require approval of the Company’s board of directors. Although such changes may be made in the future, no such changes have been approved at this time.

Advisory Agreement

On July 1, 2021, in connection with the Transaction, the Company and the Operating Partnership entered into the Second Amended and Restated Advisory Agreement (2021) (the “Advisory Agreement”) with the New Advisor. The Advisory Agreement amends and restates the Amended and Restated Advisory Agreement (2021) (the “Prior Advisory Agreement”) to, among other things, reflect the assignment of the Advisor’s rights and obligations under the Prior Advisory Agreement to the New Advisor. The term of the Advisory Agreement ends on April 30, 2022, subject to renewals by mutual consent of the parties for an unlimited number of successive one-year periods. The terms of the Advisory Agreement are otherwise substantially the same as the terms of the Prior Advisory Agreement.

Limited Partnership Agreement

On July 1, 2021, in connection with the Transaction, the Company, on behalf of itself as general partner and on behalf of the limited partners thereto other than the special limited partner, entered into the Tenth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Limited Partnership Agreement”). The Limited Partnership Agreement amends and restates the Ninth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of December 20, 2019, as amended by Amendment No. 1 dated as of December 8, 2020 (the “Prior Limited Partnership Agreement”) in order to reflect the assignment and transfer of all of the special partnership units to the New Advisor. The terms of the Limited Partnership Agreement are otherwise substantially the same as the terms of the Prior Limited Partnership Agreement.

Acquisition of Properties

Subsequent to June 30, 2021, we acquired (excluding properties related to our DST Program) two industrial properties for a total aggregate purchase price of approximately $40.7 million.

Acquisition Under Contract

On July 19, 2021, we entered into a contract to acquire an industrial property located in San Jose, California with a purchase price of approximately $95.8 million. There can be no assurance that we will complete the acquisition of the property under contract.

Disposition of Property

On July 22, 2021, we sold to an unrelated third party an office property located in Boca Raton, Florida (“Bank of America Tower”) that was classified as held for sale as of June 30, 2021, for gross proceeds of approximately $44.6 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $31.4 million.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, and the COVID-19 pandemic, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition, and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	challenges related to the integration of Black Creek Group into the business operations and corporate culture of Ares, the allocation of corporate resources, and the retention of Black Creek Group personnel, which could adversely impact our business and reduce the synergies that we expect to benefit from as a result of the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business by Ares;
●	conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2021, our real property portfolio consisted of 58 properties, which includes two properties classified as held for sale, totaling approximately 12.2 million square feet located in 26 markets throughout the U.S.

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

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the six months ended June 30, 2021, we raised $93.2 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $11.1 million from the sale of common stock under our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the six months ended June 30, 2021, we sold $114.9 million of gross interests related to the DST Program, $11.8 million of which were financed by DST Program Loans. See “Note 5” to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, multi-family and industrial. The following table summarizes our real property portfolio (including properties classified as held for sale) by segment as of June 30, 2021:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	8	9	2,082	17.1%	$33.04	80.6%	$746,850	27.4%
Retail properties	9	26	3,340	27.5	18.50	93.7	960,250	35.2
Multi-family properties	4	4	1,222	10.0	23.27	95.1	394,250	14.4
Industrial properties	16	19	5,518	45.4	5.27	98.4	627,850	23.0
Total real property portfolio	26	58	12,162	100.0%	$14.83	93.7%	$2,729,200	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of June 30, 2021.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S., Inc., a third-party valuation firm, to serve as our independent valuation advisor (‘‘Altus Group’’ or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source, subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $2.73 billion compares to a GAAP basis of real properties, including assets held for sale, (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.51 billion, representing a difference of approximately $220.9 million, or 8.8%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in our operating partnership (“OP Units”), which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2021 and December 31, 2020:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Investments in office properties	$746,850	$753,950
Investments in retail properties	960,250	906,100
Investments in multi-family properties	394,250	388,350
Investments in industrial properties	627,850	516,100
Total investment in real estate properties	2,729,200	2,564,500
Debt-related investments	47,796	49,584
DST Program Loans	56,776	45,229
Total investments	2,833,772	2,659,313
Cash and cash equivalents	11,784	11,266
Restricted cash	10,564	10,468
Other assets	30,527	27,987
Line of credit, term loans and mortgage notes	(943,947)	(968,544)
Financing obligations associated with our DST Program	(593,841)	(507,204)
Other liabilities	(46,581)	(46,729)
Accrued performance-based fee	(3,995)	(4,608)
Accrued advisory fees	(1,733)	(1,548)
Aggregate Fund NAV	$1,296,550	$1,180,401
Total Fund Interests outstanding	169,242	156,527

The following table sets forth the NAV per Fund Interest as of June 30, 2021:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,296,550	$89,575	$221,842	$42,202	$365,768	$445,230	$131,933
Fund Interests outstanding	169,242	11,692	28,958	5,509	47,745	58,117	17,221
NAV Per Fund Interest	$7.66	$7.66	$7.66	$7.66	$7.66	$7.66	$7.66

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of June 30, 2021, we estimated approximately $21.6 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of June 30, 2021, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Multi-family	Industrial	Average Basis
Exit capitalization rate	6.39%	6.21%	5.26%	5.31%	5.92%
Discount rate / internal rate of return	7.10%	6.77%	6.07%	6.02%	6.59%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects fair value of such properties:

	Hypothetical					Weighted-
Input	Change	Office	Retail	Multi-family	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.95%	2.54%	3.20%	3.37%	2.94%
	0.25% increase	(2.72)%	(2.34)%	(2.91)%	(3.06)%	(2.69)%
Discount rate (weighted-average)	0.25% decrease	2.12%	1.92%	2.00%	2.01%	2.01%
	0.25% increase	(2.07)%	(1.87)%	(1.95)%	(1.96)%	(1.96)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2021 was $18.8 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $18.8 million, or $0.11 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2021. As of June 30, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our total shareholder returns assuming we were to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2021:

(in thousands)	As of June 30, 2021
Total stockholder's equity	$452,611
Noncontrolling interests	116,306
Total equity under GAAP	568,917

Adjustments:
Accrued distribution fee (1)	21,646
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	235,590
Accumulated depreciation and amortization (3)	474,511
Other adjustments (4)	(4,114)
Aggregate Fund NAV	$1,296,550
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our real estate and real estate-related investments or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain of debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $7.54 per share as of December 31, 2020 to $7.66 per share as of June 30, 2021. The increase in NAV was primarily driven by performance of our real property portfolio, including the disposition of an industrial property for net proceeds of approximately $42.7 million, which resulted in an increase to NAV, as well as the acquisitions of two industrial properties and one grocery-anchored retail property for a combined purchase price of $159.3 million, which have been accretive to portfolio returns.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of June 30, 2021) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.46)%	0.18%	2.80%	3.86%	4.28%	5.80%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.42)%	0.58%	3.48%	3.56%	4.10%	5.69%
Difference	(0.04)%	(0.40)%	(0.68)%	0.30%	0.18%	0.11%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.99%	3.69%	6.40%	5.06%	4.92%	5.95%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.03%	4.10%	7.10%	4.76%	4.74%	5.85%
Difference	(0.04)%	(0.41)%	(0.70)%	0.30%	0.18%	0.10%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.46)%	0.18%	2.80%	3.86%	4.28%	5.80%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.42)%	0.58%	3.48%	3.56%	4.10%	5.69%
Difference	(0.04)%	(0.40)%	(0.68)%	0.30%	0.18%	0.11%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.99%	3.69%	6.40%	5.06%	4.92%	5.95%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.03%	4.10%	7.10%	4.76%	4.74%	5.85%
Difference	(0.04)%	(0.41)%	(0.70)%	0.30%	0.18%	0.10%

Class D Share Total Return (3)	2.14%	4.00%	7.03%	5.69%	5.52%	6.33%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.18%	4.41%	7.74%	5.39%	5.34%	6.22%
Difference	(0.04)%	(0.41)%	(0.71)%	0.30%	0.18%	0.11%

Class I Share Total Return (3)	2.21%	4.12%	7.30%	5.95%	5.85%	6.74%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.24%	4.54%	8.01%	5.65%	5.66%	6.63%
Difference	(0.03)%	(0.42)%	(0.71)%	0.30%	0.19%	0.11%

Class E Share Return Total Return (3)	2.21%	4.12%	7.30%	5.95%	5.87%	6.80%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.24%	4.54%	8.01%	5.65%	5.69%	6.69%
Difference	(0.03)%	(0.42)%	(0.71)%	0.30%	0.18%	0.11%
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

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. This, coupled with various government stimulus efforts designed to help smaller businesses in this environment, has helped us recover a significant portion of 2020 deferred rent in 2021. We can provide no assurances that we will be able to collect rent at the same level that we did prior to the pandemic going forward. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and multi-family sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, as of June 30, 2021, we acquired two industrial properties and one grocery-anchored retail property in 2021 for an aggregate contractual purchase price of $159.3 million.

Rent collections for the three months ended June 30, 2021 for our portfolio as a whole to date are 98.6%, which includes 99.6% for office properties, 98.6% for retail properties, 98.3% for multi-family properties, and 97.0% for industrial properties. We have also collected 97.0% of our base rent originally payable for the month of July in 2021. In addition, we are pleased to report that our retail portfolio as a whole has remained stable, and many of our customers are successfully supplementing their in-store sales with e-commerce and curbside pick-up.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During the six months ended June 30, 2021, we completed the following activities:

●	We acquired two industrial properties and one grocery-anchored retail property comprising 1.1 million square feet for an aggregate contractual purchase price of approximately $159.3 million.
●	We sold one industrial property and one retail property for net proceeds of approximately $49.0 million and recorded a net gain on sale of approximately $27.3 million and an impairment of $758,000, respectively.
●	We leased approximately 982,000 square feet, which included 284,000 square feet of new leases and 698,000 square feet of renewals. We are currently 93.7% leased as of June 30, 2021, as compared to 93.1% as of December 31, 2020.
●	We decreased our leverage ratio from 37.1% as of December 31, 2020, to 34.0% as of June 30, 2021. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (based on the outstanding principal balance of our borrowings less cash and cash equivalents) our leverage ratio decreased from 36.6% as of December 31, 2020, to 33.6% as of June 30, 2021.
●	We raised $93.2 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $11.1 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $114.9 million of gross capital through private placement offerings by selling DST Interests, $11.8 million of which were financed by DST Program Loans.
●	We redeemed 4.7 million shares of common stock at a weighted-average purchase price of $7.57 per share for an aggregate amount of $35.4 million.

Results for the Three and Six Months Ended June 30, 2021 Compared to the Same Periods in 2020

The following table summarizes our results of operations for the three and six months ended June 30, 2021, as compared to the same periods in 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three-month periods presented below includes 48 properties totaling 8.5 million square feet owned as of April 1, 2020, which portfolio represented 69.6% of total rentable square feet as of June 30, 2021. The same store operating portfolio for the six-month periods presented below includes 45 properties totaling approximately 8.0 million square feet owned as of January 1, 2020, which portfolio represented 65.6% of total rentable square feet as of June 30, 2021.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
($ in thousands, except per square foot data)	2021	2020	$	%	2021	2020	$	%
Rental revenues:
Same store properties	$42,531	$43,535	$(1,004)	(2.3)	$83,782	$84,161	$(379)	(0.5)%
Non-same store properties	6,098	1,063	5,035	NM	15,279	4,705	10,574	NM
Total rental revenues	48,629	44,598	4,031	9.0	99,061	88,866	10,195	11.5
Rental expenses:
Same store properties	(15,144)	(14,461)	(683)	(4.7)	(29,879)	(28,872)	(1,007)	(3.5)
Non-same store properties	(1,770)	53	(1,823)	NM	(4,597)	(1,039)	(3,558)	NM
Total rental expenses	(16,914)	(14,408)	(2,506)	(17.4)	(34,476)	(29,911)	(4,565)	(15.3)
Net operating income:
Same store properties	27,387	29,074	(1,687)	(5.8)	53,903	55,289	(1,386)	(2.5)
Non-same store properties	4,328	1,116	3,212	NM	10,682	3,666	7,016	NM
Total net operating income	31,715	30,190	1,525	5.1	64,585	58,955	5,630	9.5
Other income and (expenses):
Debt-related income	2,319	166	2,153	NM	4,443	200	4,243	NM
Real estate-related depreciation and amortization	(17,174)	(14,459)	(2,715)	(18.8)	(33,907)	(28,909)	(4,998)	(17.3)
General and administrative expenses	(2,527)	(2,212)	(315)	(14.2)	(5,112)	(4,441)	(671)	(15.1)
Advisory fees, related party	(5,085)	(4,303)	(782)	(18.2)	(9,909)	(8,456)	(1,453)	(17.2)
Performance participation allocation	(2,246)	(662)	(1,584)	NM	(3,995)	(2,010)	(1,985)	(98.8)
Impairment of real estate property	—	—	—	—	(758)	—	(758)	—
Interest expense	(17,048)	(14,289)	(2,759)	(19.3)	(33,611)	(27,640)	(5,971)	(21.6)
Gain on sale of real estate property	—	—	—	—	27,342	2,192	25,150	NM
Other income	476	312	164	52.6	750	404	346	85.6
Total other (expenses) income	(41,285)	(35,447)	(5,838)	(16.5)	(54,757)	(68,660)	13,903	20.2
Net (loss) income	(9,570)	(5,257)	(4,313)	(82.0)	9,828	(9,705)	19,533	NM
Net loss (income) attributable to redeemable noncontrolling interests	64	17	47	NM	(70)	32	(102)	NM
Net loss (income) attributable to noncontrolling interests	923	377	546	NM	(776)	676	(1,452)	NM
Net (loss) income attributable to common stockholders	$(8,583)	$(4,863)	$(3,720)	(76.5)	$8,982	$(8,997)	$17,979	NM
Same store supplemental data:
Same store average percentage leased	91.8%	92.3%			91.2%	92.2%
Same store average annualized base rent per square foot	$17.28	$17.18			$17.83	$17.87

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $4.0 million and $10.2 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. For the three months ended June 30, 2021, same store revenues decreased $1.0 million, as compared to the same period in 2020, primarily driven by reduced occupancy at certain of our office and retail properties in 2021. For the six months ended June 30, 2021, same store revenues decreased $0.4 million, as compared to the same period in 2020, primarily driven by increased rent concessions and reduced market rent at our multi-family properties which affected rental revenue during the first quarter of 2021. Non-same store revenue increased by $5.0 million and $10.6 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, as a result of net positive acquisition activity, primarily in the industrial and multi-family segments after accounting for dispositions, primarily in the retail segment.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Rental income	$47,277	$41,427	$5,850	14.1%	$95,884	$84,635	$11,249	13.3%
Straight-line rent	693	2,337	(1,644)	(70.3)	1,869	2,625	(756)	(28.8)
Amortization of above- and below-market intangibles	659	834	(175)	(21.0)	1,308	1,606	(298)	(18.6)
Total rental revenues	$48,629	$44,598	$4,031	9.0%	$99,061	$88,866	$10,195	11.5%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three and six months ended June 30, 2021 increased by $2.5 million and $4.6 million, respectively, as compared to the same periods in 2020, primarily due to (i) an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2020, which was partially offset by our disposition activity since January 1, 2020; and (ii) increased real estate tax expense and operating expenses associated with certain properties. Increased operating expenses were driven by increased repairs and maintenance expense, including snow removal and parking lot repairs.

The following table presents the various components of our rental expenses:

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Real estate taxes	$7,001	$6,114	$887	14.5%	$14,043	$12,268	$1,775	14.5%
Repairs and maintenance	4,881	3,598	1,283	35.7	9,682	7,490	2,192	29.3
Utilities	1,479	1,342	137	10.2	3,417	2,889	528	18.3
Property management fees	1,187	1,005	182	18.1	2,407	2,055	352	17.1
Insurance	556	442	114	25.8	1,121	877	244	27.8
Other	1,810	1,907	(97)	(5.1)	3,806	4,332	(526)	(12.1)
Total rental expenses	$16,914	$14,408	$2,506	17.4%	$34,476	$29,911	$4,565	15.3%

Other Income and Expenses. The net amount of other expenses increased by $5.8 million for the three months ended June 30, 2021, as compared to the same period in 2020, primarily as a result of (i) an increase in interest expense driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program; (ii) an increase in real estate-related depreciation and amortization driven by our net acquisition activity; and (iii) an increase in base advisory fees, driven by an increase in NAV, and an increase in performance participation allocation, driven by the performance of our portfolio. These drivers were partially offset by increased interest income on debt-related investments received in 2021. The net amount of other expenses decreased by $13.9 million for the six months ended June 30, 2021, as compared to the same period in 2020, primarily as a result of larger gains on 2021 dispositions, partially offset by the drivers discussed above.

Segment Summary for the Three and Six Months Ended June 30, 2021 Compared to the Same Periods in 2020

Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, multi-family and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 14 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
($in thousands, except per square foot data)	2021	2020	$	%	2021	2020	$	%
Rental revenues:
Office	$15,953	$16,310	$(357)	(2.2)%	$32,772	$32,678	$94	0.3%
Retail	16,891	17,619	(728)	(4.1)	33,002	33,247	(245)	(0.7)
Multi-family	5,104	4,992	112	2.2	9,953	10,240	(287)	(2.8)
Industrial	4,583	4,614	(31)	(0.7)	8,055	7,996	59	0.7
Total same store rental revenues	42,531	43,535	(1,004)	(2.3)	83,782	84,161	(379)	(0.5)
Non-same store properties	6,098	1,063	5,035	NM	15,279	4,705	10,574	NM
Total rental revenues	$48,629	$44,598	$4,031	9.0%	$99,061	$88,866	$10,195	11.5%
NOI:
Office	$8,457	$9,011	$(554)	(6.1)%	$17,768	$17,598	$170	1.0%
Retail	12,608	13,895	(1,287)	(9.3)	24,620	25,711	(1,091)	(4.2)
Multi-family	2,889	2,774	115	4.1	5,421	5,884	(463)	(7.9)
Industrial	3,433	3,394	39	1.1	6,094	6,096	(2)	(0.0)
Total same store NOI	27,387	29,074	(1,687)	(5.8)	53,903	55,289	(1,386)	(2.5)
Non-same store properties	4,328	1,116	3,212	NM	10,682	3,666	7,016	NM
Total NOI	$31,715	$30,190	$1,525	5.1%	$64,585	$58,955	$5,630	9.5%
Same store average percentage leased:
Office	79.0%	82.3%			78.3%	82.3%
Retail	93.7	94.4			93.7	94.6
Multi-family	94.1	86.6			93.4	88.4
Industrial	99.6	100.0			99.5	100.0
Same store average annualized base rent per square foot:
Office	$30.20	$29.35			$30.52	$29.69
Retail	18.41	18.22			18.67	18.60
Multi-family	23.08	24.54			22.71	24.64
Industrial	5.43	5.29			5.45	5.31

NM = Not meaningful

Office Segment. For the three months ended June 30, 2021, our office segment same store NOI decreased by $0.6 million as compared to the same period in 2020, primarily due to reduced occupancy at our 1st Avenue Plaza and Venture Corporate Center properties. For the six months ended June 30, 2021, our office segment same store NOI remained relatively consistent as compared to the same period in 2020.

Retail Segment. For the three and six months ended June 30, 2021, our retail segment same store NOI decreased by $1.3 million and $1.1 million, respectively, as compared to the same periods in 2020, primarily due to reduced occupancy at certain properties and increased operating expenses at certain properties in 2021.

Multi-family Segment. For the three months ended June 30, 2021, our multi-family segment same store NOI remained relatively consistent as compared to the same period in 2020. For the six months ended June 30, 2021, our multi-family segment same store NOI decreased by $0.5 million as compared to the same period in 2020, primarily due to increased rent concessions and reduced market rent at certain of our multi-family properties which affected rental revenue during the first quarter of 2021.

Industrial Segment. For the three and six months ended June 30, 2021, our industrial segment same store NOI remained relatively consistent as compared to the same periods in 2020.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2021 Compared to the Same Periods in 2020” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2021 and 2020.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2020	2019
GAAP net (loss) income attributable to common stockholders	$(8,583)	$(4,863)	$8,982	$(8,997)
GAAP net (loss) income per common share—basic and diluted	$(0.06)	$(0.03)	$0.06	$(0.06)
Reconciliation of GAAP (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(8,583)	$(4,863)	$8,982	$(8,997)
Real estate-related depreciation and amortization	17,174	14,459	33,907	28,909
Impairment of real estate property	—	—	758	—
Gain on sale of real estate property	—	—	(27,342)	(2,192)
Noncontrolling interests’ share of net (loss) income	(923)	(377)	776	(676)
Redeemable noncontrolling interests' share of net (loss) income	(64)	(17)	70	(32)
Noncontrolling interests’ share of NAREIT FFO	(736)	(660)	(1,572)	(1,185)
Redeemable noncontrolling interests' share of NAREIT FFO	(51)	(30)	(117)	(56)
NAREIT FFO attributable to common stockholders—basic	6,817	8,512	15,462	15,771
NAREIT FFO attributable to OP Units	787	690	1,689	1,241
NAREIT FFO	$7,604	$9,202	$17,151	$17,012
Weighted-average shares outstanding—basic	150,126	142,429	148,005	142,486
Weighted-average shares outstanding—diluted	167,387	153,973	164,255	153,917
NAREIT FFO per common share—basic and diluted	$0.05	$0.06	$0.10	$0.11

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2021, we had approximately $373.8 million of borrowings coming due in the next 12 months, including scheduled amortization payments. Of this amount, $200.0 million relates to a term loan that matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. We expect to be able to repay our principal obligations over the next 12 months through refinancings and/or disposition proceeds.

Our Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our public and private offerings, proceeds from the sale of assets, and undistributed funds from operations.

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, to date we have collected approximately 98.6% of our rental revenues for the second quarter of 2021 (based on base rent originally payable) across the portfolio, compared to average annual collections of over 99% prior to the pandemic. In addition, we have collected 97.0% of base rent originally payable for the month of July in 2021. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of June 30, 2021, our financial position was strong with 34.0% leverage, or 33.6% leverage net of $11.8 million of cash and cash equivalents. In addition, our portfolio was 93.7% leased as of June 30, 2021 and is diversified across 58 properties totaling 12.2 million square feet across 26 geographic markets. Our properties contain a diverse roster of 493 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 27% office, 35% retail which is primarily grocery-anchored, 23% industrial, and 15% multi-family.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2021	2020	$ Change
Total cash provided by (used in):
Operating activities	$21,863	$18,839	$3,024
Investing activities	(126,550)	(176,329)	49,779
Financing activities	105,301	111,307	(6,006)
Net increase (decrease) in cash, cash equivalents and restricted cash	$614	$(46,183)	$46,797

Net cash provided by operating activities increased by approximately $3.0 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to net acquisition activity. This driver was partially offset by an increase in interest expense due to our increasing rent obligations resulting from our DST Program and an increase in other interest expense related to borrowings under the line of credit, as well as an increase in performance-based fees paid to the Advisor in 2021.

Net cash used in investing activities decreased by approximately $49.8 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to (i) an increase in net disposition proceeds of $46.2 million received in 2021 related to the sale of one retail property and one industrial property, as compared to the sale of one retail outparcel during the corresponding period in 2020; (ii) cash paid to acquire a debt-related investment during the second quarter of 2020 of $45.0 million; (iii) lower capital expenditure activity during the six months ended June 30, 2021 of $2.8 million, as compared to the six months ended June 30, 2020; and (iv) an increase in principal collections on debt-related investments due to the $2.3 million repayment of a debt-related investment during the six months ended June 30, 2021. These drivers were partially offset by a $46.1 million increase in acquisition activity during the six months ended June 30, 2021.

Net cash provided by financing activities decreased by approximately $6.0 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to the net repayment of the line of credit during the six months ended June 30, 2021 of $23.0 million and due to a $19.3 million decrease in net offering activity from our DST Program and public offering. These drivers were partially offset by a $34.3 million decrease in public offering and OP Unit redemptions.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2021, we had an aggregate of $975.0 million of commitments under our unsecured credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) $83.0 million outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 3.03%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.

The unused and available portions under our line of credit were $367.0 million and $235.1 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the

Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, certain of our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of June 30, 2021, our line of credit and term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of June 30, 2021, we had property-level borrowings of approximately $335.9 million outstanding with a weighted-average remaining term of approximately 2.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.15%, which includes the effects of an interest rate swap agreement related to a $49.3 million variable-rate mortgage note. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2021.

Offering Proceeds. For the six months ended June 30, 2021, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $104.3 million ($97.0 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount							Source of Distributions Paid in Cash
	Declared						Total Cash
	per						Flows from	Cash Flows from
(in thousands, except per share	Common			Reinvested in		Total	Operating	Operating
data)	Share (1)	Paid in Cash (2)		Shares		Distributions	Activities (3)	Activities		Borrowings
2021
March 31	$0.09375	$9,572	63.4%	$5,526	36.6%	$15,098	$7,659	$7,659	80.0%	$1,913	20.0%
June 30	0.09375	9,962	63.5	5,723	36.5	15,685	14,204	9,962	100.0	—	—
Total	$0.18750	$19,534	63.5%	$11,249	36.5%	$30,783	$21,863	$17,621	90.2%	$1,913	9.8%
2020
March 31	$0.09375	$9,032	62.8%	$5,360	37.2%	$14,392	$7,455	$7,455	82.5%	$1,577	17.5%
June 30	0.09375	9,150	63.3	5,316	36.7	14,466	11,384	9,150	100.0	—	—
September 30	0.09375	9,074	63.2	5,282	36.8	14,356	10,008	9,074	100.0	—	—
December 31	0.09375	9,214	63.3	5,347	36.7	14,561	12,281	9,214	100.0	—	—
Total	$0.37500	$36,470	63.1%	$21,305	36.9%	$57,775	$41,128	$34,893	95.7%	$1,577	4.3%
(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.
(2)	Includes other cash distributions consisting of (i) distributions paid to OP Unit holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.
(3)	During the first quarter of each calendar year, we typically generate lower cash flows from operating activities than the other quarters of the years, all else equal, as a result of annual payments of operating expenses that are due during the first quarter. Such annual payments due in the first quarter include annual bonus reimbursements and certain property taxes in jurisdictions that require one annual payment.

For the three months ended June 30, 2021 and 2020, our FFO was $7.6 million, or 48.5% of our total distributions, and $9.2 million, or 63.6% of our total distributions, respectively. For the six months ended June 30, 2021 and 2020, our FFO was $17.2 million, or 55.7% of our total distributions, and $17.0 million, or 59.0% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2021 and 2020. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2021	2020
Number of shares requested for redemption or repurchase	4,676	8,802
Number of shares redeemed or repurchased	4,676	8,802
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.57	$7.50

For the six months ended June 30, 2021 and 2020, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $35.4 million and $66.0 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

SUBSEQUENT EVENTS

Completion of the Transaction with Ares

On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including Black Creek Diversified Property Advisors LLC, the Company’s Former Advisor (the “Transaction”). On the same date, the Company’s Former Advisor assigned the advisory agreement to the Company’s New Advisor,

Ares Commercial Real Estate Management LLC. Ares did not acquire the Former Sponsor, and the Company now considers the Ares Real estate group to be the Company’s sponsor.

Ares intends to continue to operate the business of Black Creek Group consistent with past practice. The principals of Black Creek Group, the rest of the management team and the Company’s current officers are expected to continue to serve in their roles with respect to the Company for the foreseeable future, although certain Ares personnel are expected to join the Company’s board of directors and have joined the Advisor’s investment committee. Any changes to the Company’s board of directors, management team or investment policies will require approval of the Company’s board of directors. Although such changes may be made in the future, no such changes have been approved at this time.

Advisory Agreement

On July 1, 2021, in connection with the Transaction, the Company and the Operating Partnership entered into the Second Amended and Restated Advisory Agreement (2021) (the “Advisory Agreement”) with the New Advisor. The Advisory Agreement amends and restates the Amended and Restated Advisory Agreement (2021) (the “Prior Advisory Agreement”) to, among other things, reflect the assignment of the Advisor’s rights and obligations under the Prior Advisory Agreement to the New Advisor. The term of the Advisory Agreement ends on April 30, 2022, subject to renewals by mutual consent of the parties for an unlimited number of successive one-year periods. The terms of the Advisory Agreement are otherwise substantially the same as the terms of the Prior Advisory Agreement.

Limited Partnership Agreement

On July 1, 2021, in connection with the Transaction, the Company, on behalf of itself as general partner and on behalf of the limited partners thereto other than the special limited partner, entered into the Tenth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Limited Partnership Agreement”). The Limited Partnership Agreement amends and restates the Ninth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of December 20, 2019, as amended by Amendment No. 1 dated as of December 8, 2020 (the “Prior Limited Partnership Agreement”) in order to reflect the assignment and transfer of all of the special partnership units to the New Advisor. The terms of the Limited Partnership Agreement are otherwise substantially the same as the terms of the Prior Limited Partnership Agreement.

Acquisition of Properties

Subsequent to June 30, 2021, we acquired (excluding properties related to our DST Program) two industrial properties for a total aggregate purchase price of approximately $40.7 million.

Acquisition Under Contract

On July 19, 2021, we entered into a contract to acquire an industrial property located in San Jose, California with a purchase price of approximately $95.8 million. There can be no assurance that we will complete the acquisition of the property under contract.

Disposition of Property

On July 22, 2021, we sold to an unrelated third party an office property located in Boca Raton, Florida (“Bank of America Tower”) that was classified as held for sale as of June 30, 2021, for gross proceeds of approximately $44.6 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $31.4 million.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2020 was disclosed in our 2020 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. As of June 30, 2021, our critical accounting estimates have not changed from those described in our 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2021, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2021, our fixed interest rate debt consisted of $208.9 million under our mortgage notes, which included a $49.3 million variable-rate mortgage note that we effectively fixed through the use of an interest rate swap until the designated cash flow hedge expires in July 2021; and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 75.1% of our total consolidated debt as of June 30, 2021. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2021, the fair value and the carrying value of our fixed interest rate debt, excluding the values of any associated hedges, was $708.8 million and $708.9 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2021. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2021, our consolidated variable interest rate debt consisted of $83.0 million of borrowings under our line of credit, $25.0 million of borrowings under our term loans and $127.0 million under our mortgage notes, which represented 24.9% of our total consolidated debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of June 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $235.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our variable interest rate debt as of June 30, 2021, would increase our annual interest expense by approximately $0.6 million.

Derivative Instruments. As of June 30, 2021, we had 15 outstanding derivative instruments with a total notional amount of $676.3 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2020 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in our 2020 Form 10-K, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

The management and personnel of Black Creek Group, our investment strategy and our business strategy may change without stockholder approval.

On July 1, 2021, Ares closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Former Advisor. We believe that Ares intends to continue to operate the business of Black Creek Group consistent with past practice. On the same date, our Former Advisor assigned the Advisory Agreement to our New Advisor. The principals of Black Creek Group, the rest of the management team and our current officers are expected to continue to serve in their roles with respect to our Company for the foreseeable future, although certain Ares personnel are expected to join our board of directors and have joined the Advisor’s management team and investment committee. Any changes to our board of directors, management team or investment policies will require approval of our board of directors. Although such changes may be made in the future, no such changes have been approved at this time. However, the members of the management team at Black Creek Group and our Company may eventually change, including the positions currently held by Messrs. Mulvihill and Zucker. We expect to appoint a representative of Ares to our board of directors. A new policy regarding the allocation of investment opportunities was implemented by Ares which will take into consideration other investment vehicles sponsored by Ares with overlapping investment objectives, strategies or criteria. Our board of directors has a duty to ensure that the policy is applied fairly to our Company, but the fair application of the allocation policy may nonetheless result in overlapping investment opportunities that are otherwise suitable for us not being allocated to us in whole or in part. We may also approve changes to our investment policies and business strategies. Stockholders in our Company should be aware of the risk that these aspects impose on our management and that our Company’s overall management strategy could change without stockholder approval.

We could face challenges related to the integration of Black Creek Group into the business, operations and corporate culture of Ares, the allocation of corporate resources, and the retention of Black Creek Group personnel, which could adversely impact our business and reduce the synergies that we expect to benefit from as a result of the transaction.

The integration of Black Creek Group into the business of Ares could present challenges that are often encountered by the surviving companies of similar corporate transactions (e.g., issues involving the integration of corporate cultures or infrastructure), in addition to unanticipated challenges, which could divert time and attention away from the activities of our Company.

As a result of the transaction, there may be future changes to the composition of our senior management team and investment professionals. The loss of one or more key people at the Advisor who are expected to continue to serve in their respective roles following the closing of the transaction could have a material adverse effect on our performance.

Former employees of Black Creek Group, in their capacities at Ares, are expected to work on new projects or accounts that they were not involved in when Black Creek Group was a standalone business. As a result of the transaction and related integration of certain Black Creek Group personnel, conflicts may arise in the allocation of certain personnel and other resources. Different entities and persons may be performing different roles and devoting different levels of attention to our Company as compared to the individuals and entities performing these functions prior to the closing of the transaction.

There will not be a complete overlap in the team of management professionals, and the roles of various team members, as between our Company and prior investment vehicles sponsored by Ares and Black Creek Group, respectively. Investors should consider this when reviewing historical information about our Sponsor following the closing of the transaction.

We compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance, or sell investments, and for customers, which may have an adverse impact on our operations.

We compete with entities sponsored or advised by affiliates of the Sponsor and may compete with any such entity created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, lease, finance or sell properties at the same time as these entities are buying, leasing, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.

Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers. The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. These guidelines are designed to allow, where possible, each fund with a potentially competing property to bid on a lease with a prospective customer in a fair and equitable manner.

Because affiliates of the Sponsor and the Advisor currently sponsor and advise, and in the future may sponsor and advise, other investment vehicles and clients (each, an “Advisory Client”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to real estate investment opportunities. In order to manage this potential conflict of interest, in allocating opportunities among the Advisory Clients, the Sponsor follows an allocation policy (the “Allocation Policy”) which endeavors to allocate investment opportunities in a fair and equitable manner. The Sponsor’s Allocation Policy, which may be amended without our consent, is intended to enable us to share equitably with any other Advisory Clients that are managed by the Sponsor and the Advisor and competing with us to acquire similar types of assets. Under the Allocation Policy, real estate equity investments will be considered for Advisory Clients based on appropriateness and conformity with their respective investment objectives, as well as the suitability of the investment for each Advisory Client. Suitability is determined by a variety of factors related to the investment mandates of each Advisory Client, the nature of the investment opportunity and the composition of each client’s portfolio. In the circumstance where an investment is suitable for only one Advisory Client based on such factors, the investment will be allocated to that Advisory Client. Where an investment is suitable for more than one Advisory Client, the Sponsor generally employs an allocation rotation process pursuant to the Allocation Policy that is designed to facilitate an equitable allocation of such opportunities over time. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by Advisory Clients managed by affiliates of the Sponsor and the Advisor. In addition, the Sponsor may from time to time grant to certain Advisory Clients certain exclusivity, rotation or other priority (each, a “Rotational Priority”) with respect to industrial investments or other investment opportunities. Current existing Rotational Priorities have been granted to certain of the Sponsor’s industrial real estate funds which ensure them a minimum number of opportunities (e.g., one out of every three) in each core, value-add and development rotation. This means that, depending on the number of Advisory Clients in each such rotation, we may be offered less investment opportunities so that the Rotational Priority can be met. The Sponsor or its affiliates may grant additional Rotational Priorities in the future and from time to time.

The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor’s allocation policies will be timely reported to our board of directors or our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.

Our Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us and other entities sponsored or advised by affiliates of our Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, and key personnel in the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the advisory agreement and the agreement with the Dealer Manager;
●	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
●	public offerings of equity by us, which may result in increased fees for the Advisor and other related parties;
●	competition for customers from entities sponsored or advised by affiliates of the Sponsor that own properties in the same geographic area as us; and
●	investments through joint ventures or other co-ownership arrangements, which may result in increased fees for the Advisor.

We will be responsible for our proportionate share of certain fees and expenses, including due diligence costs, as determined by our Advisor, including legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto.

In addition, we reimburse the Advisor and its affiliates for the salaries and other compensation of its personnel in accordance with the Advisory Agreement based on the percentage of such personnel’s time spent on our affairs. Pursuant to the terms of our Advisory Agreement, we reimburse our Advisor and its affiliates for personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates in performing the services under the Advisory Agreement, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services; provided, that we will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or for compensation of the Company’s named executive officers, unless the named executive officer provides services related to shareholder operations.

Considerations relating to compensation to the Advisor and its affiliates from us and other entities sponsored or advised by affiliates of the Sponsor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay distributions to our stockholders or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us or the Sponsor.

Our Advisor may manage other investment vehicles (including public, non-listed REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes.

Affiliates of our Advisor may manage other investment vehicles (including public, non-listed REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized, or with respect to which affiliates of our Advisor may acquire and assume the role of management in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other future investment vehicles managed by our Advisor or its affiliates seek to acquire the same target assets as our Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Advisor or its affiliates may also give advice to investment vehicles managed by our Advisor or its affiliates that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Advisor or its affiliates.

We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Advisor or its affiliates and their portfolio companies or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

Our Advisor is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Advisor is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our Advisor’s ability to manage our business. Our Advisor must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Advisor has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

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

The table below summarizes the redemption activity for the three months ended June 30, 2021, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
April 30, 2021	1,047	$7.57	1,047	—
May 31, 2021	762	7.59	762	—
June 30, 2021 (3)	623	7.61	623	—
Total	2,432	$7.59	2,432	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in June 2021 are considered redeemed on July 1, 2021 and are not included in the table above.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

10.1	Second Amended and Restated Advisory Agreement (2021), effective as of July 1, 2021. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2021.

10.2

Tenth Amended and Restated Limited Partnership Agreement of Black Creek Diversified Property Operating Partnership LP, dated as of July 1, 2021. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 1, 2021.

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

101

The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 10, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

August 10, 2021	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

August 10, 2021	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)