Form 10-Q
period 2021-09-30
Black Creek Diversified Property Fund Inc.
filed 2021-11-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, there were 15,452,925 shares of the registrant’s Class T common stock, 34,065,634 shares of the registrant’s Class S common stock, 6,384,703 shares of the registrant’s Class D common stock, 52,893,075 shares of the registrant’s Class I common stock and 56,629,226 shares of the registrant’s Class E common stock outstanding.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2021	2020
	(Unaudited)
ASSETS
Net investment in real estate properties	$2,196,663	$1,954,573
Debt-related investments, net	47,804	49,628
Cash and cash equivalents	12,463	11,266
Restricted cash	10,533	10,468
DST Program Loans	58,276	45,229
Other assets	52,404	40,396
Total assets	$2,378,143	$2,111,560
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$51,060	$40,371
Debt, net	919,185	965,305
Intangible lease liabilities, net	51,536	40,457
Financing obligations, net	623,050	502,533
Other liabilities	66,370	61,205
Total liabilities	1,711,201	1,609,871
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	8,624	3,798
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 57,259 shares and 60,873 shares issued and outstanding, respectively	573	609
Class T common stock, $0.01 par value—500,000 shares authorized, 13,682 shares and 9,831 shares issued and outstanding, respectively	137	98
Class S common stock, $0.01 par value—500,000 shares authorized, 32,148 shares and 23,516 shares issued and outstanding, respectively	321	235
Class D common stock, $0.01 par value—500,000 shares authorized, 5,990 shares and 4,098 shares issued and outstanding, respectively	60	41
Class I common stock, $0.01 par value—500,000 shares authorized, 51,306 shares and 44,723 shares issued and outstanding, respectively	513	447
Additional paid-in capital	1,389,823	1,269,146
Distributions in excess of earnings	(859,050)	(841,496)
Accumulated other comprehensive loss	(18,289)	(27,431)
Total stockholders’ equity	514,088	401,649
Noncontrolling interests	144,230	96,242
Total equity	658,318	497,891
Total liabilities and equity	$2,378,143	$2,111,560

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Rental revenues	$53,596	$44,129	$152,657	$132,995
Debt-related income	2,298	981	6,741	1,181
Total revenues	55,894	45,110	159,398	134,176
Operating expenses:
Rental expenses	17,842	15,881	52,318	45,792
Real estate-related depreciation and amortization	18,821	15,649	52,728	44,558
General and administrative expenses	2,183	1,977	6,582	5,769
Advisory fees, related party	5,480	4,210	15,389	12,666
Performance participation allocation	3,774	1,333	7,769	3,343
Acquisition costs and reimbursements	738	240	1,451	842
Litigation expense	—	2,500	—	2,500
Impairment of real estate property	—	—	758	—
Total operating expenses	48,838	41,790	136,995	115,470
Other expenses (income):
Interest expense	17,866	15,290	51,477	42,930
Gain on sale of real estate property	(25,979)	—	(53,321)	(2,192)
Other income	(524)	(262)	(1,274)	(619)
Total other expenses (income)	(8,637)	15,028	(3,118)	40,119
Net income (loss)	15,693	(11,708)	25,521	(21,413)
Net (income) loss attributable to redeemable noncontrolling interests	(99)	39	(169)	71
Net (income) loss attributable to noncontrolling interests	(1,654)	839	(2,430)	1,515
Net income (loss) attributable to common stockholders	$13,940	$(10,830)	$22,922	$(19,827)
Weighted-average shares outstanding—basic	157,025	141,682	151,045	142,216
Weighted-average shares outstanding—diluted	176,777	153,166	168,475	153,665
Net income (loss) attributable to common stockholders per common share—basic and diluted	$0.09	$(0.08)	$0.15	$(0.14)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$15,693	$(11,708)	$25,521	$(21,413)
Change from cash flow hedging derivatives	2,313	2,278	10,259	(16,874)
Comprehensive income (loss)	18,006	(9,430)	35,780	(38,287)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(114)	31	(239)	126
Comprehensive (income) loss attributable to noncontrolling interests	(1,940)	678	(3,477)	2,769
Comprehensive income (loss) attributable to common stockholders	$15,952	$(8,721)	$32,064	$(35,392)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	141,775	$1,418	$1,263,091	$(809,999)	$(32,336)	$83,166	$505,340
Net loss (excluding $39 attributable to redeemable noncontrolling interest)	—	—	—	(10,830)	—	(839)	(11,669)
Unrealized gain from derivative instruments (excluding $8 attributable to redeemable noncontrolling interest)	—	—	—	—	2,109	161	2,270
Issuance of common stock, net of offering costs	2,835	27	19,862	—	—	—	19,889
Share-based compensation, net of forfeitures	4	—	32	—	—	—	32
Redemptions of common stock	(2,806)	(28)	(21,025)	—	—	—	(21,053)
Amortization of share-based compensation	—	—	21	—	—	—	21
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $47 attributable to redeemable noncontrolling interest)	—	—	—	(12,769)	—	(1,029)	(13,798)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(88)	—	—	—	(88)
Redemptions of noncontrolling interests	—	—	(7)	—	—	(15)	(22)
Balance as of September 30, 2020	141,808	$1,417	$1,261,886	$(833,598)	$(30,227)	$81,444	$480,922
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	152,021	$1,520	$1,330,413	$(859,021)	$(20,301)	$116,306	$568,917
Net income (excluding $99 attributable to redeemable noncontrolling interest)	—	—	—	13,940	—	1,654	15,594
Unrealized gain from derivative instruments (excluding $15 attributable to redeemable noncontrolling interest)	—	—	—	—	2,012	286	2,298
Issuance of common stock, net of offering costs	10,268	103	75,114	—	—	—	75,217
Share-based compensation, net of forfeitures	21	—	160	—	—	—	160
Redemptions of common stock	(1,925)	(19)	(14,731)	—	—	—	(14,750)
Amortization of share-based compensation	—	—	(100)	—	—	—	(100)
Issuances of OP Units for DST Interests	—	—	—	—	—	31,788	31,788
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $106 attributable to redeemable noncontrolling interest)	—	—	(759)	(13,969)	—	(4,000)	(18,728)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(108)	—	—	—	(108)
Redemptions of noncontrolling interests	—	—	(166)	—	—	(1,804)	(1,970)
Balance as of September 30, 2021	160,385	$1,604	$1,389,823	$(859,050)	$(18,289)	$144,230	$658,318
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288
Net loss (excluding $71 attributable to redeemable noncontrolling interest)	—	—	—	(19,827)	—	(1,515)	(21,342)
Unrealized loss from derivative instruments (excluding $55 attributable to redeemable noncontrolling interest)	—	—	—	—	(15,565)	(1,254)	(16,819)
Issuance of common stock, net of offering costs	12,916	128	92,222	—	—	—	92,350
Share-based compensation, net of forfeitures	20	—	150	—	—	—	150
Redemptions of common stock	(11,608)	(116)	(86,949)	—	—	—	(87,065)
Amortization of share-based compensation	—	—	58	—	—	—	58
Issuances of OP Units for DST Interests	—	—	—	—	—	11,233	11,233
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $141 attributable to redeemable noncontrolling interest)	—	—	—	(38,512)	—	(3,079)	(41,591)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(281)	—	—	—	(281)
Redemptions of noncontrolling interests	—	—	(461)	—	—	(5,598)	(6,059)
Balance as of September 30, 2020	141,808	$1,417	$1,261,886	$(833,598)	$(30,227)	$81,444	$480,922
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)	$96,242	$497,891
Net income (excluding $169 attributable to redeemable noncontrolling interest)	—	—	—	22,922	—	2,430	25,352
Unrealized gain from derivative instruments (excluding $70 attributable to redeemable noncontrolling interest)	—	—	—	—	9,142	1,047	10,189
Issuance of common stock, net of offering costs	23,916	239	173,196	—	—	—	173,435
Share-based compensation, net of forfeitures	29	—	217	—	—	—	217
Redemptions of common stock	(6,601)	(65)	(50,065)	—	—	—	(50,130)
Amortization of share-based compensation	—	—	(72)	—	—	` —	(72)
Issuances of OP Units for DST Interests	—	—	—	—	—	57,729	57,729
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $314 attributable to redeemable noncontrolling interest)	—	—	(2,001)	(40,476)	—	(9,231)	(51,708)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(293)	—	—	—	(293)
Redemptions of noncontrolling interests	—	—	(305)	—	—	(3,987)	(4,292)
Balance as of September 30, 2021	160,385	$1,604	$1,389,823	$(859,050)	$(18,289)	$144,230	$658,318

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$25,521	$(21,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	52,728	44,558
Straight-line rent and amortization of above- and below-market leases	(6,759)	(6,177)
Gain on sale of real estate property	(53,321)	(2,192)
Impairment of real estate property	758	—
Other	10,991	9,220
Changes in operating assets and liabilities	8,832	4,851
Net cash provided by operating activities	38,750	28,847
Investing activities:
Real estate acquisitions	(346,480)	(162,114)
Capital expenditures	(22,725)	(28,659)
Proceeds from disposition of real estate property	141,360	2,752
Principal collections on debt-related investments	2,405	129
Investment in debt-related investments	(402)	(45,539)
Other	(333)	(3,355)
Net cash used in investing activities	(226,175)	(236,786)
Financing activities:
Repayments of mortgage notes	(26,241)	(2,223)
Net repayments of line of credit	(21,000)	—
Redemptions of common stock	(50,130)	(87,065)
Distributions paid to common stockholders	(23,002)	(22,527)
Proceeds from issuance of common stock	166,750	81,932
Proceeds from financing obligations, net	163,018	179,592
Offering costs for issuance of common stock and private placements	(8,689)	(7,331)
Distributions paid to noncontrolling interest holders and redeemable noncontrolling interest holders	(4,550)	(3,189)
Redemption of OP Unit holder interests	(4,292)	(6,059)
Other	(3,177)	(6,533)
Net cash provided by financing activities	188,687	126,597
Net increase (decrease) in cash, cash equivalents and restricted cash	1,262	(81,342)
Cash, cash equivalents and restricted cash, at beginning of period	21,734	107,782
Cash, cash equivalents and restricted cash, at end of period	$22,996	$26,440

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to Black Creek Diversified Property Fund Inc. and its consolidated subsidiaries. The Company is externally managed by its advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, Black Creek Diversified Property Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. See Note 8 for additional information regarding this transaction. References to the “Advisor” throughout this report mean Black Creek Diversified Property Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter.

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

Reclassifications

Certain items in our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 have been reclassified to conform to the 2021 presentation. Acquisition costs and reimbursements have been reclassified from general and administrative expenses to be shown separately on one line item on the condensed consolidated statements of operations.

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

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Land	$574,254	$476,442
Buildings and improvements	1,840,097	1,689,474
Intangible lease assets	293,075	289,762
Investment in real estate properties	2,707,426	2,455,678
Accumulated depreciation and amortization	(510,763)	(501,105)
Net investment in real estate properties	$2,196,663	$1,954,573

Acquisitions

During the nine months ended September 30, 2021, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Radar Distribution Center LLC	Industrial	3/31/2021	$49,168
Intermountain SC	Industrial	6/30/2021	61,057
Airway Logistics	Industrial	7/9/2021	24,238
Greenwood Business Center	Industrial	8/2/2021	16,803
25 Linden Industrial Center	Industrial	8/31/2021	17,061
Little Orchard Business Park	Industrial	9/8/2021	96,559
Tustin Business Center	Industrial	9/22/2021	33,285
Barrow Crossing	Retail	6/22/2021	50,205
Total acquisitions			$348,376
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.

During the nine months ended September 30, 2021, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Nine Months Ended
($ in thousands)	September 30, 2021
Land	$116,421
Building	217,341
Intangible lease assets	27,103
Above-market lease assets	1,317
Below-market lease liabilities	(13,806)
Total purchase price (1)	$348,376
(1)	There was no debt assumed in connection with the 2021 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2021, as of the respective date of each acquisition, was 8.9 years.

Dispositions

During the nine months ended September 30, 2021, we sold one retail property, one industrial property, and two office properties for net proceeds of approximately $141.4 million. We recorded a net gain on sale of approximately $53.3 million.

During the nine months ended September 30, 2020, we sold one retail outparcel for net proceeds of approximately $2.8 million. We recorded a net gain on sale of approximately $2.2 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2021 and December 31, 2020 include the following:

	As of September 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$269,956	$(202,569)	$67,387	$266,242	$(214,055)	$52,187
Above-market lease assets	23,119	(19,825)	3,294	23,520	(21,216)	2,304
Below-market lease liabilities	(92,475)	40,939	(51,536)	(79,891)	39,434	(40,457)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$2,798	$1,322	$4,667	$3,947
Above-market lease amortization	(138)	(157)	(327)	(275)
Below-market lease amortization	922	781	2,419	2,505
Real estate-related depreciation and amortization:
Depreciation expense	$15,332	$12,406	$42,740	$34,660
Intangible lease asset amortization	3,489	3,243	9,988	9,898

Real Estate Property Impairment

During the nine months ended September 30, 2021, we recorded non-cash impairment charges of $0.8 million related to a retail property located in the Manomet, Massachusetts market, which was disposed of in March 2021. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment.

3. DEBT

A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2021	2020	Current Maturity Date	2021	2020
Line of credit (1)	1.48%	1.54%	January 2023	$85,000	$106,000
Term loan (2)	3.26	3.27	January 2024	325,000	325,000
Term loan (3)	3.29	3.29	February 2022	200,000	200,000
Fixed-rate mortgage notes (4)	3.68	3.55	October 2022 - December 2029	150,346	210,544
Floating-rate mortgage note (5)	2.34	2.50	November 2021 - January 2022	160,957	127,000
Total principal amount / weighted-average (6)	3.01%	3.04%		$921,303	$968,544
Less: unamortized debt issuance costs				$(2,769)	$(4,083)
Add: mark-to-market adjustment on assumed debt				651	844
Total debt, net				$919,185	$965,305
Gross book value of properties encumbered by debt				$557,103	$584,637
(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.30% to 2.10%, depending on our consolidated leverage ratio. As of September 30, 2021, the unused and available portions under the line of credit were approximately $365.0 million and $252.6 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $325.0 million. There are no amounts unused or available under this term loan as of September 30, 2021. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.25% to 2.05%, depending on our consolidated leverage ratio. Total commitments for this term loan are $200.0 million. There are no amounts unused or available under this term loan as of September 30, 2021. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.
(4)	The amount outstanding as of December 31, 2020 includes a $49.8 million floating-rate mortgage note that is subject to an interest rate spread of 1.65% over one-month LIBOR, which we had effectively fixed using an interest rate swap at 2.85% until the designated cash flow hedge expired in July 2021.
(5)	The effective interest rate is calculated based on LIBOR plus a margin. As of September 30, 2021, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.65% to 2.25%. As of December 31, 2020, our floating-rate mortgage note was subject to an interest rate spread of 2.25%.
(6)	The weighted-average remaining term of our borrowings was approximately 1.9 years as of September 30, 2021, excluding the impact of certain extension options.

As of September 30, 2021, the principal payments due on our outstanding debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit	Term Loans	Mortgage Notes	Total
Remainder of 2021	$—	$—	$33,957	$33,957
2022 (1)	—	200,000	127,951	327,951
2023 (2)	85,000	—	—	85,000
2024	—	325,000	—	325,000
2025	—	—	70,000	70,000
Thereafter	—	—	79,395	79,395
Total principal payments	$85,000	$525,000	$311,303	$921,303
(1)	The term of this term loan may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of September 30, 2021, our line of credit and our term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the line of credit and term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2021.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $7.4 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Liabilities
As of September 30, 2021
Interest rate swaps	13	$500,000	$16,696
Interest rate caps	1	127,000	—
Total derivative instruments	14	$627,000	$16,696
As of December 31, 2020
Interest rate swaps	14	$549,849	$26,916
Interest rate caps	1	127,000	—
Total derivative instruments	15	$676,849	$26,916

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(224)	$(292)	$2,519	$(22,022)
Amount reclassified from AOCI into interest expense	2,537	2,570	7,740	5,148
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	17,866	15,290	51,477	42,930
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	$—	$(1)	$(13)	$(13)

4. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). During the nine months ended September 30, 2021 and 2020, we sold approximately $188.0 million and $202.3 million, respectively, in gross interests related to the DST Program, including interests financed by the DST Program Loans (as defined below), and incurred rent obligations of approximately $20.7 million and $13.7 million, respectively, under our master lease agreements with investors who are participating in the DST Program. Additionally, during the nine months ended September 30, 2021 and 2020, 7.6 million partnership units (“OP Units”) in our operating partnership, Black Creek Diversified Property Operating Partnership LP (the “Operating Partnership”) and 1.5 million OP Units, respectively were issued in exchange for DST Interests, for a net investment of $57.7 million and $11.3 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of September 30, 2021 and December 31, 2020, there were approximately $58.3 million and $45.2 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. Of the $188.0 million and $202.3 million, respectively, of gross interests sold during the nine months ended September 30, 2021 and 2020, $17.1 million and $22.7 million, respectively, were financed by DST Program Loans. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the “DST Program Loans” line item and we include income earned from DST Program Loans in “other income” on our condensed consolidated statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

5. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2021
Liabilities:
Derivative instruments	$—	$16,696	$—	$16,696
Total liabilities measured at fair value	$—	$16,696	$—	$16,696
As of December 31, 2020
Liabilities:
Derivative instruments	$—	$26,916	$—	$26,916
Total liabilities measured at fair value	$—	$26,916	$—	$26,916

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

Nonrecurring Fair Value Measurements

As of September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$47,883	$47,883	$49,885	$49,584
DST Program Loans	58,276	58,276	45,229	45,229
Liabilities:
Line of credit	$85,000	$85,000	$106,000	$105,592
Term loans	525,000	525,000	525,000	521,945
Mortgage notes	311,303	313,614	337,544	336,336
(1)	The carrying value reflects the principal amount outstanding.

6. STOCKHOLDERS’ EQUITY

Public Offering

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the nine months ended September 30, 2021, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$31,724	$68,283	$15,367	$51,376	$—	$166,750
DRIP	1,430	3,377	655	6,266	5,274	17,002
Total offering	$33,154	$71,660	$16,022	$57,642	$5,274	$183,752
Number of shares sold:
Primary offering	3,826	8,873	2,024	6,956	—	21,679
DRIP	188	444	86	824	695	2,237
Total offering	4,014	9,317	2,110	7,780	695	23,916

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	8,510	21,870	3,783	44,311	63,301	141,775
Issuance of common stock:
Primary shares	602	668	151	709	—	2,130
Distribution reinvestment plan	51	119	23	262	250	705
Share-based compensation	—	—	—	4	—	4
Redemptions of common stock	(22)	(419)	(38)	(856)	(1,471)	(2,806)
Balance as of September 30, 2020	9,141	22,238	3,919	44,430	62,080	141,808
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	11,692	28,958	5,509	47,745	58,117	152,021
Issuance of common stock:
Primary shares	1,985	3,245	568	3,700	—	9,498
Distribution reinvestment plan	69	162	32	282	225	770
Share-based compensation	—	—	—	21	—	21
Redemptions of common stock	(64)	(217)	(119)	(442)	(1,083)	(1,925)
Balance as of September 30, 2021	13,682	32,148	5,990	51,306	57,259	160,385
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	3,322	3,083	508	3,869	—	10,782
Distribution reinvestment plan	132	353	69	804	776	2,134
Share-based compensation	—	—	—	20	—	20
Redemptions of common stock	(165)	(1,791)	(157)	(3,995)	(5,500)	(11,608)
Balance as of September 30, 2020	9,141	22,238	3,919	44,430	62,080	141,808
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	3,826	8,873	2,024	6,956	—	21,679
Distribution reinvestment plan	188	444	86	824	695	2,237
Share-based compensation	—	—	—	29	—	29
Redemptions of common stock	(163)	(685)	(218)	(1,226)	(4,309)	(6,601)
Balance as of September 30, 2021	13,682	32,148	5,990	51,306	57,259	160,385

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Distributions
2021
March 31	$0.09375	$7,562	$2,010	$5,526	$15,098
June 30	0.09375	7,696	2,266	5,723	15,685
September 30	0.09375	7,984	2,613	5,985	16,582
Total	$0.28125	$23,242	$6,889	$17,234	$47,365
2020
March 31	$0.09375	$7,533	$1,499	$5,360	$14,392
June 30	0.09375	7,539	1,611	5,316	14,466
September 30	0.09375	7,482	1,592	5,282	14,356
December 31	0.09375	7,464	1,750	5,347	14,561
Total	$0.37500	$30,018	$6,452	$21,305	$57,775
(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees.
(2)	Includes other cash distributions consisting of (i) distributions paid to holders of OP Units; and (ii) ongoing distribution fees paid to the dealer manager for our public offerings, Ares Wealth Management Solutions, LLC (formerly known as Black Creek Capital Markets, LLC, the “Dealer Manager”), with respect to certain classes of our shares. See “Note 8” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2021 and 2020. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2021	2020
Number of shares requested for redemption or repurchase	6,601	11,608
Number of shares redeemed or repurchased	6,601	11,608
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.59	$7.50

7. REDEEMABLE NONCONTROLLING INTERESTS

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

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2021 and 2020:

($ in thousands)
As of December 31, 2019	$-
Settlement of 2019 performance participation allocation (1)	3,776
Distributions declared on redeemable noncontrolling interests	(141)
Net loss attributable to redeemable noncontrolling interests	(71)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	(55)
Redemption value allocation adjustment to redeemable noncontrolling interests	281
As of September 30, 2020	$3,790

As of December 31, 2020	$3,798
Settlement of 2020 performance participation allocation (2)	4,608
Distributions declared on redeemable noncontrolling interests	(314)
Net income attributable to redeemable noncontrolling interests	169
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	70
Redemption value allocation adjustment to redeemable noncontrolling interests	293
As of September 30, 2021	$8,624
(1)	The 2019 performance participation allocation in the amount of $3.8 million became payable to the Former Sponsor on December 31, 2019. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $3.8 million (based on the NAV per unit as of December 31, 2019), which were issued to the Former Sponsor in January 2020 and subsequently transferred to its members or their affiliates.
(2)	The 2020 performance participation allocation in the amount of $4.6 million became payable to the Former Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.

8. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Selling commissions and dealer manager fees (1)	$845	$226	$1,866	$1,216	$—	$—
Ongoing distribution fees (1)(2)	788	515	2,064	1,482	291	188
Advisory fees - fixed component	5,480	4,210	15,389	12,666	1,893	1,547
Performance participation allocation	3,774	1,333	7,769	3,343	7,769	4,608
Other expense reimbursements— Advisor (3)(4)	2,950	2,691	8,783	7,271	3,804	2,112
Other expense reimbursements—Dealer Manager	107	45	249	431	—	—
DST Program selling commissions, dealer manager and distribution fees (1)	3,106	547	6,422	3,044	236	—
Other DST Program related costs—Advisor (3)	1,710	515	3,978	3,084	82	—
Total	$18,760	$10,082	$46,520	$32,537	$14,075	$8,455
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees accrue daily and are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $26.4 million and $15.5 million as of September 30, 2021 and December 31, 2020, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Includes costs reimbursed to the Advisor related to the DST Program.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described after this footnote, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended September 30, 2021, and 2020 were approximately $2.6 million and $2.1 million, respectively. Amounts incurred related to these compensation expenses for the nine months ended September 30, 2021, and 2020 were approximately $7.3 million and $5.8 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

Acquisition Expense Reimbursements. Pursuant to the Advisory Agreement, subject to certain limitations, we agreed to reimburse the Advisor for all acquisition expenses incurred on our behalf in connection with the selection and acquisition of properties, real estate-related assets, and other investments, whether or not such investments are acquired. As these expense reimbursements were not directly attributable to a specified property, they were expensed as incurred on the condensed consolidated statements of operations.

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

Ares intends to continue to operate the business of Black Creek Group consistent with past practice. The principals of Black Creek Group, the rest of the management team and the Company’s current officers are expected to continue to serve in their roles with respect to the Company for the foreseeable future, although a member of Ares’ personnel has joined the Company’s board of directors and members of Ares’ personnel have joined the Advisor’s investment committee. Any changes to the Company’s management team or investment policies will require approval of the Company’s board of directors. Although such changes may be made in the future, no such changes have been approved at this time.

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

9. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders—basic	$13,940	$(10,830)	$22,922	$(19,827)
Net income (loss) attributable to redeemable OP Units	99	(39)	169	(71)
Net income (loss) attributable to OP Units	1,654	(839)	2,430	(1,515)
Net income (loss) attributable to common stockholders—diluted	$15,693	$(11,708)	$25,521	$(21,413)
Weighted-average shares outstanding—basic	157,025	141,682	151,045	142,216
Incremental weighted-average shares effect of conversion of OP Units	19,752	11,484	17,430	11,449
Weighted-average shares outstanding—diluted	176,777	153,166	168,475	153,665
Net income (loss) per share attributable to common stockholders:
Basic	$0.09	$(0.08)	$0.15	$(0.14)
Diluted	$0.09	$(0.08)	$0.15	$(0.14)

10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2021	2020
Distributions reinvested in common stock	$17,001	$15,972
Change in accrued future ongoing distribution fees	10,864	335
Increase in DST Program Loans receivable through DST Program capital raising	17,105	22,700
Redeemable noncontrolling interest issued as settlement of performance participation allocation	4,608	3,776
Redemption value allocation adjustment to redeemable noncontrolling interest	293	281
Mortgage notes assumed on real estate acquisitions at fair value	—	9,834
Issuances of OP Units for DST Interests	57,729	11,240

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30,
(in thousands)	2021	2020
Beginning of period:
Cash and cash equivalents	$11,266	$97,772
Restricted cash	10,468	10,010
Cash, cash equivalents and restricted cash	$21,734	$107,782
End of period:
Cash and cash equivalents	$12,463	$16,124
Restricted cash	10,533	10,316
Cash, cash equivalents and restricted cash	$22,996	$26,440

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While COVID-19 has not had a material effect on our condensed consolidated financial statements during the year ended December 31, 2020 and the nine months ended September 30, 2021 and the vaccination rates in the United States are encouraging, we are unable to predict the impact that the COVID-19 pandemic and the vaccination rates in the United States will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2021.

13. SEGMENT FINANCIAL INFORMATION

Our four reportable segments are office, retail, residential and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Items that are not directly assignable to a segment, such as certain corporate items, are not allocated but reflected as reconciling items.

The following table reflects our total assets by business segment as of September 30, 2021 and December 31, 2020:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Assets:
Office properties	$387,423	$459,646
Retail properties	712,769	670,455
Residential properties	356,234	363,322
Industrial properties	740,237	461,150
Corporate	181,480	156,987
Total assets	$2,378,143	$2,111,560

The following table sets forth the financial results by segment for the three and nine months ended September 30, 2021 and 2020:

(in thousands)	Office	Retail	Residential	Industrial	Consolidated
For the Three Months Ended September 30, 2021
Rental revenues	$16,887	$18,679	$7,237	$10,793	$53,596
Rental expenses	(7,111)	(4,660)	(3,257)	(2,814)	(17,842)
Net operating income	$9,776	$14,019	$3,980	$7,979	$35,754
Real estate-related depreciation and amortization	$4,945	$5,336	$2,283	$6,257	$18,821
For the Three Months Ended September 30, 2020
Rental revenues	$16,237	$17,310	$4,351	$6,231	$44,129
Rental expenses	(7,748)	(4,535)	(2,282)	(1,316)	(15,881)
Net operating income	$8,489	$12,775	$2,069	$4,915	$28,248
Real estate-related depreciation and amortization	$4,851	$5,309	$2,234	$3,255	$15,649
For the Nine Months Ended September 30, 2021
Rental revenues	$49,663	$53,600	$20,885	$28,509	$152,657
Rental expenses	(22,116)	(13,854)	(9,666)	(6,682)	(52,318)
Net operating income	$27,547	$39,746	$11,219	$21,827	$100,339
Real estate-related depreciation and amortization	$14,814	$14,445	$7,612	$15,857	$52,728
For the Nine Months Ended September 30, 2020
Rental revenues	$48,988	$53,053	$14,591	$16,363	$132,995
Rental expenses	(23,061)	(12,561)	(6,638)	(3,532)	(45,792)
Net operating income	$25,927	$40,492	$7,953	$12,831	$87,203
Real estate-related depreciation and amortization	$14,676	$14,867	$6,560	$8,455	$44,558

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$13,940	$(10,830)	$22,922	$(19,827)
Debt-related income	(2,298)	(981)	(6,741)	(1,181)
Real estate-related depreciation and amortization	18,821	15,649	52,728	44,558
General and administrative expenses	2,183	1,977	6,582	5,769
Advisory fees, related party	5,480	4,210	15,389	12,666
Performance participation allocation	3,774	1,333	7,769	3,343
Acquisition costs and reimbursements	738	240	1,451	842
Litigation expense	—	2,500	—	2,500
Impairment of real estate property	—	—	758	—
Other income	(524)	(262)	(1,274)	(619)
Interest expense	17,866	15,290	51,477	42,930
Gain on sale of real estate property	(25,979)	—	(53,321)	(2,192)
Net income (loss) attributable to redeemable noncontrolling interests	99	(39)	169	(71)
Net income (loss) attributable to noncontrolling interests	1,654	(839)	2,430	(1,515)
Net operating income	$35,754	$28,248	$100,339	$87,203

14. SUBSEQUENT EVENTS

Purchase of Membership Interests

On October 20, 2021, we acquired a majority interest in an entity that owns a residential property in Tucson, Arizona, which is a student housing property, for a total contractual purchase price of approximately $124.0 million.

Acquisition of Property

Subsequent to September 30, 2021, we acquired (excluding properties related to our DST Program) one industrial property located in Burlington, New Jersey for a purchase price of approximately $6.4 million.

Acquisition Under Contract

On November 3, 2021, we entered into a contract to acquire an industrial property located in Houston, Texas with a purchase price of approximately $17.4 million. There can be no assurance that we will complete the acquisition of the property under contract.

Agreement to Sell Property

On October 29, 2021, we entered into an agreement to sell a retail property located in Portsmouth, New Hampshire (“Durgin Square”) to an unrelated third party for a gross sales price of approximately $40.5 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of September 30, 2021 was approximately $21.7 million. There can be no assurance that we will complete the disposition of the property under this agreement.

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

OVERVIEW

General

Black Creek Diversified Property Fund Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2021, our real property portfolio consisted of 61 properties, totaling approximately 12.6 million square feet located in 28 markets throughout the U.S.

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

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the nine months ended September 30, 2021, we raised $166.8 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $17.0 million from the sale of common stock under our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the nine months ended September 30, 2021, we sold $188.0 million of gross interests related to the DST Program, $17.1 million of which were financed by DST Program Loans. See “Note 4” to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by segment as of September 30, 2021:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	7	1,716	13.7%	$34.16	82.6%	$663,250	23.0%
Retail properties	9	26	3,343	26.6	18.59	94.1	967,450	33.6
Residential properties	4	4	1,222	9.7	24.06	95.5	401,450	14.0
Industrial properties	19	24	6,292	50.0	5.78	98.4	845,400	29.4
Total real property portfolio	28	61	12,573	100.0%	$14.34	94.8%	$2,877,550	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of September 30, 2021.

We will continue to focus our investment activities on expanding a high-quality, diversified real property portfolio throughout the U.S. Although we generally target investments in four primary property categories (office, retail, residential and industrial), our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. Recently, we were focused on selling certain office and retail assets. The disposition of these properties has helped us to increase our current allocation to residential and industrial real estate assets and liquidity to pursue new investment opportunities. However, there can be no assurance that we will be successful in our investment strategy, including with respect to any particular asset class. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored. To a lesser extent we may invest in other types of real estate including, but not limited to, hospitality, medical offices, manufactured housing, student housing and unimproved land, however we have no investments in these sectors currently. Additionally, to provide diversification to our portfolio, we may continue to invest in real estate-related debt, which will generally include mortgage loans secured by real estate, mezzanine debt, loans associated with our DST Program and other related investments. While we are not currently investing in real estate-related securities, should we decide to invest in real estate-related securities, any such investments generally will focus on debt or equity issued by public and private real estate companies and certain other securities, with the primary goal of such investments being preservation of liquidity in support of our share redemption program, while also seeking income, potential for capital appreciation and further portfolio diversification.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (‘‘Altus Group’’ or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source, subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $2.88 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.61 billion, representing a difference of approximately $262.6 million, or 10.0%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2021 and December 31, 2020:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Investments in office properties	$663,250	$753,950
Investments in retail properties	967,450	906,100
Investments in residential properties	401,450	388,350
Investments in industrial properties	845,400	516,100
Total investment in real estate properties	2,877,550	2,564,500
Debt-related investments	47,883	49,584
DST Program Loans	58,276	45,229
Total investments	2,983,709	2,659,313
Cash and cash equivalents	12,463	11,266
Restricted cash	10,533	10,468
Other assets	32,392	27,987
Line of credit, term loans and mortgage notes	(921,303)	(968,544)
Financing obligations associated with our DST Program	(629,670)	(507,204)
Other liabilities	(56,679)	(46,729)
Accrued performance participation allocation	(7,769)	(4,608)
Accrued advisory fees	(1,880)	(1,548)
Aggregate Fund NAV	$1,421,796	$1,180,401
Total Fund Interests outstanding	181,499	156,527

The following table sets forth the NAV per Fund Interest as of September 30, 2021:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,421,796	$107,177	$251,836	$46,923	$401,916	$448,546	$165,398
Fund Interests outstanding	181,499	13,682	32,148	5,990	51,306	57,259	21,114
NAV Per Fund Interest	$7.83	$7.83	$7.83	$7.83	$7.83	$7.83	$7.83

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of September 30, 2021, we estimated approximately $26.4 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of September 30, 2021, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.18%	6.25%	5.07%	5.18%	5.76%
Discount rate / internal rate of return	6.68%	6.82%	6.07%	5.89%	6.42%
Average holding period (years)	9.6	10.0	10.0	10.0	9.9

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties:

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.98%	2.51%	3.37%	3.54%	3.03%
	0.25% increase	(2.74)%	(2.31)%	(3.06)%	(3.21)%	(2.77)%
Discount rate (weighted-average)	0.25% decrease	2.04%	1.91%	2.00%	2.05%	1.99%
	0.25% increase	(1.99)%	(1.86)%	(1.96)%	(2.00)%	(1.94)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2021 was $19.0 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $19.0 million, or $0.10 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2021. As of September 30, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our total shareholder returns assuming we were to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2021:

(in thousands)	As of September 30, 2021
Total stockholder's equity	$514,088
Noncontrolling interests	144,230
Total equity under GAAP	658,318

Adjustments:
Accrued distribution fee (1)	26,352
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	273,405
Accumulated depreciation and amortization (3)	469,824
Other adjustments (4)	(6,103)
Aggregate Fund NAV	$1,421,796
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our real estate and real estate-related investments or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain of debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $7.54 per share as of December 31, 2020 to $7.83 per share as of September 30, 2021. The increase in NAV was primarily driven by performance of our real estate portfolio, including dispositions of a retail property, an industrial property, and two office properties for net proceeds of approximately $141.4 million, which resulted in an increase to NAV, as well as the acquisitions of seven industrial properties for an aggregate contractual purchase price of $295.4 million and one retail property for a contractual purchase price of $50.0 million, which have been accretive to portfolio returns.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of September 30, 2021) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.21)%	3.47%	4.79%	4.36%	4.48%	6.03%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.14)%	3.96%	5.34%	4.09%	4.31%	5.94%
Difference	(0.07)%	(0.49)%	(0.55)%	0.27%	0.17%	0.09%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.29%	7.10%	8.46%	5.57%	5.12%	6.18%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.36%	7.60%	9.03%	5.29%	4.95%	6.09%
Difference	(0.07)%	(0.50)%	(0.57)%	0.28%	0.17%	0.09%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.21)%	3.47%	4.79%	4.36%	4.48%	6.03%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.14)%	3.96%	5.34%	4.09%	4.31%	5.94%
Difference	(0.07)%	(0.49)%	(0.55)%	0.27%	0.17%	0.09%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.29%	7.10%	8.46%	5.57%	5.12%	6.18%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.36%	7.60%	9.03%	5.29%	4.95%	6.09%
Difference	(0.07)%	(0.50)%	(0.57)%	0.28%	0.17%	0.09%

Class D Share Total Return (3)	3.44%	7.58%	9.11%	6.20%	5.73%	6.55%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.52%	8.08%	9.69%	5.92%	5.56%	6.45%
Difference	(0.08)%	(0.50)%	(0.58)%	0.28%	0.17%	0.10%

Class I Share Total Return (3)	3.51%	7.78%	9.38%	6.47%	6.04%	6.96%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.58%	8.29%	9.96%	6.19%	5.87%	6.86%
Difference	(0.07)%	(0.51)%	(0.58)%	0.28%	0.17%	0.10%

Class E Share Return Total Return (3)	3.51%	7.78%	9.38%	6.47%	6.06%	7.01%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.58%	8.29%	9.96%	6.19%	5.89%	6.92%
Difference	(0.07)%	(0.51)%	(0.58)%	0.28%	0.17%	0.09%
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

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. This, coupled with various government stimulus efforts designed to help smaller businesses in this environment, has helped us recover a significant portion of 2020 deferred rent in 2021. We can provide no assurances that we will be able to collect rent at the same level that we did prior to the pandemic going forward. Furthermore, we can provide no assurances that we will be able to recover unpaid rent. As of September 30, 2021, contractual rent collections are consistent with average annual collections prior to the pandemic. In addition, we are pleased to report that our retail portfolio as a whole has remained stable, and many of our customers are successfully supplementing their in-store sales with e-commerce and curbside pick-up.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and residential sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, as of September 30, 2021, we acquired seven industrial properties and one grocery-anchored retail property in 2021 for an aggregate contractual purchase price of $345.4 million.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During the nine months ended September 30, 2021, we completed the following activities:

●	We acquired seven industrial properties and one grocery-anchored retail property comprising 1.8 million square feet for an aggregate contractual purchase price of approximately $345.4 million.
●	We sold one industrial property, one retail property, and two office properties for net proceeds of approximately $141.4 million and recorded a net gain on sale of approximately $53.3 million related to the sale of our industrial and office properties, and an impairment of $0.8 million related to the sale of our retail property.
●	We leased approximately 1.4 million square feet, which included 520,000 square feet of new leases and 887,000 square feet of renewals. We are currently 94.8% leased as of September 30, 2021, as compared to 93.1% as of December 31, 2020.
●	We decreased our leverage ratio from 37.1% as of December 31, 2020, to 31.5% as of September 30, 2021. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). By calculating the leverage ratio net of cash and cash equivalents (based on the outstanding principal balance of our borrowings less cash and cash equivalents) our leverage ratio decreased from 36.6% as of December 31, 2020, to 31.1% as of September 30, 2021.

●	We raised $166.8 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $17.0 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $188.0 million of gross capital through private placement offerings by selling DST Interests, $17.1 million of which were financed by DST Program Loans.
●	We redeemed 6.6 million shares of common stock at a weighted-average purchase price of $7.59 per share for an aggregate amount of $50.1 million.

Results for the Three and Nine Months Ended September 30, 2021 Compared to the Same Periods in 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021, as compared to the same periods in 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three-month periods presented below includes 47 properties totaling 8.9 million square feet owned as of July 1, 2020, which portfolio represented 70.8% of total rentable square feet as of September 30, 2021. The same store operating portfolio for the nine-month periods presented below includes 43 properties totaling approximately 7.6 million square feet owned as of January 1, 2020, which portfolio represented 60.6% of total rentable square feet as of September 30, 2021.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands, except per square foot data)	2021	2020	$	%	2021	2020	$	%
Rental revenues:
Same store properties	$44,607	$40,596	$4,011	9.9	$121,442	$117,835	$3,607	3.1%
Non-same store properties	8,989	3,533	5,456	NM	31,215	15,160	16,055	NM
Total rental revenues	53,596	44,129	9,467	21.5	152,657	132,995	19,662	14.8
Rental expenses:
Same store properties	(14,994)	(14,500)	(494)	(3.4)	(42,070)	(40,454)	(1,616)	(4.0)
Non-same store properties	(2,848)	(1,381)	(1,467)	NM	(10,248)	(5,338)	(4,910)	(92.0)
Total rental expenses	(17,842)	(15,881)	(1,961)	(12.3)	(52,318)	(45,792)	(6,526)	(14.3)
Net operating income:
Same store properties	29,613	26,096	3,517	13.5	79,372	77,381	1,991	2.6
Non-same store properties	6,141	2,152	3,989	NM	20,967	9,822	11,145	NM
Total net operating income	35,754	28,248	7,506	26.6	100,339	87,203	13,136	15.1
Other income and (expenses):
Debt-related income	2,298	981	1,317	NM	6,741	1,181	5,560	NM
Real estate-related depreciation and amortization	(18,821)	(15,649)	(3,172)	(20.3)	(52,728)	(44,558)	(8,170)	(18.3)
General and administrative expenses	(2,183)	(1,977)	(206)	(10.4)	(6,582)	(5,769)	(813)	(14.1)
Advisory fees, related party	(5,480)	(4,210)	(1,270)	(30.2)	(15,389)	(12,666)	(2,723)	(21.5)
Performance participation allocation	(3,774)	(1,333)	(2,441)	NM	(7,769)	(3,343)	(4,426)	NM
Acquisition costs and reimbursements	(738)	(240)	(498)	NM	(1,451)	(842)	(609)	(72.3)
Litigation expense	—	(2,500)	2,500	NM	—	(2,500)	2,500	NM
Impairment of real estate property	—	—	—	—	(758)	—	(758)	NM
Interest expense	(17,866)	(15,290)	(2,576)	(16.8)	(51,477)	(42,930)	(8,547)	(19.9)
Gain on sale of real estate property	25,979	—	25,979	NM	53,321	2,192	51,129	NM
Other income	524	262	262	100.0	1,274	619	655	NM
Total other (expenses) income	(20,061)	(39,956)	19,895	49.8	(74,818)	(108,616)	33,798	31.1
Net income (loss)	15,693	(11,708)	27,401	NM	25,521	(21,413)	46,934	NM
Net (income) loss attributable to redeemable noncontrolling interests	(99)	39	(138)	NM	(169)	71	(240)	NM
Net (income) loss attributable to noncontrolling interests	(1,654)	839	(2,493)	NM	(2,430)	1,515	(3,945)	NM
Net income (loss) attributable to common stockholders	$13,940	$(10,830)	$24,770	NM	$22,922	$(19,827)	$42,749	NM
Same store supplemental data:
Same store average percentage leased	94.0%	93.3%			92.7%	92.8%
Same store average annualized base rent per square foot	$15.95	$15.41			$17.72	$17.61

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $9.5 million and $19.7 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. For the three and nine months ended September 30, 2021, same store revenues increased $4.0 million and $3.6 million, respectively, as compared to the same periods in 2020, primarily driven by a termination fee received at our Bala Pointe office property and increased occupancy at certain of our office, retail, and residential properties in 2021. Non-same store revenue increased by $5.5 million and $16.1 million for the three and nine months ended

September 30, 2021, respectively, as compared to the same periods in 2020, as a result of net positive acquisition activity, primarily in the industrial and residential segments after accounting for dispositions, primarily in the office segment.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Rental income	$50,014	$42,183	$7,831	18.6%	$145,898	$126,818	$19,080	15.0%
Straight-line rent	2,798	1,322	1,476	111.6	4,667	3,947	720	18.2
Amortization of above- and below-market intangibles	784	624	160	25.6	2,092	2,230	(138)	(6.2)
Total rental revenues	$53,596	$44,129	$9,467	21.5%	$152,657	$132,995	$19,662	14.8%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three and nine months ended September 30, 2021 increased by $2.0 million and $6.5 million, respectively, as compared to the same periods in 2020, primarily due to (i) an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2020, which was partially offset by our disposition activity since January 1, 2020; (ii) increased real estate tax expense driven by net acquisition activity and operating expenses associated with certain properties; and (iii) increased repairs and maintenance expense, including snow removal and parking lot repairs incurred during the second quarter of 2021.

The following table presents the various components of our rental expenses:

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
(in thousands)	2021	2020	$	%	2021	2020	$	%
Real estate taxes	$7,148	$5,966	$1,182	19.8%	$21,191	$18,234	$2,957	16.2%
Repairs and maintenance	4,319	4,030	289	7.2	14,001	11,520	2,481	21.5
Utilities	1,888	1,696	192	11.3	5,305	4,585	720	15.7
Property management fees	1,282	1,104	178	16.1	3,689	3,159	530	16.8
Insurance	661	483	178	36.9	1,782	1,360	422	31.0
Other	2,544	2,602	(58)	(2.2)	6,350	6,934	(584)	(8.4)
Total rental expenses	$17,842	$15,881	$1,961	12.3%	$52,318	$45,792	$6,526	14.3%

Other Income and Expenses. The net amount of other expenses decreased by $19.9 million and $33.8 million, respectively, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily as a result of (i) larger gains on 2021 dispositions; (ii) increased interest income earned on debt-related investments in 2021; and (iii) litigation expense incurred during 2020. These drivers were partially offset by (i) an increase in real estate-related depreciation and amortization driven by our net acquisition activity and lease termination amortization; (ii) an increase in interest expense driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program; and (iii) an increase in base advisory fees, driven by an increase in NAV, and an increase in performance participation allocation, driven by the performance of our portfolio.

Segment Summary for the Three and Nine Months Ended September 30, 2021 Compared to the Same Periods in 2020

Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, residential and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 13 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance”

below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated same store properties by segment:

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
($ in thousands, except per square foot data)	2021	2020	$	%	2021	2020	$	%
Rental revenues:
Office	$15,954	$14,000	$1,954	14.0%	$44,322	$42,152	$2,170	5.1%
Retail	17,475	16,831	644	3.8	49,631	49,154	477	1.0
Residential	5,320	4,350	970	22.3	15,273	14,591	682	4.7
Industrial	5,858	5,415	443	8.2	12,216	11,938	278	2.3
Total same store rental revenues	44,607	40,596	4,011	9.9	121,442	117,835	3,607	3.1
Non-same store properties	8,989	3,533	5,456	NM	31,215	15,160	16,055	NM
Total rental revenues	$53,596	$44,129	$9,467	21.5%	$152,657	$132,995	$19,662	14.8%
NOI:
Office	$9,398	$7,504	$1,894	25.2%	$25,027	$22,932	$2,095	9.1%
Retail	13,128	12,341	787	6.4	37,084	37,402	(318)	(0.9)
Residential	3,019	2,068	951	46.0	8,440	7,952	488	6.1
Industrial	4,068	4,183	(115)	(2.7)	8,821	9,095	(274)	(3.0)
Total same store NOI	29,613	26,096	3,517	13.5	79,372	77,381	1,991	2.6
Non-same store properties	6,141	2,152	3,989	NM	20,967	9,822	11,145	NM
Total NOI	$35,754	$28,248	$7,506	26.6%	$100,339	$87,203	$13,136	15.1%
Same store average percentage leased:
Office	82.8%	83.2%			81.6%	83.6%
Retail	93.8	93.7			93.8	94.3
Residential	95.4	86.6			94.1	87.8
Industrial	99.8	100.0			99.5	100.0
Same store average annualized base rent per square foot:
Office	$31.00	$30.99			$31.71	$31.46
Retail	18.75	17.96			18.76	18.45
Residential	23.93	21.80			23.12	23.70
Industrial	4.94	4.93			5.41	5.33

NM = Not meaningful

Office Segment. For the three and nine months ended September 30, 2021, our office segment same store NOI increased by $1.9 million and $2.1 million, respectively, as compared to the same periods in 2020, primarily due to a termination fee received at our Bala Pointe property and increased occupancy at our 3 Second Street property.

Retail Segment. For the three months ended September 30, 2021, our retail segment same store NOI increased by $0.8 million as compared to the same period in 2020, primarily due to increased occupancy and reduced operating expenses at certain properties in 2021. For the nine months ended September 30, 2021, our retail segment same store NOI remained relatively consistent as compared to the same period in 2020.

Residential Segment. For the three and nine months ended September 30, 2021, our residential segment same store NOI increased by $1.0 million and $0.5 million, respectively, as compared to the same periods in 2020, primarily due to increased occupancy and reduced rent concessions at certain of our residential properties during the third quarter of 2021.

Industrial Segment. For the three and nine months ended September 30, 2021, our industrial segment same store NOI decreased by $0.1 million and $0.3 million, respectively, as compared to the same periods in 2020, primarily due to increased operating expenses specifically related to bad debt expense at our Kaiser Business Center property.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Nine Months Ended September 30, 2021 Compared to the Same Periods in 2020” above for a reconciliation of our GAAP net income (loss) to NOI for the three and nine months ended September 30, 2021 and 2020.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
GAAP net income (loss) attributable to common stockholders	$13,940	$(10,830)	$22,922	$(19,827)
GAAP net income (loss) per common share—basic and diluted	$0.09	$(0.08)	$0.15	$(0.14)
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$13,940	$(10,830)	$22,922	$(19,827)
Real estate-related depreciation and amortization	18,821	15,649	52,728	44,558
Impairment of real estate property	—	—	758	—
Gain on sale of real estate property	(25,979)	—	(53,321)	(2,192)
Noncontrolling interests’ share of net income (loss)	1,654	(839)	2,430	(1,515)
Redeemable noncontrolling interests' share of net income (loss)	99	(39)	169	(71)
Noncontrolling interests’ share of NAREIT FFO	(898)	(282)	(2,470)	(1,467)
Redeemable noncontrolling interests' share of NAREIT FFO	(54)	(13)	(171)	(69)
NAREIT FFO attributable to common stockholders—basic	7,583	3,646	23,045	19,417
NAREIT FFO attributable to OP Units	952	295	2,641	1,536
NAREIT FFO	$8,535	$3,941	$25,686	$20,953
Weighted-average shares outstanding—basic	157,025	141,682	151,045	142,216
Weighted-average shares outstanding—diluted	176,777	153,166	168,475	153,665
NAREIT FFO per common share—basic and diluted	$0.05	$0.03	$0.15	$0.14

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2021, we had approximately $361.0 million of borrowings coming due in the next 12 months, including scheduled amortization payments. Of this amount, $200.0 million relates to a term loan that matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. We expect to be able to repay our principal obligations over the next 12 months through refinancings and/or disposition proceeds.

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

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, as of September 30, 2021, contractual rent collections are consistent with average annual collections prior to the pandemic. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of September 30, 2021, our financial position was strong with 31.5% leverage, or 31.1% leverage net of $12.5 million of cash and cash equivalents. In addition, our portfolio was 94.8% leased as of September 30, 2021 and is diversified across 61 properties totaling 12.6 million square feet across 28 geographic markets. Our properties contain a diverse roster of 480 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 23.0% office, 33.6% retail which is primarily grocery-anchored, 29.4% industrial, and 14.0% residential.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
Total cash provided by (used in):
Operating activities	$38,750	$28,847	$9,903
Investing activities	(226,175)	(236,786)	10,611
Financing activities	188,687	126,597	62,090
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,262	$(81,342)	$82,604

Net cash provided by operating activities increased by approximately $9.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to net acquisition activity, which was partially offset by an increase in interest expense due to our increasing rent obligations resulting from our DST Program and an increase in performance-based fees paid to the Advisor in 2021.

Net cash used in investing activities decreased by approximately $10.6 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to (i) an increase in net disposition proceeds of $138.6 million received in 2021 related to the sale of one retail property, one industrial property, and two office properties, as compared to the sale of one retail outparcel during the corresponding period in 2020; (ii) cash paid to acquire a debt-related investment during 2020 of $45.5 million; and (iii) $5.9 million of lower capital expenditure activity. These drivers were partially offset by a $184.4 million increase in acquisition activity during the nine months ended September 30, 2021, as compared to the same period in 2020.

Net cash provided by financing activities increased by approximately $62.1 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increase in net offering activity from our DST Program and public offering of $66.9 million and a decrease of redemptions of $38.7 million. These drivers were partially offset by a $45.0 million net increase in repayments of the line of credit and mortgage notes during the nine months ended September 30, 2021, compared to the same period in 2020.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2021, we had an aggregate of $975.0 million of commitments under our unsecured credit agreements, including $450.0 million under our line of credit and $525.0 million under our two term loans. As of that date, we had: (i) $85.0 million outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 3.02%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.

The unused and available portions under our line of credit were $365.0 million and $252.6 million, respectively. Our $450.0 million line of credit matures in January 2023, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. Our $325.0 million term loan matures in January 2024, with no extension option available. Our $200.0 million term loan matures in February 2022, and may be extended pursuant to two one-year extension options, subject to certain conditions, including the payment of an extension fee. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of September 30, 2021, our line of credit and our term loans are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the line of credit and term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of September 30, 2021, we had property-level borrowings of approximately $311.3 million outstanding with a weighted-average remaining term of approximately 2.5 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 2.99%. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2021.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings divided by the fair value of our real property and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 31.5% as of September 30, 2021. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future.

Offering Proceeds. For the nine months ended September 30, 2021, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $183.8 million ($171.4 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Amount							Source of Distributions Paid in Cash
	Declared						Total Cash
	per						Flows from	Cash Flows from
(in thousands, except per share	Common			Reinvested in		Total	Operating	Operating
data)	Share (1)	Paid in Cash (2)		Shares		Distributions	Activities (3)	Activities		Borrowings
2021
March 31	$0.09375	$9,572	63.4%	$5,526	36.6%	$15,098	$7,659	$7,659	80.0%	$1,913	20.0%
June 30	0.09375	9,962	63.5	5,723	36.5	15,685	14,204	9,962	100.0	—	—
September 30	0.09375	10,597	63.9	5,985	36.1	16,582	16,887	10,597	100.0	—	—
Total	$0.28125	$30,131	63.6%	$17,234	36.4%	$47,365	$38,750	$28,218	93.7%	$1,913	6.3%
2020
March 31	$0.09375	$9,032	62.8%	$5,360	37.2%	$14,392	$7,455	$7,455	82.5%	$1,577	17.5%
June 30	0.09375	9,150	63.3	5,316	36.7	14,466	11,384	9,150	100.0	—	—
September 30	0.09375	9,074	63.2	5,282	36.8	14,356	10,008	9,074	100.0	—	—
December 31	0.09375	9,214	63.3	5,347	36.7	14,561	12,281	9,214	100.0	—	—
Total	$0.37500	$36,470	63.1%	$21,305	36.9%	$57,775	$41,128	$34,893	95.7%	$1,577	4.3%
(1)	Amount reflects the total quarterly distribution rate, subject to adjustment for class-specific fees. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis.
(2)	Includes other cash distributions consisting of (i) distributions paid to OP Unit holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.
(3)	During the first quarter of each calendar year, we typically generate lower cash flows from operating activities than the other quarters of the years, all else equal, as a result of annual payments of operating expenses that are due during the first quarter. Such annual payments due in the first quarter include annual bonus reimbursements and certain property taxes in jurisdictions that require one annual payment.

For the three months ended September 30, 2021 and 2020, our FFO was $8.5 million, or 51.5% of our total distributions, and $3.9 million, or 27.5% of our total distributions, respectively. For the nine months ended September 30, 2021 and 2020, our FFO was $25.7 million, or 54.2% of our total distributions, and $21.0 million, or 48.5% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2021 and 2020. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2021	2020
Number of shares requested for redemption or repurchase	6,601	11,608
Number of shares redeemed or repurchased	6,601	11,608
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$7.59	$7.50

For the nine months ended September 30, 2021 and 2020, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $50.1 million and $87.1 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

SUBSEQUENT EVENTS

Purchase of Membership Interests

On October 20, 2021, we acquired a majority interest in an entity that owns a residential property in Tucson, Arizona, which is a student housing property, for a total contractual purchase price of approximately $124.0 million.

Acquisition of Property

Subsequent to September 30, 2021, we acquired (excluding properties related to our DST Program) one industrial property located in Burlington, New Jersey for a purchase price of approximately $6.4 million.

Acquisition Under Contract

On November 3, 2021, we entered into a contract to acquire an industrial property located in Houston, Texas with a purchase price of approximately $17.4 million. There can be no assurance that we will complete the acquisition of the property under contract.

Agreement to Sell Property

On October 29, 2021, we entered into an agreement to sell a retail property located in Portsmouth, New Hampshire (“Durgin Square”) to an unrelated third party for a gross sales price of approximately $40.5 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of September 30, 2021 was approximately $21.7 million. There can be no assurance that we will complete the disposition of the property under this agreement.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2020 was disclosed in our 2020 Form 10-K. Except as otherwise disclosed in “Note 3 to the Condensed Consolidated Financial Statements” relating to our debt obligations, there were no material changes outside the ordinary course of business.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we had no material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. As of September 30, 2021, our critical accounting estimates have not changed from those described in our 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2021, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2021, our fixed interest rate debt consisted of $150.3 million under our mortgage notes and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 70.6% of our total consolidated debt as of September 30, 2021. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2021, the fair value and the carrying value of our fixed interest rate debt, excluding the values of any associated hedges, was $652.7 million and $650.3 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2021. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2021, our consolidated variable interest rate debt consisted of $85.0 million of borrowings under our line of credit, $25.0 million of borrowings under our term loans and $161.0 million under our mortgage notes, which represented 29.4% of our total consolidated debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $271.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our variable interest rate debt as of September 30, 2021, would increase our annual interest expense by approximately $0.7 million.

Derivative Instruments. As of September 30, 2021, we had 14 outstanding derivative instruments with a total notional amount of $627.0 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

There have been no material changes to the risk factors disclosed in our 2020 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q.

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

The table below summarizes the redemption activity for the three months ended September 30, 2021, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs (2)	to the Program (3)
For the Month Ended:
July 31, 2021	502	$7.63	423	—
August 31, 2021	648	7.65	648	—
September 30, 2021 (4)	775	7.69	775	—
Total	1,925	$7.66	1,846	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	In July 2021, 78,881 shares were redeemed for an average price per share of $7.66 pursuant to privately negotiated transactions.
(3)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(4)	Redemption requests accepted in September 2021 are considered redeemed on October 1, 2021 and are not included in the table above.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States’ economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. The description that follows has been provided to us by Ares.

On January 31, 2019, funds and accounts managed by Ares’ European direct lending strategy (together, the “Ares funds”) collectively acquired a 32% equity stake in Daisy Group Limited (“Daisy”). Daisy is a provider of communication services to businesses based in the United Kingdom. The Ares funds do not hold a majority equity interest in Daisy and do not have the right to appoint a majority of directors to Daisy’s board of directors.

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC. Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC prior to the Ares funds’ investment in Daisy.

Daisy has given notice of termination of the contracts to Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat PLC.

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

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

101

The following materials from Black Creek Diversified Property Fund Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 10, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK DIVERSIFIED PROPERTY FUND INC.

November 10, 2021	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

November 10, 2021	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)