Form 10-K
period 2021-12-31
Ares Real Estate Income Trust Inc.
filed 2022-03-14
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52596

Ares Real Estate Income Trust Inc.

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

There is no established market for the registrant’s shares of common stock. The registrant publishes a net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, of $7.66 per share for each class of shares of its common stock. As of December 31, 2021, the NAV was $8.17 per share for each of class of shares of its common stock.

There were 152,020,618 outstanding shares of common stock held by non-affiliates, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 3, 2022, 19,026,018 shares of Class T common stock, 40,489,159 shares of Class S common stock, 7,634,065 shares of Class D common stock, 59,285,778 shares of Class I common stock and 55,451,690 shares of Class E common stock of the registrant, each with a par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2022.

Auditor Name: KPMG LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 185

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, and the COVID-19 pandemic, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offering;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	the failure to successfully integrate Black Creek Group into the business, operations and corporate culture of Ares, and to retain Black Creek Group personnel following Ares’ acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business in July 2021;
●	conflicts of interest arising out of our relationships with Ares real estate group (the “Sponsor”), Ares Commercial Real Estate Management LLC (the “Advisor”), and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

SUMMARY RISK FACTORS

An investment in shares of our common stock involves significant risks, See “Risk Factors” beginning on page 4. These risks include, among others:

●	There is no public trading market for shares of our common stock, and it may therefore be difficult for you to sell your shares.
●	There are limits on the ownership, transferability and redemption of shares of our common stock which may significantly limit the liquidity of an investment in shares of our common stock.
●	Since there is no public trading market for shares of our common stock, redemption of shares by us will likely be the only way to dispose of your shares. Our share redemption program provides stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity, volume limits and other significant restrictions. Further, our board of directors may modify or suspend our share redemption program if in its reasonable judgment it deems a modification or suspension to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	A portion of the proceeds received in our ongoing public offerings is expected to be used to satisfy redemption requests, including requests from our existing stockholders which may be significant. Using the proceeds from this offering for redemptions will reduce the net proceeds available to retire debt, or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
●	In connection with our ongoing public offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. The costs of our offerings may negatively impact our ability to pay distributions and your overall return.
●	The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market.
●	In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Our management's assessment of the market values of our properties may also differ from the appraised values of our properties. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers, and/or key personnel of the Advisor, our Dealer Manager and/or other entities related to our Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that the fees the Advisor receives for services rendered to us are based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating.
●	We are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions and other factors particular to the locations of our respective real property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could make alternative interest-bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

●	Our use of leverage increases the risk of loss on our investments and places certain restrictions upon us which may limit us from realizing the most optimal value for such investments.
●	If we fail to maintain our status as a REIT, it would adversely affect our results of operations and our ability to make distributions to our stockholders.
●	The amount of distributions we may make is uncertain. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. The use of these sources for distributions would decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and could potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property generally will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms.

v

PART I

ITEM 1.BUSINESS

The Company

Ares Real Estate Income Trust Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. As of December 31, 2021, our consolidated real property portfolio consisted of 67 properties, totaling approximately 13.6 million square feet located in 31 markets throughout the U.S. As used herein, the terms “AREIT,” the “Company,” “we,” “our” or “us” refer to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through AREIT Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership, of which we are the sole general partner and a limited partner.

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of an advisory agreement, by and among us, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends on April 30, 2022, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2021, we raised $251.5 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $23.2 million from the sale of common stock under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”), as amended. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to finance up to 50% of the purchase price of DST interests paid by certain purchasers of the interests in the Delaware statutory trusts. During 2021, we sold $292.7 million of gross interests related to the DST Program, $26.0 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Investment Objectives

Our primary investment objectives are:

●	providing current income to our stockholders in the form of consistent cash distributions;
●	preserving and protecting our stockholders’ capital investments;

●	realizing capital appreciation in our share price from active investment management and asset management; and
●	providing portfolio diversification in the form of multi-asset class investing in direct real property and investing in other real estate-related assets.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, with the approval of our stockholders.

Investment Strategy

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail). To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests) and infrastructure, to create a diversified blend of current income and long-term value appreciation. Our objective is to bring the Ares leading institutional-quality real assets investment platform to income-focused investors, with significant diversification across real estate and real estate-related asset classes, geographies and sectors. We intend to allocate capital dynamically between sectors and strategies so as to achieve outperformance through strategic diversification rather than outsized risk. We expect real estate debt, non-US jurisdictions and/or infrastructure assets to comprise up to 30% of our assets. Currently, infrastructure is not expected to comprise more than 10% of our assets with a focus on real estate-related infrastructure and renewable energy sources. While we will not limit our investment opportunities to stay within these allocations, we may adjust our expectations based on market conditions and opportunities.

We believe that the real estate market is cyclical, with demand for property types peaking at different times. Although we do not typically invest for the short term, we are active portfolio managers and will seek to take advantage of opportunities to acquire or dispose of assets strategically at different points in the cycle. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the broader the opportunity set in which to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more of the overall real estate market also may allow us to be consistent and meaningful investors throughout different cycles. When we believe one market and/or sector is overvalued, we patiently wait and focus on investing in other markets and/or sectors that we believe are overlooked or have stronger fundamentals of relative value. We also believe that value generally is based on an investment’s ability to produce cash flow. We generally focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from customers seeking quality space.

Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored. To a lesser extent we intend to invest in other property sectors and geographies, infrastructure and real estate debt.

We generally employ a long-term hold strategy for strategic investments within our portfolio of real estate assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and are substantially leased whereby a significant portion of the total investment return is expected to be derived from current income. In addition, we have invested and intend to invest in a relatively smaller proportion of “value added” opportunities that have arisen in circumstances where we have determined that a property may be situationally undervalued or where re-development, re-leasing and/or improved asset management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation.

Financing Objectives

We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage increased to 37.6% as of December 31, 2021, as compared to 36.6% as of December 31, 2020. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2021, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. Our 10 largest customers represented 19.6% and 22.1% of total annualized base rent and total leased square feet, respectively. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

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

Available Information

Our internet address is blackcreekgroup.com/investment-solutions/AREIT. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

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

There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for the stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month (which will generally be equal to our most recently disclosed monthly NAV per share), and not based on the price at which the stockholders initially purchased their shares. We may redeem the stockholder’s shares if they fail to maintain a minimum balance of $2,000 of shares, even if the stockholder’s failure to meet the minimum balance is caused solely by a decline in our NAV. Subject to limited exceptions, shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, stockholders may receive less than the price they paid for their shares upon redemption by us pursuant to our share redemption program.

Our ability to redeem stockholder shares may be limited, and our board of directors may modify or suspend our share redemption program at any time.

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

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify or suspend our share redemption program. As a result, the stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.

The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially while we have relatively few outstanding Class T, Class S, Class D and Class I shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2021, based on the NAV per share of $8.17 on that date, we had outstanding approximately $134.3 million in Class T shares, $292.3 million in Class S shares, $55.2 million in Class D shares, $444.8 million in Class I shares and $460.5 million in Class E shares.

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

We currently expect to use a portion of the proceeds from our public offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise a significant portion of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed approximately $67.2 million of shares of our common stock during the year ended December 31, 2021. Using the proceeds from our public offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

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

Although all properly submitted redemption requests and/or tenders in our self-tender offers have been satisfied beginning with the fourth quarter of 2016, in the future we could experience situations like that described above in which redemption demand exceeds capacity. Our current share redemption program has different limitations than our share redemption program did during that time, but it remains true that our ability to redeem the stockholder shares may be limited, and our board of directors may modify or suspend our share redemption program at any time. Furthermore, we may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. If a redemption request under our share redemption program is unsatisfied, it must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.

Historical returns may be presented over limited timeframes and are inherently limited in their applicability to the future.

In our prospectus, in our annual report, and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of our company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we make changes to our portfolio, our investment focus, or structural aspects of our company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and the dealer manager for our public offerings, Ares Wealth Management Solutions, LLC (the “Dealer Manager”), and participating broker-dealers (in connection with our public offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns. Over time, we have also made changes to the frequency with which, and the methodologies with which, we estimate the value of our shares.

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

Commencing June 30, 2020, broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. When making such a recommendation, a broker-dealer and its associated persons must act in such customer’s best interest at the time the recommendation is made, without placing their financial or other interest ahead of the retail customer’s interests, and should consider reasonable alternatives in determining whether the broker dealer and its associated persons have a reasonable basis for making the recommendation. Listed entities may be reasonable alternatives to an investment in us, and may feature characteristics like lower cost, less complexity, and lesser or different risks than an investment in us; investments in listed securities often involve nominal or zero commissions at the time of initial purchase. The impact of Regulation Best Interest on participating broker dealers cannot be determined at this time, and it may negatively impact whether participating broker dealers and their associated persons recommend our public offerings to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our public offerings, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

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

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. If we acquire real properties as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which the stockholders may sell shares to us under our share redemption program. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Net Asset Value Per Share” and our valuation procedures attached as Exhibit 4.4 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.

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

In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. As a result, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2021 was $21.8 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $21.8 million, or $0.11 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2021. As of December 31, 2021, we classified all of our debt as intended to be held to maturity.

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

Our total distributions declared for the years ended December 31, 2021, 2020 and 2019 were $65.3 million, $57.8 million and $55.3 million, respectively, which includes $23.6 million, $21.3 million and $20.7 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2021, 2020, and 2019 was $49.4 million, $41.1 million and $49.3 million, respectively. Accordingly, in certain years, total distributions were not fully funded by cash flow from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In addition, for years in which total distributions were fully funded from our operations, in some cases our distributions were not fully funded from our operations for individual quarters. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In the future, we may continue to fund our monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from our public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our distributions to our stockholders from a combination of our operating, investing and financing activities, which include net proceeds of our public offerings, dispositions and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by the expiration of certain large leases in our portfolio, current yield environment for industrial and residential assets and disposition of real properties resulting in lower leverage currently. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations, however we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions results in a net increase to NAV (ignoring other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of the date of December 31, 2021. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5%.

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

As a result, the performance component is not directly tied to the performance of the shares that stockholders purchase, the class of shares purchased, or the time period during which the stockholders own their shares. The performance component may be payable to the Advisor even if the NAV of the stockholders’ shares at the end of the calendar year is below their purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on the stockholders’ purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor at the end of such calendar year. In addition, if the Advisor earns a performance component of the advisory fee, it will not be obligated to return any portion of advisory fees paid based on our subsequent performance.

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

Our revenues from property investments depend on the creditworthiness of our customers and will be adversely affected by the loss of or default by significant lessees. Much of our customer base is presently comprised of and is expected to continue to be comprised of non-rated and non-investment grade customers. Lease payment defaults by customers could cause us to reduce the amount of distributions to you and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss. As of December 31, 2021, no customer represented more than 10.0% of total annualized base rent, and our 10 largest customers represented 19.6% of total annualized base rent. We are not aware of any current customer, including our largest customer, whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations.

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

Black Creek Group was recently acquired by Ares and we could face challenges related to the integration of Black Creek into the business, operations and corporate culture of Ares, the allocation of corporate resources, and the retention of Black Creek personnel, which could adversely impact our business and reduce the synergies that we expect to benefit from as a result of the transaction.

On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our former advisor, Black Creek Diversified Property Advisors LLC. The integration of Black Creek Group into the business of Ares could present challenges that are often encountered by the surviving companies of similar corporate transactions (e.g., issues involving the integration of corporate cultures or infrastructure), in addition to unanticipated challenges, which could divert time and attention away from the activities of our Company.

Some former employees of Black Creek Group, in their capacities at Ares, are expected to work on new projects or accounts that they were not involved in when Black Creek was a standalone business.  As a result of the transaction and related integration of certain Black Creek personnel, conflicts may arise in the allocation of certain personnel and other resources.  Different entities and persons may be performing different roles and devoting different levels of attention to our Company as compared to the individuals and entities performing these functions prior to the closing of the transaction.

There will not be a complete overlap in the team of management professionals, and the roles of various team members, as between our Company and prior investment vehicles sponsored by Ares and Black Creek Group, respectively.  Investors should consider this when reviewing historical information about our Sponsor in this prospectus.

Our board of directors also adopted a delegation of authority policy and, pursuant to such policy, has delegated the authority for certain actions to the AREIT Advisors Committee, which is not a committee of our board of directors, but rather is the Advisor’s investment and management committee for our company and consists of certain of our officers and officers of the Advisor. Our board of directors has delegated to the AREIT Advisors Committee certain responsibilities with respect to certain acquisition, disposition, leasing, capital expenditure and borrowing decisions, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.

Our board of directors has delegated to the AREIT Advisors Committee the authority to execute certain transactions and make certain decisions on our behalf. The AREIT Advisors Committee has the authority to approve certain transactions, including acquisitions, dispositions and leases, as well as to make decisions with respect to capital expenditures and borrowings, in each case so long as such investments and decisions meet certain board-approved parameters (that include limitations regarding the dollar amount of the transactions, among others) and are consistent with the requirements of our charter. There can be no assurance that the AREIT Advisors Committee will be successful in applying any strategy or discretionary approach to our investment activities pursuant to this delegation of authority. Our board of directors will review the investment decisions made pursuant to this delegation of authority periodically. The prior approval of our board of directors or a committee of our independent directors will be required as set forth in our charter (including for transactions with affiliates of the Advisor) or for transactions or decisions that are outside of the board-approved parameters placed on this delegation of authority. Transactions entered into and decisions made by the AREIT Advisors Committee on our behalf may be costly, difficult or impossible to unwind if our board of directors later reviews them and determines that they should not have been entered into or made.

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

The Advisor’s management personnel face conflicts of interest relating to time management and there can be no assurance that the Advisor’s management personnel will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees.

All of the Advisor’s management personnel, other employees, affiliates and related parties may also provide services to other entities sponsored or advised by affiliates of the Sponsor. We are not able to estimate the amount of time that such management personnel will devote to our business. As a result, certain of the Advisor’s management personnel may have conflicts of interest in allocating their time between our business and their other activities which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline and be less than we would require. There can be no assurance that the Advisor’s affiliates will devote adequate time to our business activities or that the Advisor will be able to hire adequate additional employees to perform the tasks currently being performed by the Advisor’s affiliates should the amount of time devoted to our business activities by such affiliates prove to be insufficient. Should the Advisor fail to allocate sufficient resources to perform its responsibilities to us for any reason we may be unable to achieve our investment objectives or pay distributions to our stockholders.

The Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us and other entities sponsored or advised by affiliates of the Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, and/or key personnel in the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

We will be responsible for certain fees and expenses, including due diligence costs, as determined by the Advisor, including legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto.

In addition, we reimburse the Advisor and its affiliates for the salaries and other compensation of its personnel in accordance with the Advisory Agreement based on the percentage of such personnel’s time spent on our affairs. Pursuant to the terms of the Advisory Agreement, we reimburse the Advisor and its affiliates for personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates in performing the services under the Advisory Agreement, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services; provided, that we will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or for compensation of the Company’s named executive officers, unless the named executive officer provides services related to shareholder operations.

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

We may enter into joint ventures, co-investment or other arrangements with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor to acquire, develop and/or manage property, debt and other investments; such investments may raise potential conflicts of interest between us and such other investment vehicles managed by the Advisor or its affiliates.

While our joint venture partners and co-owners have generally been third parties, we have and may in the future enter into joint ventures, co-investment or other arrangements with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor to acquire, develop and/or manage property, debt and other investments. Such investments may raise potential conflicts of interest between us and such other investment vehicles managed by the Advisor or its affiliates, including determining which of such entities should enter into any particular joint venture, co-investment or other arrangement agreement. Joint venture, co-investment or other arrangement partners affiliated with the Advisor or sponsored or advised by affiliates of the Sponsor may have economic or business interests or goals which are or that may become inconsistent with our business interests or goals. In addition, should any such joint venture, co-investment or other arrangement be consummated, the Advisor and its affiliates may face a conflict in structuring the terms of the relationship between the interests and the interests of other parties, in managing the joint venture, co-investment or other arrangement, and in resolving any conflicts or exercising any rights in connection with the joint venture, co-investment or other arrangement. Since the Advisor will make various decisions on our behalf, agreements and transactions between us and the Advisor’s affiliates or entities sponsored or advised by affiliates of the Sponsor will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Furthermore, when such other investment vehicles managed by the Advisor or its affiliates have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. We may enter into joint ventures with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor for the acquisition of investments, but only if (i) a majority of the directors not otherwise interested in the transaction, including a majority of the independent directors, approve the transaction as being fair and reasonable to us and (ii) the investment by us and such affiliate are on terms and conditions that are no less favorable than those that would be available to unaffiliated parties.

With respect to any joint venture, we may enter into an advisory or sub-advisory agreement with an affiliate of the Advisor. We may also enter into arrangements with the Advisor in which the Advisor receives fees (directly or indirectly, including through a subsidiary of ours) from the joint venture entity or from the joint venture partner. Fees received from joint venture entities or partners and paid, directly or indirectly (including without limitation, through us or the subsidiaries), to the Advisor may be more or less than similar fees that we pay to the Advisor pursuant to the Advisory Agreement. In addition, the Advisor may, with respect to any investment in which we are a participant, also render advice and service to others in that investment, and earn fees for rendering such advice and service. Specifically, it is contemplated that we may enter into joint venture or other similar co-investment arrangements with certain individuals, corporations, partnerships, trusts, joint ventures, limited liability companies or other entities, with respect to which the Advisor or one of its affiliates may be engaged to provide advice and service to such individuals, corporations, partnerships, trusts, joint ventures, limited liability companies or other entities. The Advisor or its affiliate will earn fees for rendering such advice and service pursuant to the agreements governing such joint ventures or arrangements.

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

We compete with entities sponsored or advised by affiliates of the Sponsor and may compete with any such entity created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, lease, finance or sell properties at the same time as these entities are buying, leasing, financing or selling properties. In this regard, there is a risk that we will purchase or lend on a property that provides lower returns to us than a property purchased or lent on by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.

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

Because affiliates of the Sponsor and the Advisor currently sponsor and advise, and in the future may sponsor and advise, other investment vehicles and clients (each, an “Advisory Client”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to real estate investment opportunities. In order to manage this potential conflict of interest, in allocating opportunities among the Advisory Clients, the Sponsor follows an allocation policy (the “Allocation Policy”) which endeavors to allocate investment opportunities in a fair and equitable manner. The Sponsor’s Allocation Policy, which may be amended without consent, is intended to enable us to share equitably with any other Advisory Clients that are managed by the Sponsor and the Advisor and competing with us to acquire similar types of assets. Under the Allocation Policy, real estate investments will be considered for Advisory Clients based on appropriateness and conformity with their respective investment objectives, as well as the suitability of the investment for each Advisory Client. Suitability is determined by a variety of factors related to the investment mandates of each Advisory Client, the nature of the investment opportunity and the composition of each client’s portfolio. In the circumstance where an investment is suitable for only one Advisory Client based on such factors, the investment will be allocated to that Advisory Client. Where an investment is suitable for more than one Advisory Client, the Sponsor generally employs an allocation rotation process pursuant to the Allocation Policy that is designed to facilitate an equitable allocation of such opportunities over time. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by Advisory Clients managed by affiliates of the Sponsor and the Advisor. In addition, the Sponsor may from time to time limit the number of positions in a rotation and/or grant to certain Advisory Clients certain exclusivity, rotation or other priority (each, a “Rotational Priority”) with respect to industrial investments or other investment opportunities. Current existing Rotational Priorities have been granted to certain of the Sponsor’s industrial real estate funds which ensure them a minimum number of opportunities (e.g., one out of every three) in each core, value-add and development rotation. This means that, depending on the number of Advisory Clients and number of positions in each such rotation and/or the Rotational Priorities that have been granted, we may be offered less investment opportunities. The Sponsor or its affiliates may grant additional Rotational Priorities in the future and from time to time.

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

The Advisor may manage other investment vehicles (including public, non-listed REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes.

Affiliates of the Advisor may manage other investment vehicles (including public, non-listed REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized, or with respect to which affiliates of the Advisor may acquire and assume the role of management in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other future investment vehicles managed by the Advisor or its affiliates seek to acquire the same target assets as our Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. The Advisor or its affiliates may also give advice to investment vehicles managed by the Advisor or its affiliates that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by the Advisor or its affiliates.

We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by the Advisor or its affiliates and their portfolio companies or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

The Advisor is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

The Advisor is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. The Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect the Advisor’s ability to manage our business. The Advisor must continually address conflicts between its interests and those of its clients, including us. In addition, the Commission and other regulators have increased their scrutiny of potential conflicts of interest. The Advisor has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if the Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

We have purchased and may in the future purchase assets from third parties who have existing or previous business relationships with affiliates or other related entities of the Sponsor; as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because all of our debt-

related investments outstanding as of December 31, 2021 and debt-related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

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

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and may have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent the current COVID-19 outbreak, or future pandemics, cause customers to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.

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

Customers and potential customers of the properties we own operate in industries that have been adversely affected by the disruption to business caused by this global outbreak of COVID-19. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. For example, with respect to our retail properties, individual non-essential stores have been, and may be, closed for an extended period of time or only open certain hours of the day or only open with limited capacity. Certain of our office and industrial properties have been negatively impacted by similar impacts on our customers’ businesses. Our residential properties have been impacted by declining household incomes and wealth, which may result in delinquencies or vacancies. Whereas a number of our customers requested rent deferrals in the second quarter of 2020, these requests significantly decreased in the third and fourth quarters of 2020. However, more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies, rent deferrals, and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if an economic downturn associated with a pandemic is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.

The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, vaccine distributions, travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays. COVID-19 and other pandemics present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.

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

Currently, the Federal Deposit Insurance Corporation (“FDIC”) generally, only insures amounts up to $250,000 per depositor per insured bank. A small proportion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, are currently held in FDIC-insured bank accounts. To the extent that we have deposited funds with banking institutions, then if any of such institutions ultimately fail, we would lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of the stockholders’ investments.

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

If these disruptions in the capital and credit markets should occur as a result of, among other factors, military conflict, including the escalating conflict netween Russia and Ukraine, changing regulation, changes in trade agreements, reduced alternatives or failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

Terrorist attacks and other acts of violence, civilian unrest, military conflict or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest, military conflict or war may negatively affect our operations and your investment. We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including military conflicts, such as the escalating conflict between Russia and Ukraine, could result in increased volatility in, or damage to, the worldwide financial markets and economy. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. Increased economic volatility and trade restrictions could adversely affect our customers’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to you.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of customers for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including William S. Benjamin, Michael J. Blum, Rajat Dhanda, Jay W. Glaubach, Andrew E. Holm, Howard C. Huang, Andrea L. Karp, Lainie P. Minnick, Gregory M. Moran, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, David A. Roth, Scott A. Seager, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

On March 2, 2016, we, through the Operating Partnership, initiated a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors at a later time in exchange for OP Units. In the event the Operating Partnership elects not to exercise the purchase option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the purchase option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the trust an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the trust to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the trust by the master tenant will be required.

Further, investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

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

Properties that are placed into the DST Program may later be reacquired through exercise of the option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership will generally remain tied to the original DST Program asset in terms of basis and built-in-gain. As a result, if the original DST Program asset is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the original DST Program investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the original DST Program investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to original DST Program investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

Investors who use DST Program Loans to acquire interests in the Delaware statutory trusts as part of the DST Program may default on such loans.

As part of the DST Program, a subsidiary of ours will provide DST Program Loans of no more than 50% of the purchase price to certain DST Program investors who acquire interests in Delaware statutory trusts. DST Program Loans will be secured by the DST Interests acquired using the DST Program Loan, and will be non-recourse to the borrowing DST Program investor subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the asset underlying the DST Interests acquired by the DST Program investor declines after the DST Program investor’s borrowing with respect to a DST Program Loan, or if there is otherwise a default on a DST Program Loan.

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

We may be limited or restricted in engaging in like-kind exchanges.

We may dispose of properties in transactions intended to qualify as like-kind exchanges under the Code. Such like-kind exchanges are intended to result in the deferral of gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a like-kind exchange could require us to pay U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.

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

Existing stockholders and new investors purchasing shares of common stock in our public offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 2.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 2.5 billion shares are designated as common stock, 500.0 million of which are classified as Class E shares, 500.0 million of which are classified as Class T shares, 500.0 million of which are classified as Class S shares, 500.0 million of which are classified as Class D shares and 500.0 million of which are classified as Class I shares and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our public offerings will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan, our ongoing Class E distribution reinvestment plan offering and future public offerings. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

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

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Similarly, under any line of credit or other form of unsecured debt such as term loans that we currently have, or we may obtain in the future, the termination or replacement of the Advisor could trigger repayment of outstanding amounts under the credit agreement governing that line of credit or other form of unsecured debt. If a debt repayment event occurs, our results of operations, ability to pay distributions, and financial condition may be adversely affected.

The success of our public offerings is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The success of our public offerings and our ability to implement our business strategy are dependent upon the ability of the Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our public offerings, we may not be able to raise adequate proceeds through our public offerings to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our public offerings and such other issuers, which could adversely affect our ability to raise adequate proceeds through our public offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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

Some of our properties may be leased to a single or significant customer and, accordingly, may be suited to the particular or unique needs of such customer. We may have difficulty replacing such a customer if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Similarly, certain of our other commercial properties are leased out to single customers or customers that are otherwise reliant on a single enterprise to remain in business. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on the business and financial results. As a result, some of the customer or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases or such operators are unable to operate the assets, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer or operator, any of which could adversely impact the operating results.

If the market for commercial real estate experiences increased vacancy rates, particularly in certain large metropolitan areas, it could result in lower revenues for us.

In the relatively recent past, there have been global economic downturns that negatively impacted the commercial real estate market in the U.S., and resulted in, among other things, increased tenant defaults under leases, generally lower demand for rentable space, and an oversupply of rentable space, all of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. We believe that the risks associated with our business could be more severe if the economy deteriorates again or if commercial real estate values decline. Our revenues will decline and our NAV and ability to pay distributions will be negatively impacted if our commercial properties experience higher vacancy rates or decline in value.

A real property that incurs a vacancy could be difficult to sell or re-lease.

A real property may incur a vacancy either by the continued default of a customer under its lease or the expiration of the lease. In addition, certain of the real properties we acquire may have some vacancies at the time of closing. Certain other real properties may be specifically suited to the particular needs of a customer and such real property may become vacant. Certain of our leases with retail customers contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective customers interested in leasing space in a particular retail property. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our real properties. In certain cases, we may need to offer free rent or other concessions to attract customers. If the vacancy continues for a long period of time, we would suffer reduced revenues, which could materially and adversely affect our liquidity and NAV, and result in lower distributions to our stockholders. In addition, the resale value of the real property could be diminished because the market value may depend principally upon the value of the leases of such real property.

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

Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on the stockholders’ investments.

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

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase or adversely affect the value of the real properties that we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real properties in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices to acquire those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect leasing rates and occupancy, which could lower operating results, our NAV and overall returns to our stockholders.

Actions of our joint venture partners could adversely impact our performance.

We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with the Advisor or entities sponsored or advised by affiliates of the Sponsor. We may be a general partner, but also could be a limited partner. Such venture may give substantial discretionary authority to a third party general partner or to an affiliate of the Advisor or Sponsor as general partner. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

●	the possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;
●	that such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;
●	that such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
●	that actions by such venture partner, co-tenant or partner could adversely affect our reputation, negatively impacting our ability to conduct business; or
●	that such venture partner, co-tenant or partner has legal or other effective control over the asset, partnership or venture.

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

We compete with numerous other persons or entities seeking to buy real properties or to attract customers to real properties we already own, which may have a negative impact on our ability to acquire real properties or attract customers on favorable terms, if at all, and the returns on our real properties. These persons or entities may have greater experience and financial strength than us. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. In addition, if market rental rates decline during the term of an existing lease, we may be unable to renew or find a new tenant without lowering the rental rate. Each of these factors could adversely affect our results of operations, financial condition, NAV and ability to repay debt, and pay distributions to our stockholders.

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

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail) but to a lesser extent intend to strategically invest in other property sectors and geographies, infrastructure and real estate debt, to create a diversified blend of current income and long-term value appreciation.  Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property sector and type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) customer concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various real property sectors and we may not always own properties in each category.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail) but to a lesser extent intend to strategically invest in other property sectors and geographies, infrastructure and real estate debt, to create a diversified blend of current income and long-term value appreciation. Although we aim to diversify our real property portfolio by owning properties in a number of these sectors, we may not always have significant holdings, or any holdings at all, in each sector. We may elect to increase or decrease our holdings in each sector at any time and we may change our target property sectors at any time. If we decrease or eliminate our holdings in any property sector or cease to target any of these property sectors our real property portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

From 2019 to 2021, we disposed of approximately $0.7 billion of properties and we acquired approximately $1.7 billion of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but may offer greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased tenant demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.

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

Environmentally hazardous conditions may adversely affect our operating results.

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

We may invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on or adjacent to or near other properties upon which others, including former owners or customers of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

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

All real property and the operations conducted on the real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to customers that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on stockholders’ investments.

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

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act” and the Fair Housing Amendment Act, as amended, or the “Fair Housing Act.” Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. The Fair Housing Act requires residential dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. We will attempt to acquire properties that comply with these acts or place the burden on the seller or other third party, such as a customer, to ensure compliance with these acts. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with or defend lawsuits related to the Disabilities Act and Fair Housing Act will reduce our NAV and the amount of cash available for distribution to our stockholders.

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

Our investments in industrial properties are more dependent on economic activity and trade regulation than other real estate sectors.

Some of our investments in real estate assets are in industrial properties. The demand for industrial space in the U.S. is more strongly dependent on economic activity and trade regulation than other real estate sectors. For example, customers and potential customers of our industrial properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Our performance may be more dependent on economic activity and trade regulation than that of real estate companies that do not invest in industrial properties.

Student housing properties are subject to seasonality.

Student housing properties are typically leased during prime leasing seasons, and are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during such seasons. Additionally, student housing properties are generally on short-term leases, exposing owners of such properties to increased leasing risk. We may not be able to re-lease our properties on similar terms, if we are able to re-lease our properties at all. The terms of renewal or re-lease (including the cost of required renovations) may be less favorable to us than the prior lease. If we are unable to re-lease all or a substantial portion of our properties, or if the rental rates upon such re-leasing are significantly lower than expected rates, our cash flows from operations could be adversely affected.

Prior to the commencement of each new lease period, we prepare the units for new incoming residents. Other than revenue generated by in-place leases for returning residents, we do not generally recognize lease revenue during this period referred to as “turn” as we have no leases in place. In addition, during turn, we incur expenses preparing our units for occupancy, which we recognize immediately. This lease turn period results in seasonality in our operating results, and as a result, we may experience significantly reduced cash flows during such periods.

In addition, we may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our student housing properties may be reduced and our occupancy rates may decline.

Our student housing properties also compete with university-owned student housing and other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators.

We may be subject to tenant relief laws and may be subject to rent control laws, which could negatively impact our rental revenue.

To the extent we own residential rental properties, we expect that we will regularly be seeking to evict tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities will result in additional legal costs and require the time and attention of our management. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing, or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we will need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we will need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, a class of plaintiffs or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

We may be subject to additional risks from non-U.S. investments.

We intend in the future to invest in assets located in countries outside the United States, which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, which involve certain factors not typically associated with investing in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. asset markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

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

The preferred equity, mezzanine loans and B-notes in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in preferred equity, mezzanine loans and B-notes. Preferred equity is unsecured, while mezzanine loans and B-notes substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our preferred equity, mezzanine loan or B-note in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting mezzanine loans and B-notes. If a borrower defaults on a mezzanine loan, B-note or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or B-note will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans or B-notes may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal. Further, even if we are successful in foreclosing on the equity interests serving as collateral for our mezzanine loans or B-notes, such foreclosure will result in us inheriting all of the liabilities of the underlying mortgage borrower, including the senior mortgage on the applicable property. This may result in both increased costs to us and a negative impact on our overall debt covenants and occupancy levels. In many cases a significant restructuring of the senior mortgage may be required in order for us to be willing to retain longer term ownership of the property. If we are unsuccessful in restructuring the underlying mortgage debt in these scenarios, the mortgage lender ultimately may foreclose on the property causing us to lose any remaining investment.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2021, our leverage ratio is approximately 37.6% and is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real properties and debt-related investments before non-cash reserves and depreciation. In addition, we have incurred and may continue to incur mortgage debt secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow funds if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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

As of December 31, 2021, our variable rate debt represented approximately 35.6% of our total debt. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates and/or do not have fixed rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, from time to time we may finance or refinance our investments, or obtain new interest rate hedges in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest and/or hedging expense, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.

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

We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset all of our risk related to interest rate volatility or that our hedging of these risks will not result in losses. These derivative instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% gross income test or the 95% gross income test. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding our derivative instruments and the related impact on our results of operations.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2021, we were in compliance with our financial covenants.

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

At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of SOFR or other alternative reference rates may have on LIBOR or other benchmarks. The use of alternative reference rates or other reforms could cause the interest rates for our floating-rate indebtedness to be materially higher than expected, which could impact our results of operations, cash flows and the market value of our debt-related investments.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

Failure of the Operating Partnership to be taxable as a partnership could cause us to fail to qualify as a REIT and we could suffer other adverse tax consequences.

We believe that the Operating Partnership will continue to be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service (“IRS”) were successfully to determine that the Operating Partnership was properly treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were treated as a corporation, we could fail to qualify as a REIT, with the resulting consequences described above.

To continue to qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To maintain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We are subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. Additionally, it is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax.

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

We may purchase real properties and lease them back to the sellers of such properties. If we were to attempt to structure a sale-leaseback transaction such that the lease would be characterized as a “true lease” that would allow us to be treated as the owner of the property for U.S. federal income tax purposes, we cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” “income tests,” or the “distribution requirement” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency distribution.

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

The current maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates is 20%. Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the maximum 20% income tax rate, subject to certain applicable deductions and holding periods. Under current law, however, individuals may be able to deduct 20% of income received as ordinary REIT dividends until 2026, thus reducing the maximum effective U.S. federal income tax rate on such dividend to 29.6%. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT because we may then own more than 10% of the securities of an issuer that was neither a REIT, a qualified REIT subsidiary nor a taxable REIT subsidiary.

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

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cut and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Although REITs generally receive more favorable tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders. You are urged to consult with your tax advisor regarding the effect of potential future changes to the federal tax laws on an investment in our shares of common stock.

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

The IRS has provided a safe harbor for mezzanine loans but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. We may acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income and asset tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying

REIT income under the gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the gross income tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

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

RETIREMENT PLAN RISKS

If the stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Code as a result of an investment in our stock, the stockholders could be subject to penalties.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2021, our consolidated real property portfolio consisted of 67 properties, totaling approximately 13.6 million square feet located in 31 markets throughout the U.S. We also owned 26 properties through our unconsolidated joint venture partnerships as of December 31, 2021. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2021 acquisition and disposition activity and “Note 5 to the Consolidated Financial Statements” for detail relating to our unconsolidated joint venture partnerships. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Portfolio Overview. We currently operate in four reportable segments: office, retail, residential, and industrial. The following table summarizes our real property portfolio by segment as of December 31, 2021:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	7	1,717	12.6%	$34.91	81.7%	$668,700	19.4%
Retail properties	9	24	3,032	22.3	18.62	94.7	890,700	25.8
Residential properties	5	7	2,141	15.7	27.94	92.6	907,000	26.3
Industrial properties	21	29	6,714	49.4	5.99	98.5	983,700	28.5
Total real property portfolio	31	67	13,604	100.0%	$15.25	94.6%	$3,450,100	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2021.

Market Diversification. The following table summarizes certain operating metrics of our real property portfolio by market and by segment as of December 31, 2021:

			% of Gross		% of Total
	Number of	Investment in	Investment	Rentable	Rentable	% Leased
($ and square feet in thousands)	Properties	Real Estate Properties	Amount	Square Feet	Square Feet	(1)
Office properties:
Northern New Jersey	1	$254,098	7.9%	601	4.4%	80.9%
Denver, CO	1	95,720	3.0	264	1.9	91.3
Austin, TX	1	78,199	2.4	273	2.0	94.9
Washington, DC	1	77,121	2.4	132	1.0	39.4
Philadelphia, PA	1	52,167	1.6	174	1.3	57.5
Dallas, TX	1	43,525	1.4	165	1.2	94.5
Minneapolis/St. Paul, MN	1	29,528	0.9	108	0.8	100.0
Total office properties	7	630,358	19.6	1,717	12.6	81.7
Retail properties:
Greater Boston	15	387,947	12.1	1,447	10.7	95.0
South Florida	2	108,312	3.4	206	1.5	95.6
Washington, DC	1	67,224	2.1	233	1.7	100.0
Northern New Jersey	1	65,827	2.1	226	1.7	92.9
Atlanta, GA	1	56,397	1.8	328	2.4	95.7
Birmingham, AL	1	44,165	1.4	193	1.4	91.2
Raleigh, NC	1	43,344	1.4	125	0.9	80.0
San Antonio, TX	1	42,546	1.3	174	1.3	100.0
Tulsa, OK	1	35,885	1.1	100	0.7	92.1
Total retail properties	24	851,647	26.7	3,032	22.3	94.7
Residential properties:
Central Florida	3	435,202	13.6	957	7.0	88.1
Tucson, AZ	1	128,665	4.0	204	1.5	96.1
Atlanta, GA	1	117,546	3.7	356	2.6	94.1
Washington, DC	1	95,984	3.0	288	2.1	96.5
South Florida	1	80,841	2.5	336	2.5	98.2
Total residential properties (2,273 units)	7	858,238	26.8	2,141	15.7	92.6
Industrial properties:
East Bay, CA	3	166,410	5.2	613	4.5	85.8
Indianapolis, IN	3	81,025	2.5	966	7.1	100.0
Reno, NV	1	68,670	2.1	723	5.3	100.0
Atlanta, GA	1	64,704	2.0	798	5.9	100.0
Salt Lake City, UT	1	63,753	2.0	438	3.2	100.0
Lehigh Valley, PA	1	50,171	1.6	291	2.1	100.0
Phoenix, AZ	2	46,089	1.4	240	1.8	100.0
Houston, TX	1	39,116	1.2	352	2.6	100.0
Orange County, CA	1	35,002	1.1	105	0.8	100.0
San Antonio, TX	2	34,516	1.1	404	3.0	100.0
Las Vegas, NV	2	33,480	1.0	276	2.0	100.0
San Diego, CA	1	25,075	0.8	136	1.0	100.0
Northern New Jersey	2	24,025	0.8	148	1.1	100.0
Long Island, NY	1	21,215	0.7	107	0.8	100.0
Dallas, TX	1	19,602	0.6	230	1.7	100.0
Louisville, KY	1	19,242	0.6	235	1.7	100.0
Philadelphia, PA	1	19,105	0.6	171	1.3	92.4
Cincinnati, OH	1	18,759	0.6	218	1.6	100.0
Portland, OR	1	15,132	0.5	123	0.9	100.0
Chicago, IL	1	9,455	0.3	110	0.8	100.0
Washington, DC	1	5,327	0.2	30	0.2	100.0
Total industrial properties	29	859,873	26.9	6,714	49.4	98.5
Total real property portfolio	67	$3,200,116	100.0%	13,604	100.0%	94.6%
(1)	Percentage leased is based on executed leases as of December 31, 2021.

Lease Terms. Commercial lease terms typically range from one to 10 years, and often include renewal options. Most of our commercial leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of our residential leases expire within 12 months.

Lease Expirations. As of December 31, 2021, the weighted-average remaining term of our total leased commercial portfolio was approximately 5.2 years based on annualized base rent and 5.0 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our commercial properties for leases in place as of December 31, 2021, without giving effect to the exercise of renewal options or termination rights, if any. The table excludes our residential properties as substantially all leases at such properties expire within 12 months.

	Number of		% of Total		% of Total
	Commercial	Annualized Base	Annualized Base	Leased	Leased Square
($ and square feet in thousands)	Leases	Rent (1)	Rent (1)	Square Feet	Feet
2022	91	$12,090	8.7%	790	7.3%
2023	91	21,193	15.2	1,133	10.5
2024	70	9,575	6.9	784	7.3
2025	65	19,751	14.1	1,461	13.5
2026	66	16,052	11.5	1,915	17.7
2027	47	16,803	12.0	1,756	16.3
2028	33	6,306	4.5	391	3.6
2029	25	8,422	6.0	1,017	9.4
2030	23	8,363	6.0	369	3.4
2031	18	5,726	4.1	625	5.8
Thereafter	25	15,341	11.0	560	5.2
Total leased	554	$139,622	100.0%	10,801	100.0%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2021, multiplied by 12.

Customer Diversification. We believe that the customer base that occupies our real property portfolio is generally stable and well-diversified. As of December 31, 2021, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. The following table reflects our 10 largest customers, based on annualized base rent as of December 31, 2021:

			% of Total		% of Total
	Number of	Annualized	Annualized	Leased	Leased Square
($ and square feet in thousands)	Locations (1)	Base Rent (2)	Base Rent (2)	Square Feet	Feet
Stop & Shop	10	$10,910	5.6%	637	5.0%
Mizuho Bank Ltd.	1	4,727	2.4	119	0.9
FedEx	2	3,875	2.0	999	7.8
Amazon.com / Whole Foods	3	3,182	1.6	422	3.3
Home Depot	1	2,964	1.5	102	0.8
Alliant Techsystems, Inc.	1	2,685	1.4	107	0.8
Deloitte LLP	1	2,578	1.3	62	0.5
Apple, Inc.	1	2,523	1.3	94	0.7
Shaw's Supermarket	2	2,448	1.3	135	1.1
Best Buy Stores	2	2,354	1.2	153	1.2
Total	24	$38,246	19.6%	2,830	22.1%
(1)	Reflects the number of properties for which the customer has at least one lease in-place.
(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2021, multiplied by 12.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective commercial customers based on financial, operating and business plan information that such prospective customers provide to us, as well as other market, industry, and economic information that is generally publicly available. As a result of this assessment, we may require that the customers enhance their credit by providing us with security deposits, letters of credit from established financial institutions, or personal or corporate guarantees. Customer creditworthiness often influences the amount of upfront tenant improvements, lease incentives, concessions or other leasing costs. We evaluate creditworthiness of our residential customers based on standard market practice, which includes credit checks.

Industry Diversification. We intend to maintain a well-diversified mix of customers to limit our exposure to any single customer or industry. Our diversified investment strategy inherently provides for customer diversity, and we continue to monitor our exposure relative to our larger customer industry sectors. The following table reflects the 10 largest industry concentrations within our portfolio, based on annualized base rent, as of December 31, 2021 and assumes that our residential investments are not concentrated within any specific industry:

			% of Total		% of Total
	Number of	Annualized	Annualized Base	Leased Square	Leased Square
($ and square feet in thousands)	Leases	Base Rent (1)	Rent	Feet	Feet
Supermarket	23	$19,026	9.8%	1,224	9.6%
Financial	33	15,225	7.8	385	3.0
Professional Services	66	11,038	5.7	311	2.4
Food & Beverage	80	8,643	4.4	342	2.7
Computer / Electronics	18	6,142	3.2	305	2.4
Healthcare Services	52	5,680	2.9	192	1.5
Post & Courier Services	9	5,452	2.8	1,169	9.1
Apparel / Clothing	18	5,298	2.7	632	4.9
Software / Technology	11	5,290	2.7	118	0.9
Storage / Warehousing	8	4,938	2.5	1,090	8.5
Total	318	$86,732	44.5%	5,768	45.0%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2021, multiplied by 12.

DST Program and DST Program Loans. During the years ended December 31, 2021, 2020 and 2019, we incurred rent obligations of approximately $28.4 million, $19.4 million and $7.0 million, respectively, under our master lease agreements in the DST Program. Additionally, during the years ended December 31, 2021 and 2020, 15.0 million OP Units and 3.8 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $115.7 million and $28.3 million in accordance with our UPREIT structure. As of December 31, 2021 and 2020, we also had 96 and 60 DST Program Loans, respectively, with a combined carrying value of $62.1 million and $45.2 million, respectively, and a weighted-average interest rate of 3.98% and 3.96%, respectively, and a weighted-average maturity of 8.9 years and 9.1 years, respectively, related to the DST program. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2021, we had approximately $1.4 billion of consolidated indebtedness with a weighted-average interest rate of 2.78%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2021 was 4.9 years, excluding the impact of certain extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2021 was approximately $981.9 million. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

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

Quarter	Low	High
2021
First Quarter	$7.56	$7.59
Second Quarter	$7.61	$7.66
Third Quarter	$7.69	$7.83
Fourth Quarter	$7.93	$8.17
2020
First Quarter	$7.51	$7.53
Second Quarter	$7.50	$7.51
Third Quarter	$7.51	$7.52
Fourth Quarter	$7.53	$7.54

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (‘‘Altus Group’’ or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source, subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Unconsolidated real properties held through joint ventures or partnerships are valued by such joint ventures or partnerships according to their valuation procedures. At least once per calendar year, each unconsolidated real property asset will be appraised by a third-party appraiser. If the valuation procedures of the applicable joint ventures or partnerships do not accommodate a monthly determination of the fair value of real properties, the Advisor will determine the estimated fair value of the unconsolidated real properties for those interim periods. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 4.4 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $3.5 billion compares to a GAAP basis of real properties, including assets held for sale, (net of intangible lease liabilities and before accumulated amortization and depreciation) of $3.0 billion, representing a difference of approximately $0.5 million, or 15.7%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2021 and September 30, 2021:

	As of
(in thousands)	December 31, 2021	September 30, 2021
Investments in office properties	$668,700	$663,250
Investments in retail properties	890,700	967,450
Investments in residential properties	907,000	401,450
Investments in industrial properties	983,700	845,400
Total investment in real estate properties	3,450,100	2,877,550
Investment in unconsolidated joint venture partnership	57,425	—
Debt-related investments	106,463	47,883
DST Program Loans	62,123	58,276
Total investments	3,676,111	2,983,709
Cash and cash equivalents	10,605	12,463
Restricted cash	3,747	10,533
Other assets	53,361	32,392
Line of credit, term loans and mortgage notes	(1,370,554)	(921,303)
Financing obligations associated with our DST Program	(682,748)	(629,670)
Other liabilities	(53,639)	(56,679)
Accrued performance participation allocation	(15,327)	(7,769)
Accrued advisory fees	(2,097)	(1,880)
Noncontrolling interests in consolidated joint venture partnerships	(1,176)	—
Aggregate Fund NAV	$1,618,283	$1,421,796
Total Fund Interests outstanding	197,960	181,499

The following table sets forth the NAV per Fund Interest as of December 31, 2021:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,618,283	$134,274	$292,305	$55,171	$444,755	$460,468	$231,310
Fund Interests outstanding	197,960	16,425	35,757	6,749	54,406	56,328	28,295
NAV Per Fund Interest	$8.17	$8.17	$8.17	$8.17	$8.17	$8.17	$8.17

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2021, we estimated approximately $34.1 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of December 31, 2021, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.07%	6.26%	4.93%	5.05%	5.52%
Discount rate / internal rate of return	6.71%	6.86%	6.09%	5.86%	6.37%
Average holding period (years)	9.6	10.0	10.0	10.0	9.9

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.01%	2.49%	3.52%	3.69%	3.17%
	0.25% increase	(2.77)%	(2.29)%	(3.18)%	(3.34)%	(2.89)%
Discount rate (weighted-average)	0.25% decrease	2.05%	1.89%	2.01%	2.06%	2.00%
	0.25% increase	(2.00)%	(1.85)%	(1.96)%	(2.01)%	(1.95)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2021 was $21.8 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $21.8 million, or $0.11 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2021. As of December 31, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our total shareholder returns assuming we were to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2021:

(in thousands)	As of December 31, 2021
Total stockholder's equity	$579,730
Noncontrolling interests	196,696
Total equity under GAAP	776,426

Adjustments:
Accrued distribution fee (1)	34,064
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	330,830
Accumulated depreciation and amortization (3)	469,631
Other adjustments (4)	7,332
Aggregate Fund NAV	$1,618,283
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our consolidated financial statements. As such, any increases of decreases in the fair market value of our real estate and real estate-related investments or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $7.54 per share as of December 31, 2020 to $8.17 per share as of December 31, 2021. The increase in NAV was primarily driven by performance of our real property portfolio, including dispositions of three retail properties, an industrial property, and two office properties for net proceeds of approximately $223.8 million, which resulted in an increase to NAV, as well as the acquisitions of 12 industrial properties for an aggregate contractual purchase price of $375.9 million, three residential properties for a contractual purchase price of $465.3 million and one retail property for a contractual purchase price of $50.0 million, which have been accretive to portfolio returns.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of December 31, 2021) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	1.80%	9.03%	9.03%	6.33%	5.12%	6.49%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.75%	9.50%	9.50%	6.03%	4.94%	6.39%
Difference	0.05%	(0.47)%	(0.47)%	0.30%	0.18%	0.10%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	5.37%	12.84%	12.84%	7.55%	5.77%	6.64%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	5.32%	13.33%	13.33%	7.25%	5.58%	6.54%
Difference	0.05%	(0.49)%	(0.49)%	0.30%	0.19%	0.10%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	1.80%	9.03%	9.03%	6.33%	5.12%	6.49%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.75%	9.50%	9.50%	6.03%	4.94%	6.39%
Difference	0.05%	(0.47)%	(0.47)%	0.30%	0.18%	0.10%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	5.37%	12.84%	12.84%	7.55%	5.77%	6.64%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	5.32%	13.33%	13.33%	7.25%	5.58%	6.54%
Difference	0.05%	(0.49)%	(0.49)%	0.30%	0.19%	0.10%

Class D Share Total Return (3)	5.52%	13.52%	13.52%	8.20%	6.38%	6.99%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	5.47%	14.01%	14.01%	7.89%	6.20%	6.88%
Difference	0.05%	(0.49)%	(0.49)%	0.31%	0.18%	0.11%

Class I Share Total Return (3)	5.59%	13.80%	13.80%	8.47%	6.69%	7.39%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	5.54%	14.29%	14.29%	8.16%	6.50%	7.29%
Difference	0.05%	(0.49)%	(0.49)%	0.31%	0.19%	0.10%

Class E Share Return Total Return (3)	5.59%	13.80%	13.80%	8.47%	6.70%	7.44%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	5.54%	14.29%	14.29%	8.16%	6.52%	7.34%
Difference	0.05%	(0.49)%	(0.49)%	0.31%	0.18%	0.10%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. As of December 31, 2021, contractual rent collections are consistent with average annual collections prior to the pandemic. In addition, we are pleased to report that our retail portfolio as a whole has remained stable, and many of our customers are successfully supplementing their in-store sales with e-commerce and curbside pick-up.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and residential sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, as of December 31, 2021, we acquired 12 industrial properties, three residential properties and one grocery-anchored retail property in 2021 for an aggregate contractual purchase price of $891.1 million.

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

The table below summarizes the redemption activity for the three months ended December 31, 2021, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
October 31, 2021	562	$7.74	562	—
November 30, 2021	901	7.83	901	—
December 31, 2021 (3)	721	7.90	721	—
Total	2,184	$7.83	2,184	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in December 2021 are considered redeemed on January 1, 2022 and are not included in the table above.

For the years ended December 31, 2021 and 2020, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $67.2 million and $105.6 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

Distributions

We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Our total distributions declared during the years ended December 31, 2021, 2020 and 2019 were $65.3 million, $57.8 million and $55.3 million, respectively, which includes $23.6 million, $21.3 million and $20.7 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2021, 2020, and 2019 was $49.4 million, $41.1 million and $49.3 million, respectively. Accordingly, in certain years and certain individual quarters, total distributions were not fully funded by cash flow from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In the future, we may continue to fund monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of monthly regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our monthly cash distributions to our stockholders from a combination of our operating, investing, and financing activities, which include net proceeds of this offering, dispositions, and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

Our ability to pay distributions solely from cash flow from operations has been impacted by the expiration of certain large leases in our portfolio, current yield environment for industrial and residential assets and disposition of certain properties, which is evidenced under “Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” wherein the impact of large lease expirations to our net operating income is referenced further. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations, however we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions (all else equal) results in a net increase to NAV. Conversely, if our distributions exceed our cash flow from operations (all else equal), the net effect would result in a decrease to NAV.

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

Holders

The following tables summaries the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of March 3, 2022:

	Class T	Class S	Class D	Class I	Class E
(shares or units in thousands)	Shares	Shares	Shares	Shares	Shares	OP Units (1)
Shares or units outstanding	19,026	40,489	7,634	59,286	55,452	33,764
Number of holders of record	2,895	2,945	833	3,504	9,684	367
(1)	Includes Series 1 and 2 Class E OP Units, Class S OP Units, and Class I OP Units. The number of holders of record for OP Units represent the number of third-party investors.

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2021, our consolidated real property portfolio consisted of 67 properties, which includes two properties classified as held for sale, totaling approximately 13.6 million square feet located in 31 markets throughout the U.S.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During 2021, we raised $251.5 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $23.2 million from the sale of common stock under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to finance a portion of the sale of DST interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During 2021, we sold $292.7 million of gross interests related to the DST Program, $26.0 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, residential and industrial. The following table summarizes our real property portfolio (including properties classified as held for sale) by segment as of December 31, 2021:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	7	1,717	12.6%	$34.91	81.7%	$668,700	19.4%
Retail properties	9	24	3,032	22.3	18.62	94.7	890,700	25.8
Residential properties	5	7	2,141	15.7	27.94	92.6	907,000	26.3
Industrial properties	21	29	6,714	49.4	5.99	98.5	983,700	28.5
Total real property portfolio	31	67	13,604	100.0%	$15.25	94.6%	$3,450,100	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2021.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail). To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests) and infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored.

Real Estate Outlook

The U.S. economic environment in 2021 saw meaningful improvements over 2020, but still was impacted by the COVID-19 pandemic. Gross domestic product (GDP) continued to recover from the steep decline in the second quarter of 2020 while unemployment continues to improve. COVID variants and their impact on the consumer led to variability, but by most measures, continued growth is expected over the near term. The rate of increase in economic growth, coupled with limited labor availability has caused supply chain disruption and general inflation concerns that had not been in the forefront of investors’ minds for some time.

The recovery from the depths of the pandemic in 2020 on commercial real estate performance has been generally positive but varied dramatically across sectors. Industrial outperformed in 2021 as the pandemic accelerated many of the trends in ecommerce and logistics that drive fundamentals. Residential was another top performing sector in 2021. In particular, suburban residential outperformed urban residential driven by demographic shifts and increased demand for less dense housing outside of core central business districts. Necessity-based retail proved resilient from a valuation perspective in 2021 given the defensive nature of the sector. Many grocers and other necessity-based retailers saw strong sales, even on the heels of a strong 2020, highlighting the ability of the sector to weather economic shocks. Office sector valuations also proved relatively insulated from pandemic-induced short-term impacts, as pricing remained fairly stable over the past year, particularly for well-located assets outside central business districts, particularly those benefiting from the population shifts and strong job growth, such as sun belt locations. Investments within sectors that we do not own, such as lodging and malls, saw much more volatility in performance as recoveries stalled with new variants throughout the year and generally saw less of an improvement in operations.

The 2022 outlook for commercial real estate also varies by sector. Even with the ongoing recovery from the pandemic, we expect the trends in e-commerce and logistics that drive industrial performance to persist. E-commerce sales are forecasted to reach 30% of total retail sales by 2030, up from 11% in 2019. The recovery and rent growth in the second half of 2021 of suburban residential assets is positioned to continue in 2022 given continued demographic shifts and increased preference among renters for better affordability in less dense submarkets. The fundamentals that supported necessity-based retail performance in 2021 should support continued resilience. Personal consumption, the largest component of the GDP, increased by 7.9% in 2021 and “brick & mortar” sales grew by approximately 20%, compared to lockdown-stricken 2020. We saw this directly with increased customer traffic and sales within our necessity based, grocery-anchored retail portfolio. Lastly, suburban office is positioned to benefit from increased preference for lower density space outside of core central business districts. We expect there to be gradual shift in demand towards suburban office properties as employees prefer to work closer to home in desirable submarkets outside of major downtowns.

Despite varied expectations by sector, there are several themes impacting the broader outlook for commercial real estate in 2022. Continued economic recovery efforts could result in heightened demand across all real estate sectors. The confluence of interest rates remaining relatively low, abundant foreign and domestic capital seeking increased real estate allocations and a search for yield could support strong performance and increased real estate transaction volume throughout 2022. Lastly, we believe that continued inflation expectations should keep demand for real estate high, given real estate has historically acted as a hedge against inflation which could benefit rental rates within the assets in our portfolio.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During 2021, we completed the following activities:

●	We acquired 12 industrial properties, three residential properties and one grocery-anchored retail property comprising 3.2 million square feet for an aggregate contractual purchase price of approximately $891.1 million.
●	We sold three retail properties, one industrial property, and two office properties for net proceeds of approximately $223.8 million. We recorded a net gain on sale of approximately $77.9 million.
●	We invested $57.3 million in two unconsolidated joint venture partnerships.
●	We leased approximately 1.6 million square feet, which included 0.5 square feet of new leases and 1.1 million square feet of renewals with the majority of our net leasing activity coming from the office sector. We are currently 94.6% leased as of December 31, 2021, as compared to 93.1% as of December 31, 2020.
●	We closed on a recast of our unsecured credit facility for total commitments of $1.5 billion consisting of a $700 million revolving credit facility and two $400 million term loans, increasing our overall weighted-average debt maturity from 2.5 years as of December 31, 2020 to 4.9 years as of December 31, 2021 and decreasing our overall weighted-average interest rate from 3.04% as of December 31, 2020 to 2.78% as of December 31, 2021.
●	We increased our leverage ratio from 36.6% as of December 31, 2020 to 37.6% as of December 31, 2021. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised $251.5 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $23.2 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $292.7 million of gross capital through private placement offerings by selling DST Interests, $26.0 million of which were financed by DST Program Loans.
●	We redeemed 8.8 million shares of common stock at a weighted-average purchase price of $7.65 per share for an aggregate amount of $67.2 million.

Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table summarizes our results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in the joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of unconsolidated joint venture partnership(s) on the consolidated statements of operations. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the periods presented below include 40 properties totaling 7.3 million square feet owned as of January 1, 2020, which portfolio represented 53.7% of total rentable square feet as of December 31, 2021.

	For the Year Ended
	December 31,		Change
($ in thousands, except per square foot data)	2021	2020	$	%
Rental revenues:
Same store properties	$156,643	$152,819	$3,824	2.5%
Non-same store properties	52,533	31,426	21,107	67.2
Total rental revenues	209,176	184,245	24,931	13.5
Rental expenses:
Same store properties	(53,086)	(52,836)	(250)	(0.5)
Non-same store properties	(16,687)	(9,542)	(7,145)	(74.9)
Total rental expenses	(69,773)	(62,378)	(7,395)	(11.9)
Net operating income:
Same store properties	103,557	99,983	3,574	3.6
Non-same store properties	35,846	21,884	13,962	63.8
Total net operating income	139,403	121,867	17,536	14.4
Other income and (expenses):
Debt-related income	9,174	2,347	6,827	NM
Real estate-related depreciation and amortization	(74,415)	(62,923)	(11,492)	(18.3)
General and administrative expenses	(8,797)	(7,548)	(1,249)	(16.5)
Advisory fees, related party	(21,433)	(17,211)	(4,222)	(24.5)
Performance participation allocation	(15,327)	(4,608)	(10,719)	NM
Acquisition costs and reimbursements	(2,636)	(1,108)	(1,528)	NM
Litigation expense	—	(2,500)	2,500	100.0
Impairment of real estate property	(758)	—	(758)	NM
Equity in (income) loss from unconsolidated joint venture partnerships	114	—	114	NM
Interest expense	(70,494)	(58,747)	(11,747)	(20.0)
Gain on sale of real estate property	77,857	13,335	64,522	NM
Other income	1,852	1,037	815	78.6
Total other (expenses) income	(104,863)	(137,926)	33,063	24.0
Net income (loss)	34,540	(16,059)	50,599	NM
Net (income) loss attributable to redeemable noncontrolling interests	(221)	54	(275)	NM
Net (income) loss attributable to noncontrolling interests	(3,565)	1,091	(4,656)	NM
Net income (loss) attributable to common stockholders	$30,754	$(14,914)	$45,668	NM
Same store supplemental data:
Same store average percentage leased	91.9%	90.3%
Same store average annualized base rent per square foot	$18.61	$18.42

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $24.9 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over this period. For the year ended December 31, 2021, non-same store rental revenues reflect the addition of 27 properties we have acquired since January 1, 2020. Same store rental revenues for the year ended December 31, 2021 increased by $3.8 million, or 2.5%, as compared to the same period in 2020, primarily driven by a termination fee received at our Bala Pointe office property and increased occupancy at certain of our office, retail, and residential properties in 2021.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,		Change
(in thousands)	2021	2020	$	%
Rental income	$200,237	$175,542	$24,695	14.1%
Straight-line rent	5,849	5,539	310	5.6
Amortization of above- and below-market intangibles	3,090	3,164	(74)	(2.3)
Total rental revenues	$209,176	$184,245	$24,931	13.5%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $7.4 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an increase in non-same store expenses, which was attributable to the significant growth in our portfolio since January 1, 2020, partially offset by our dispositions in 2021. Same store rental expenses for the year ended December 31, 2021 remained consistent with same store rental expenses in the same period in 2020.

The following table presents the various components of our rental expenses:

	For the Year Ended
	December 31,		Change
(in thousands)	2021	2020	$	%
Real estate taxes	$27,815	$24,381	$3,434	14.1%
Repairs and maintenance	18,589	16,362	2,227	13.6
Utilities	7,166	5,970	1,196	20.0
Property management fees	5,062	4,318	744	17.2
Insurance	2,531	1,907	624	32.7
Other	8,610	9,440	(830)	(8.8)
Total rental expenses	$69,773	$62,378	$7,395	11.9%

Other Income and Expenses. The net amount of other expenses decreased by $33.1 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily as a result of (i) larger gains on 2021 dispositions; (ii) increased interest income earned on debt-related investments in 2021; and (iii) litigation expense incurred during 2020. These drivers were partially offset by (i) an increase in interest expense driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program; (ii) an increase in real estate-related depreciation and amortization driven by our net acquisition activity and lease termination amortization; and (iii) an increase in base advisory fees, driven by an increase in NAV, and an increase in performance participation allocation, driven by the performance of our portfolio.

Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021, which is incorporated herein by reference, for a comparison of our results of operations for the year ended December 31, 2020 and December 31, 2019.

Segment Summary for the Years Ended December 31, 2021 and 2020

Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, residential and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 18 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance.

See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated properties by segment:

	For the Year Ended
	December 31,		Change
($ in thousands, except per square foot data)	2021	2020	$	%
Rental revenues:
Office	$58,948	$56,577	$2,371	4.2%
Retail	60,406	61,088	(682)	(1.1)
Residential	20,951	19,344	1,607	8.3
Industrial	16,338	15,810	528	3.3
Total same store rental revenues	156,643	152,819	3,824	2.5
Non-same store properties	52,533	31,426	21,107	67.2
Total rental revenues	$209,176	$184,245	$24,931	13.5%
NOI:
Office	$33,503	$31,029	$2,474	8.0%
Retail	45,905	46,591	(686)	(1.5)
Residential	11,931	10,301	1,630	15.8
Industrial	12,218	12,062	156	1.3
Total same store NOI	103,557	99,983	3,574	3.6
Non-same store properties	35,846	21,884	13,962	63.8
Total NOI	$139,403	$121,867	$17,536	14.4%
Same store average percentage leased:
Office	79.4%	76.5%
Retail	92.9	91.9
Residential	94.3	88.7
Industrial	99.5	99.8
Same store average annualized base rent per square foot:
Office	$33.76	$34.29
Retail	19.30	19.31
Residential	25.29	23.88
Industrial	5.51	5.36

Office Segment. Our office segment same store NOI increased by approximately $2.5 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to a termination fee received at our Bala Pointe property and increased occupancy at our 3 Second Street property.

Retail Segment. Our retail segment same store NOI decreased by approximately $0.7 million for the year ended December 31, 2021 compared to the same period in 2020, primarily due to reduced occupancy at our 270 Center property in 2021 while completing the tenant improvements for a grocery tenant lease that commences in the first quarter of 2022, partially offset by increased deferred rent charges at Chester in 2021.

Residential Segment. Our residential segment same store NOI increased by approximately $1.6 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to increased occupancy and reduced rent concessions at certain of our residential properties during the second half of 2021.

Industrial Segment. Our industrial segment same store NOI increased by approximately $0.2 million for the year ended December 31, 2021 compared to the same period in 2020 primarily due to increased recovery revenue at certain of our industrial properties in 2021.

Segment Summary for the Years Ended December 31, 2020 and 2019

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021, which is incorporated herein by reference, for a comparison of our segments for the year ended December 31, 2020 and December 31, 2019.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations - Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020” above for a reconciliation of our GAAP net income (loss) to NOI for the years ended December 31, 2021 and 2020.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
GAAP net income (loss) attributable to common stockholders	$30,754	$(14,914)	$142,551
GAAP net income (loss) per common share—basic and diluted	$0.20	$(0.10)	$1.04
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$30,754	$(14,914)	$142,551
Real estate-related depreciation and amortization	74,415	62,923	57,342
Impairment of real estate property	758	—	113
Gain on sale of real estate property	(77,857)	(13,335)	(160,537)
Noncontrolling interests’ share of net income (loss)	3,565	(1,091)	10,726
Redeemable noncontrolling interests' share of net income (loss)	221	(54)	—
Noncontrolling interests’ share of NAREIT FFO	(3,262)	(2,462)	(3,565)
Redeemable noncontrolling interests' share of NAREIT FFO	(207)	(110)	—
NAREIT FFO attributable to common stockholders—basic	28,387	30,957	46,630
NAREIT FFO attributable to noncontrolling interests	3,469	2,572	3,565
NAREIT FFO	$31,856	$33,529	$50,195
Weighted-average shares outstanding—basic	154,767	142,268	136,925
Weighted-average shares outstanding—diluted	174,330	154,052	147,316
NAREIT FFO per common share—basic and diluted	$0.18	$0.22	$0.34

See “Results of Operations” above for further detail.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2021, we had approximately $1.6 million of borrowings, including scheduled amortization payments, and $32.3 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. We expect to be able to repay our principal obligations over the next 12 months and beyond through operating cash flows, refinancings and/or disposition proceeds.

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

As of December 31, 2021, contractual rent collections are consistent with average annual collections prior to the pandemic. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of December 31, 2021, our financial position was strong with 37.6% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.6% leased as of December 31, 2021 and is diversified across 67 properties totaling 13.6 million square feet across 31 geographic markets. Our properties contain a diverse roster of 457 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 28.5% industrial, 26.3% residential, 25.8% retail, which is primarily grocery-anchored, and 19.4% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2021	2020	$ Change
Total cash provided by (used in):
Operating activities	$49,390	$41,128	$8,262
Investing activities	(706,708)	(420,256)	(286,452)
Financing activities	649,936	293,080	356,856
Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,382)	$(86,048)	$78,666

2021 Cash Flows Compared to 2020 Cash Flows

Net cash provided by operating activities increased by approximately $8.3 million for the year ended December 31, 2021, compared to the same period in 2020, primarily due to net acquisition activity, which was partially offset by an increase in interest expense due to our increasing rent obligations resulting from our DST Program.

Net cash used in investing activities increased by approximately $286.5 million for the year ended December 31, 2021, primarily due to (i) an increase in acquisition activity of $416.5 million; and (ii) our acquisition of minority ownership interests in two joint venture partnerships for an aggregate investment of $57.3 million. These were partially offset by an increase in net disposition proceeds of $196.4 million received in 2021 related to the sale of three retail properties, one industrial property, and two office properties, as compared to the sale of one retail outparcel during the corresponding period in.

Net cash provided by financing activities increased by approximately $356.9 million for the year ended December 31, 2021, primarily due to (i) an increase in our net borrowing activity of $181.0 under our line of credit and our new mortgage notes; (ii) a $146.8 million increase in the amount of net capital raised through our public offerings, net of offering costs paid; and (iii) a decrease in redemptions of $38.4 million during the year ended December 31, 2021 as compared to the same period in 2020.

2020 Cash Flows Compared to 2019 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021, which is incorporated herein by reference, for a comparison of our cash flows for the year ended December 31, 2020 and December 31, 2019.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2021, we had an aggregate of $1.5 billion of commitments under our unsecured credit agreement, including $700.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $256.0 million outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 2.58%, which includes the effect of the interest rate swap agreements related to $500.0 million in borrowings under our term loans.

As of December 31, 2021, the unused and available portions under our line of credit were $444.0 million and $327.8 million, respectively. Our $700.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023. As of December 31, 2021, our line of credit, term loans and floating-rate mortgage notes are our only consolidated indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of December 31, 2021, we had property-level borrowings of approximately $589.6 million outstanding with a weighted-average remaining term of approximately 5.3 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.06%. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of December 31, 2021.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 37.6% as of December 31, 2021. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future.

Future Minimum Lease Payments Related to the DST Program. As of December 31, 2021, we had $617.9 million of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 20 years.

Offering Proceeds. For the year ended December 31, 2021, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $274.7 million ($262.4 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
(in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$41,727	63.9%	$36,470	63.1%
Reinvested in shares	23,595	36.1	21,305	36.9
Total	$65,322	100.0%	$57,775	100.0%
Sources of Cash Distributions
Cash flows from operating activities	$41,727	100.0%	$36,470	100.0%
Borrowings	—	—	—	—
Total	$41,727	100.0%	$36,470	100.0%

(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares. See “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.

For the years ended December 31, 2021 and 2020, our FFO was $31.9 million, or 48.8% of our total distributions, and $33.5 million, or 58.0% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2021, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except for per share data)	2021	2020	2019
Number of shares requested for redemption or repurchase	8,784	14,071	16,413
Number of shares redeemed or repurchased	8,784	14,071	16,413
% of shares requested that were redeemed or repurchased	100.0%	100.0%	100.0%
Average redemption or repurchase price per share	$7.65	$7.50	$7.35

For the years ended December 31, 2021 and 2020, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $67.2 million and $105.6 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings. In addition, refer to “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.

SUBSEQUENT EVENTS

See “Note 19 to the Consolidated Financial Statements” for information regarding subsequent events.

INFLATION

Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not paid or reimbursed by our customers. Substantially all of our commercial leases provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be offset in part or in full by the contractual rent increases and operating expense reimbursement provisions or escalations. Our residential leases typically have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by adjusting rental rates on our residential leases.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2021, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of December 31, 2021, our fixed interest rate debt consisted of $382.0 million under our mortgage notes and $500.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 64.4% of our total consolidated debt as of December 31, 2021. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $892.9 million and $882.0 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2021. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2021, our consolidated variable interest rate debt consisted of $256.0 million of borrowings under our line of credit, $25.0 million of borrowings under our term loans, and $207.6 million under our mortgage notes, which represented 35.6% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of December 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $488.6 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2021, would increase our annual interest expense by approximately $1.2 million.

Derivative Instruments. As of December 31, 2021, we had 15 outstanding derivative instruments with a total notional amount of $707.6 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate caps and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Real Estate Income Trust Inc. (formerly known as Black Creek Diversified Property Fund Inc.) and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Assessment of the estimated fair value of certain acquired tangible and intangible assets and liabilities

As described in Notes 2 and 3, the Company acquired $904.7 million of real estate properties during 2021 that were accounted for as asset acquisitions. Upon an asset acquisition, the purchase price is allocated to land, building, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

We identified the evaluation of the estimated fair value of certain acquired tangible and intangible lease assets and liabilities in asset acquisitions, as a critical audit matter. The tangible assets include land, buildings, and building improvements. Specifically, subjective auditor judgment was required to evaluate the assumptions used in the Company’s determination of the estimated fair value, which included (1) comparable land sales, (2) estimated replacement costs of buildings, (3) building improvements, (4) market rental rates, (5) market rental growth rates, (6) market leasing commissions, and (7) discount rates.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated fair value of certain acquired tangible and intangible lease assets and liabilities by independently developing ranges of (1) comparable land sales, (2) estimated replacement costs of buildings, (3) building improvements, (4) market rental rates, (5) market growth rates, (6) market leasing commissions, and (7) discount rates using publicly available market data and historical experience, and compared those amounts to the amounts determined by management.

Assessment of the expected hold periods for investments in real estate properties

As described in Note 3, the Company had $2.6 billion of net investment in real estate properties as of December 31, 2021. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.

We identified the assessment of the expected hold periods for investments in real estate properties as a critical audit matter. A high degree of subjective auditor judgment was required in assessing the events or changes in circumstances used by the Company to evaluate the expected hold periods for investments in real estate assets.

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

Denver, Colorado

March 11, 2022

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Net investment in real estate properties	$2,589,826	$1,954,573
Investment in unconsolidated joint venture partnerships	57,425	—
Debt-related investments, net	105,752	49,628
Cash and cash equivalents	10,605	11,266
Restricted cash	3,747	10,468
DST Program Loans	62,123	45,229
Other assets	56,397	40,396
Assets held for sale	105,096	—
Total assets	$2,990,971	$2,111,560
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$38,182	$35,763
Debt, net	1,363,234	965,305
Intangible lease liabilities, net	47,499	40,457
Financing obligations, net	661,075	502,533
Other liabilities	89,817	65,813
Liabilities related to assets held for sale	5,744	—
Total liabilities	2,205,551	1,609,871
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	8,994	3,798
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class E common stock, $0.01 par value—500,000 shares authorized, 56,328 shares and 60,873 shares issued and outstanding, respectively	563	609
Class T common stock, $0.01 par value—500,000 shares authorized, 16,425 shares and 9,831 shares issued and outstanding, respectively	164	98
Class S common stock, $0.01 par value—500,000 shares authorized, 35,757 shares and 23,516 shares issued and outstanding, respectively	358	235
Class D common stock, $0.01 par value—500,000 shares authorized, 6,749 shares and 4,098 shares issued and outstanding, respectively	67	41
Class I common stock, $0.01 par value—500,000 shares authorized, 54,406 shares and 44,723 shares issued and outstanding, respectively	544	447
Additional paid-in capital	1,457,296	1,269,146
Distributions in excess of earnings	(865,844)	(841,496)
Accumulated other comprehensive loss	(13,418)	(27,431)
Total stockholders’ equity	579,730	401,649
Noncontrolling interests	196,696	96,242
Total equity	776,426	497,891
Total liabilities and equity	$2,990,971	$2,111,560

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenues:
Rental revenues	$209,176	$184,245	$184,441
Debt-related income	9,174	2,347	227
Total revenues	218,350	186,592	184,668
Operating expenses:
Rental expenses	69,773	62,378	61,060
Real estate-related depreciation and amortization	74,415	62,923	57,342
General and administrative expenses	8,797	7,548	7,894
Advisory fees	21,433	17,211	13,637
Performance participation allocation	15,327	4,608	3,776
Acquisition costs and reimbursements	2,636	1,108	1,091
Litigation expense	—	2,500	—
Impairment of real estate property	758	—	113
Total operating expenses	193,139	158,276	144,913
Other expenses (income):
Equity in income from unconsolidated joint venture partnerships	(114)	—	—
Interest expense	70,494	58,747	48,170
Gain on sale of real estate property	(77,857)	(13,335)	(160,537)
Gain on extinguishment of debt and financing commitments, net	—	—	(1,002)
Other income	(1,852)	(1,037)	(153)
Total other expenses (income)	(9,329)	44,375	(113,522)
Net income (loss)	34,540	(16,059)	153,277
Net (income) loss attributable to redeemable noncontrolling interests	(221)	54	—
Net (income) loss attributable to noncontrolling interests	(3,565)	1,091	(10,726)
Net income (loss) attributable to common stockholders	$30,754	$(14,914)	$142,551
Weighted-average shares outstanding—basic	154,767	142,268	136,925
Weighted-average shares outstanding—diluted	174,330	154,052	147,316
Net income (loss) attributable to common stockholders per common share—basic and diluted	$0.20	$(0.10)	$1.04

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$34,540	$(16,059)	$153,277
Net unrealized loss from available-for-sale securities	—	—	(100)
Change from cash flow hedging derivatives	15,897	(13,842)	(16,315)
Comprehensive income (loss)	50,437	(29,901)	136,862
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(324)	99	—
Comprehensive (income) loss attributable to noncontrolling interests	(5,346)	2,119	(9,495)
Comprehensive income (loss) attributable to common stockholders	$44,767	$(27,683)	$127,367

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling		Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests		Equity
Balance as of December 31, 2018	130,852	$1,309	$1,199,736	$(867,849)	$522		$77,295	$411,013
Net income	—	—	—	142,551	—		10,726	153,277
Net unrealized loss from available-for-sale securities	—	—	—	—	(100)		—	(100)
Unrealized loss from derivative instruments	—	—	—	—	(15,084)		(1,231)	(16,315)
Issuance of common stock, net of offering costs	25,955	260	177,519	—	—		—	177,779
Share-based compensation, net of forfeitures	86	1	636	—	—		—	637
Redemptions of common stock	(16,413)	(165)	(120,415)	—	—		—	(120,580)
Amortization of share-based compensation	—	—	(111)	—	—		—	(111)
Distributions declared on common stock and noncontrolling interests, net of distribution fees	—	—	—	(49,961)	—		(3,913)	(53,874)
Redemptions of noncontrolling interests	—	—	(218)	—	—		(1,220)	(1,438)
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)		$81,657	$550,288
Net loss (excluding $54 attributable to redeemable noncontrolling interest)	—	—	—	(14,914)	—		(1,091)	(16,005)
Unrealized loss from derivative instruments (excluding $45 attributable to redeemable noncontrolling interest)	—	—	—	—	(12,769)		(1,028)	(13,797)
Issuance of common stock, net of offering costs	16,612	166	118,207	—	—		—	118,373
Share-based compensation, net of forfeitures	20	—	150	—	—		—	150
Redemptions of common stock	(14,071)	(141)	(105,447)	—	—		—	(105,588)
Amortization of share-based compensation	—	—	110	—	—	`	—	110
Issuances of OP Units for DST Interests	—	—	—	—	—		28,266	28,266
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $189 attributable to redeemable noncontrolling interest)	—	—	—	(51,323)	—		(4,241)	(55,564)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(310)	—	—		—	(310)
Redemptions of noncontrolling interests	—	—	(711)	—	—		(7,321)	(8,032)
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)		$96,242	$497,891
Net income (excluding $221 attributable to redeemable noncontrolling interest)	—	—	—	30,754	—		3,565	34,319
Unrealized gain from derivative instruments (excluding $103 attributable to redeemable noncontrolling interest)	—	—	—	—	14,013		1,781	15,794
Issuance of common stock, net of offering costs	35,379	354	259,175	—	—		—	259,529
Share-based compensation, net of forfeitures	29	—	217	—	—		—	217
Redemptions of common stock	(8,784)	(88)	(67,146)	—	—		—	(67,234)
Amortization of share-based compensation	—	—	(22)	—	—	`	—	(22)
Contributions of noncontrolling interests	—	—	—	—	—		107,480	107,480
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $418 attributable to redeemable noncontrolling interest)	—	—	(2,886)	(55,102)	—		(6,916)	(64,904)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(682)	—	—		—	(682)
Redemptions of noncontrolling interests	—	—	(506)	—	—		(5,456)	(5,962)
Balance as of December 31, 2021	169,665	$1,696	$1,457,296	$(865,844)	$(13,418)		$196,696	$776,426

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Operating activities:
Net income (loss)	$34,540	$(16,059)	$153,277
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	74,415	62,923	57,342
Straight-line rent and amortization of above- and below-market leases	(8,939)	(8,703)	(11,026)
Gain on sale of real estate property	(77,857)	(13,335)	(160,537)
Impairment of real estate property	758	—	113
Gain on extinguishment of debt and financing commitments, net	—	—	(1,002)
Amortization of debt and financing obligation costs	13,373	9,775	6,749
Other	939	2,198	1,034
Changes in operating assets and liabilities	12,161	4,329	3,398
Net cash provided by operating activities	49,390	41,128	49,348
Investing activities:
Real estate acquisitions	(774,335)	(357,815)	(396,901)
Capital expenditures	(36,899)	(41,092)	(45,217)
Proceeds from disposition of real estate property	223,791	27,372	341,677
Principal collections on debt-related investments	2,405	173	8,104
Investment in unconsolidated joint venture partnerships	(57,310)	—	—
Investment in debt-related investments	(58,291)	(45,539)	—
Other	(6,069)	(3,355)	(574)
Net cash used in investing activities	(706,708)	(420,256)	(92,911)
Financing activities:
Proceeds from mortgage notes	195,600	—	62,000
Repayments of mortgage notes	(60,653)	(3,036)	(35,075)
Net proceeds (repayments) of line of credit	150,000	106,000	(131,000)
Proceeds from term loan	—	—	50,000
Redemptions of common stock	(67,234)	(105,588)	(120,580)
Distributions paid to common stockholders	(31,201)	(30,010)	(29,117)
Proceeds from issuance of common stock	251,527	104,703	172,309
Proceeds from financing obligations, net	253,959	251,671	194,778
Offering costs for issuance of common stock and private placements	(11,549)	(9,635)	(12,186)
Distributions paid to noncontrolling interest holders and redeemable noncontrolling interest holders	(6,624)	(4,335)	(3,913)
Redemption of noncontrolling interests	(5,962)	(8,032)	(1,438)
Deferred financing costs paid	(17,927)	(8,658)	(12,676)
Other	—	—	1,205
Net cash provided by financing activities	649,936	293,080	134,307
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,382)	(86,048)	90,744
Cash, cash equivalents and restricted cash, at beginning of period	21,734	107,782	17,038
Cash, cash equivalents and restricted cash, at end of period	$14,352	$21,734	$107,782

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company”, “we,” “our” or “us” refers to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries.

Ares Real Estate Income Trust Inc. is a Maryland corporation formed on April 11, 2005. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, Black Creek Diversified Property Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. See “Note 13” for additional information regarding this transaction. References to the “Advisor” throughout this report mean Black Creek Diversified Property Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter.

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail). To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests) and infrastructure, to create a diversified blend of current income and long-term value appreciation. As of December 31, 2021, our consolidated real property portfolio consisted of 67 properties. We operate four reportable segments: retail, office, residential, and industrial. As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable. See “Note 18” for information regarding the financial results by segment.

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

We are currently offering shares pursuant to a public offering and intend to operate as a perpetual-life REIT, which means that we intend to offer shares continuously through our ongoing primary offerings and our distribution reinvestment plan. See “Note 10” for detail regarding our public offerings.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ares Real Estate Income Trust Inc., the Operating Partnership, their wholly-owned subsidiaries, including a taxable REIT subsidiary, and their consolidated joint ventures, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

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

We consolidate all entities in which we have a controlling financial interest through majority ownership or voting rights and variable interest entities whereby we are the primary beneficiary. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when we control the entity through a majority voting interest or other means. When the requirements for consolidation are not met and we have significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments are initially recorded at cost and subsequently adjusted for our pro-rata share of net income, contributions and distributions.

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

Reclassifications

Certain items in our consolidated balance sheet as of December 31, 2020 and in our consolidated statements of operations for the years ended December 31, 2019 and 2020 have been reclassified to conform to the 2021 presentation. Our accrued performance participation allocation has been reclassified from accounts payable and accrued expenses to other liabilities in our consolidated balance sheets. Additionally, acquisition costs and reimbursements have been reclassified from general and administrative expenses to be shown separately on one line item on the consolidated statements of operations.

Investment in Real Estate Properties

We first determine whether an acquisition constitutes a business or asset acquisition. Upon either a business or asset acquisition, the purchase price of a property is allocated to land, building and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. See “Note 3” for additional information regarding debt assumed in connection with our 2021 and 2020 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Transaction costs associated with business combinations are expensed as they are incurred. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.

The results of operations for acquired businesses and properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date. During the years ended December 31, 2021, 2020 and 2019, we recorded $0.9 million, $2.6 million and $2.0 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.

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

Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as describe in the following table:

Land	Not depreciated
Building	20-40 years
Building and land improvements	10-40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

Certain of our investments in real estate are subject to a ground lease, for which a lease liability and corresponding right of use asset were recognized. We calculate the amount of the lease liability and right of use asset by taking the present value of the remaining lease payments, and adjusting the right of use asset for any existing straight-line ground rent liability and acquired ground lease intangibles. An estimated incremental borrowing rate of a loan with a similar term as the ground lease was used as the discount rate. The lease liability is included as a component of other liabilities, and the related right of use asset is recorded as a component of net investments in real estate properties on our consolidated balance sheets. The amortization of the below-market ground lease is recorded as an adjustment to real estate-related depreciation and amortization on our consolidated statements of operations.

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. Refer to “Note 3” for detail regarding the non-cash impairment charges recorded during the years ended December 31, 2021 and 2019. There were no impairment charges during the year ended December 31, 2020.

Investment in Unconsolidated Joint Venture Partnerships

We analyze our investment in an unconsolidated joint venture under GAAP to determine if the joint venture is a VIE and whether the requisite substantial participating rights described in the GAAP are held by the partners not affiliated with the us. If the joint venture is not a VIE and the partners not affiliated with us hold substantial participating rights, we account for our investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect our proportionate share of equity in the joint venture’s net (income) loss, distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investment in unconsolidated joint venture partnerships on our consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in equity in (income) loss of unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of our unconsolidated joint venture partnerships (if applicable) is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investment in unconsolidated joint venture partnerships for the year ended December 31, 2021.

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

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing, including costs associated with financing obligations. These fees and costs are amortized to interest expense over the expected terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date. Accumulated amortization of deferred financing costs was approximately $13.0 million and $13.9 million as of December 31, 2021 and 2020, respectively. Our interest expense for the years ended December 31, 2021, 2020 and 2019 included $13.6 million, $10.0 million and $6.9 million, respectively, of amortization of financing costs.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T, Class S and Class D shares. As of the balance sheet date, we accrue for: (i) the monthly amount payable, and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 13” for additional information regarding when distribution fees become payable.

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

For consolidated joint venture partnerships, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in noncontrolling interests as equity. The noncontrolling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

Redeemable Noncontrolling Interest

The Former Sponsor held, directly or indirectly, partnership units in the Operating Partnership (“OP Units”), which were issued as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the advisory agreement (the “Advisory Agreement”) by and among us, the Operating Partnership and   the Advisor. Subsequent to the Transaction (as defined in “Note 13”), the Former Sponsor transferred these OP Units to its members or their affiliate. We have classified these OP Units as redeemable noncontrolling interest in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the operating partnership agreement, the limited partners who hold these OP Units have the ability to transfer or redeem its OP units at any time. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP units at the end of each measurement period. See “Note 11” for additional information regarding redeemable noncontrolling interests.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable, we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. We analyze accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of the current novel coronavirus (COVID-19) pandemic on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of December 31, 2021, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the consolidated financial statements. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2021 and 2020, our allowance for doubtful accounts was approximately $0.6 million and $1.1 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of OP Units. See “Note 14” for additional information regarding net income (loss) per share.

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

As our revenues predominately consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2021, no customers represented more than 10.0% of our total annualized base rent.

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We adopted this standard as of the reporting period beginning January 1, 2021. The adoption did not have a material effect on our consolidated financial statements.

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

3. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 4” for detail relating to our real estate properties held for sale:

	As of December 31,
(in thousands)	2021	2020
Land	$583,728	$476,442
Buildings and improvements	2,180,358	1,689,474
Intangible lease assets	284,128	289,762
Right of use asset	13,637	—
Investment in real estate properties	3,061,851	2,455,678
Accumulated depreciation and amortization	(472,025)	(501,105)
Net investment in real estate properties	$2,589,826	$1,954,573

Acquisitions

During the years ended December 31, 2021 and 2020, we acquired 100% of the following properties through asset acquisitions, except as noted below:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Radar Distribution Center	Industrial	3/31/2021	$49,168
Intermountain Space Center	Industrial	6/30/2021	61,057
Airway Industrial Park	Industrial	7/9/2021	24,356
Greenwood Business Center	Industrial	8/2/2021	16,888
25 Linden Industrial Center	Industrial	8/31/2021	17,146
Little Orchard Business Park	Industrial	9/8/2021	96,559
Tustin Business Center	Industrial	9/22/2021	33,285
Campus Drive IC	Industrial	10/7/2021	6,652
Long Island Logistics Center	Industrial	12/9/2021	20,001
Phoenix IC	Industrial	12/13/2021	17,604
Tempe IC	Industrial	12/13/2021	28,347
Las Vegas IC	Industrial	12/13/2021	8,809
Barrow Crossing	Retail	6/22/2021	50,205
oLiv Tucson (2)	Residential	10/20/2021	124,219
Arabelle Clearwater	Residential	11/30/2021	116,352
Arabelle Riverwalk (3)	Residential	12/28/2021	234,050
Total 2021 acquisitions			$904,698
2020 Acquisitions:
Village at Lee Branch	Retail	1/29/2020	$41,665
Railhead DC (4)	Industrial	2/4/2020	19,295
Tri-County DC II B	Industrial	2/14/2020	2,884
Sterling IC	Industrial	3/25/2020	5,118
Clayton Commerce Center	Industrial	6/26/2020	59,289
Bay Area Commerce Center	Industrial	8/27/2020	48,807
Air Tech DC (5)	Industrial	10/16/2020	18,709
East Columbia IC	Industrial	12/2/2020	14,914
Plainfield LC	Industrial	12/16/2020	19,428
395 LC	Industrial	12/21/2020	68,270
The Palms	Residential	11/3/2020	79,212
Total 2020 acquisitions			$377,591
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
(2)	We acquired a 97.5% interest in this property. As part of the transaction, we assumed a ground lease with 97 years remaining and four 25 year extension options, which resulted in a $13.6 million right of use asset and a $4.4 million lease liability associated with the ground lease upon completion of the transaction.
(3)	Includes debt assumed at fair value as of the acquisition date of $125.9 million, with a principal amount of $117.1 million.
(4)	Includes debt assumed at fair value as of the acquisition date of $9.8 million, with a principal amount of $9.2 million.
(5)	Includes debt assumed at fair value as of the acquisition date of $3.6 million, with a principal amount of $3.4 million.

During the years ended December 31, 2021 and 2020, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

	As of December 31,
($ in thousands)	2021	2020
Land	$166,310	$64,517
Building	703,597	287,762
Intangible lease assets	39,270	26,144
Above-market lease assets	1,392	2,102
Right of use asset (1)	13,637	—
Lease liability (1)	(4,440)	—
Below-market lease liabilities	(15,068)	(2,934)
Total purchase price (2)	$904,698	$377,591
(1)	Right of use asset and lease liability are related to the ground lease entered into as part of the oLiv Tucson transaction.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2021 and 2020, as of the respective date of each acquisition, were 7.7 years and 9.2 years, respectively.

Dispositions

During the year ended December 31, 2021, we sold three retail properties, one industrial property, and two office properties for net proceeds of approximately $223.8 million. We recorded a net gain on sale of approximately $77.9 million.

During the year ended December 31, 2020, we sold one retail property and one retail outparcel for net proceeds of approximately $27.4 million. We recorded a net gain on sale of approximately $13.3 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, excluding properties classified as held for sale, as of December 31, 2021 and 2020 include the following:

	As of December 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$261,401	$(186,820)	$74,581	$266,242	$(214,055)	$52,187
Above-market lease assets	22,727	(19,507)	3,220	23,520	(21,216)	2,304
Below-market lease liabilities	(80,206)	32,707	(47,499)	(79,891)	39,434	(40,457)

The following table details the estimated net amortization of such intangible lease assets and liabilities, excluding properties classified as held for sale, as of December 31, 2021, for the next five years and thereafter:

	As of December 31, 2021
(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Intangible lease assets	$20,877	$13,465	$10,269	$8,575	$6,854	$14,541	$74,581
Above-market lease assets	565	553	525	415	352	810	3,220
Below-market lease liabilities	(4,153)	(3,982)	(3,619)	(3,441)	(3,199)	(29,105)	(47,499)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Increase (decrease) to rental revenue:
Straight-line rent adjustments (1)	$5,849	$5,539	$7,776
Above-market lease amortization	(469)	(357)	(792)
Below-market lease amortization	3,559	3,521	4,042
Real estate-related depreciation and amortization:
Depreciation expense	$59,766	$47,629	$40,824
Intangible lease asset amortization	14,649	15,294	16,518
(1)	The straight-line rent adjustment amount for the years ended December 31, 2021 and 2019 included $2.5 million and $6.1 million, respectively, related to early lease termination payments that were recognized to rental revenues on a straight-line basis over the remaining term of the respective lease. There was no straight-line rent adjustments related to early lease termination fees for the year ended December 31, 2020.

Future Minimum Rentals

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial customers under the terms of non-cancelable operating leases in effect as of December 31, 2021, excluding rental revenues from the potential renewal or replacement of existing leases and excluding rental revenues from properties classified as held for sale, were as follows for the next five years and thereafter:

As of December 31,
(in thousands)	2021
Year 1	$128,671
Year 2	119,272
Year 3	103,502
Year 4	90,453
Year 5	74,651
Thereafter	233,682
Total	$750,231

Leases for our residential customers are generally 12 months or less and are therefore excluded from the table above.

Real Estate Property Impairment

During the year ended December 31, 2021, we recorded non-cash impairment charges of $0.8 million related to a retail property located in the Manomet, Massachusetts market, which was disposed of in March 2021. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment.

There were no impairment charges recorded during the year ended December 31, 2020.

During the year ended December 31, 2019, we recorded an incremental impairment of $0.1 million due to additional costs incurred which related to the retail property located in the Holbrook, Massachusetts market that had been previously impaired during 2018.

We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See “Note 2” for further discussion of the fair value hierarchy.

4. ASSETS HELD FOR SALE

We classify a property as held for sale when certain criteria are met, in accordance with GAAP. Assets classified as held for sale are expected to be sold to a third party. At such time the property meets the held for sale criteria, the respective assets and liabilities are presented separately in the consolidated balance sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.

As of December 31, 2021, we had one retail property (Bandera Road) and one office property (1st Avenue) that met the criteria to be classified as held for sale. The following table summarizes the amounts held for sale as of December 31, 2021. Both properties were subsequently sold in the first quarter of 2022.

	As of
(in thousands)	December 31, 2021	December 31, 2020
Net investment in real estate properties	$101,690	$—
Other Assets	3,406	—
Assets held for sale	$105,096	$—
Accounts payable and accrued expenses	$3,172	$—
Intangible lease liabilities, net	995
Other liabilities	1,577	—
Liabilities related to assets held for sale	$5,744	$—

5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

On November 30, 2021, we acquired interests in two joint venture partnerships, Pathfinder Core AREIT JV NNN Holdings, LLC (“Net Lease JV I”) and Pathfinder Core AREIT Net Lease Aggregator LLC (“Net Lease JV II”), for purposes of investing in properties across the U.S. with triple net lease agreements. On December 21, 2021, we also acquired interests in another joint venture partnership, AREIT-McDowell Vue Parent LLC (“Vue 1400 JV”), with third party investors for purposes of acquiring a 316 unit residential property in West Palm Beach, Florida. We record our investments in these joint venture partnerships under the equity method on our consolidated balance sheets as we have the ability to exercise significant influence in each partnership but do not have control of the entities.

The following table summarizes our investments in unconsolidated joint venture partnerships as of December 31, 2021:

			Investment in
		Ownership	Unconsolidated Joint
($ in thousands)	Segment	Percentage	Venture Partnership
Vue 1400 JV	Residential	85%	$26,117
Net Lease JV I	Net Lease	50%	16,267
Net Lease JV II	Net Lease	50%	15,041
Total investment in unconsolidated joint venture partnerships			$57,425

During the year-ended December 31, 2021, we recorded approximately $0.1 million in equity income from our equity holdings in these investments.

6. DEBT

Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under our non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. Two of our mortgage notes are currently partial recourse to us, for which we provide the following limited guaranties: $16.3 million and $0.3 million that are each guaranteed until we meet certain lender-specified thresholds at the respective collateralized property. Other than these limited guarantees, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2021	2020	Current Maturity Date	2021	2020
Line of credit (1)	1.35%	1.54%	November 2025	$256,000	$106,000
Term loan (2)	3.16	3.27	November 2026	325,000	325,000
Term loan (3)	3.19	3.29	January 2027	200,000	200,000
Fixed-rate mortgage notes	3.49	3.55	October 2022 - May 2031	381,954	210,544
Floating-rate mortgage note (4)	2.26	2.50	October 2024 - October 2026	207,600	127,000
Total principal amount / weighted-average (5)	2.78%	3.04%		$1,370,554	$968,544
Less: unamortized debt issuance costs				$(16,762)	$(4,083)
Add: mark-to-market adjustment on assumed debt				9,442	844
Total debt, net				$1,363,234	$965,305
Gross book value of properties encumbered by debt				$981,927	$584,637
(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. As of December 31, 2021, the unused and available portions under the line of credit were approximately $444.0 million and $327.8 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. As of December 31, 2021, the unused and available portion of this term loan was $75.0 million. Any additional amount drawn on this term loan would reduce the amount available under the line of credit in the same amount. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. As of December 31, 2021, the unused and available portion of this term loan was $200.0 million. Any additional amount drawn on this term loan would reduce the amount available under the line of credit in the same amount. The weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.
(4)	The effective interest rate is calculated based on LIBOR plus a margin. As of December 31, 2021, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. As of December 31, 2020, our floating-rate mortgage note was subject to an interest rate spread of 2.25%.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 4.9 years as of December 31, 2021, excluding the impact of certain extension options.

As of December 31, 2021, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
2022	$—	$—	$1,612	$1,612
2023	—	—	1,463	1,463
2024	—	—	129,265	129,265
2025	256,000	—	72,360	328,360
2026	—	325,000	84,214	409,214
Thereafter	—	200,000	300,640	500,640
Total principal payments	$256,000	$525,000	$589,554	$1,370,554
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023. As of December 31, 2021, our line of credit, term loans and mortgage notes are our only consolidated indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2021.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt.  During the next 12 months, we estimate that approximately $5.4 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt, and we estimate that approximately $0.1 million will be reclassified as an increase to interest expense related to terminated hedges where the likelihood of the originally hedged interest payments remains probable.

The following table summarizes the location and fair value of our derivative instruments on our consolidated balance sheets:

	Number of			Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of December 31, 2021
Interest rate swaps	13	$500,000	$164	$11,236
Interest rate caps	2	207,600	159	—
Total derivative instruments	15	$707,600	$323	$11,236
As of December 31, 2020
Interest rate swaps	14	$549,849	$—	$26,916
Interest rate caps	1	127,000	—	—
Total derivative instruments	15	$676,849	$—	$26,916

The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$5,616	$(21,589)	$(13,341)
Amount reclassified from AOCI into interest expense	10,281	7,747	(1,600)
Gain reclassified from AOCI due to hedged transactions becoming probable of not occurring	—	—	(1,374)
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	70,494	58,747	48,170
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	$71	$(13)	$(25)

7. DST PROGRAM

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

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of beneficial interests (the “DST Interests”) in the trusts holding DST Properties to potential investors. As of December 31, 2021 and 2020, there were approximately $62.1 million and $45.2 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. Of the $292.7 million and $278.2 million, respectively, of gross interests sold during the years ended December 31, 2021 and 2020, $26.0 million and $26.5 million, respectively, were financed by DST Program Loans. DST Program Loans are evidenced by promissory notes from the investor and are secured by the investor’s DST Interests based on commercially reasonable terms. DST Program Loans bear interest at market rates that may be fixed or based on LIBOR and are non-recourse to the investor (except for certain non-recourse carve-outs). Accordingly, we include our investments in DST Program Loans separately on our consolidated balance sheets in the “DST Program loans” line item and we include income earned from DST Program Loans in “other income” on our statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

During the years ended December 31, 2021, 2020 and 2019, we sold approximately $292.7 million, $278.2 million and $212.7 million, respectively, of gross interests related to the DST Program, $26.0 million, $26.5 million, and $18.7 million of which were financed by the DST Program Loans, respectively.

During the years ended December 31, 2021, 2020 and 2019, we incurred rent obligations of approximately $28.4 million, $19.4 million and $7.0 million, respectively, under our master lease agreements with investors in the DST Program. Additionally, during the years ended December 31, 2021 and 2020, 15.0 million OP Units and 3.8 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $115.7 million and $28.3 million, respectively, in accordance with our UPREIT structure.

Refer to “Note 13” for detail relating to the fees paid to the Advisor and its affiliates for raising capital through the DST Program.

8. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2021
Assets:
Derivative instruments	$—	$323	$—	$323
Total assets measured at fair value	$—	$323	$—	$323
Liabilities:
Derivative instruments	$—	$11,236	$—	$11,236
Total liabilities measured at fair value	$—	$11,236	$—	$11,236
As of December 31, 2020
Assets:
Derivative instruments	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
Liabilities:
Derivative instruments	$—	$26,916	$—	$26,916
Total liabilities measured at fair value	$—	$26,916	$—	$26,916

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps and interest rate caps whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of our derivative instruments.

Nonrecurring Fair Value Measurements

As of December 31, 2021 and 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$106,463	$106,463	$49,885	$49,584
DST Program Loans	62,123	62,123	45,229	45,229
Liabilities:
Line of credit	$256,000	$256,000	$106,000	$105,592
Term loans	525,000	525,000	525,000	521,945
Mortgage notes	589,554	600,467	337,544	336,336
(1)	The carrying value reflects the principal amount outstanding.

9. INCOME TAXES

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2021, 2020 and 2019. We had a net deferred tax asset of approximately $1.2 million and $1.6 million as of December 31, 2021 and 2020, respectively, which is offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2018.

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

The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2021, 2020 and 2019. This information assumes that an investor owned shares of our common stock for the full 2021 calendar year.

	For the Year Ended December 31,
	2021	2020	2019
Ordinary income	13.62%	3.28%	22.78%
Non-taxable return of capital	61.37	12.34	61.01
Capital gain	25.01	84.38	16.21
Total distributions	100.00%	100.00%	100.00%

Our ordinary income taxability increased in 2021 as compared to 2020 primarily due to increased acquisitions of revenue generating properties. Our capital gain taxability decreased in 2021 as compared to 2020 primarily due to our utilization of 1031 tax deferred exchanges to dispose of certain properties in accordance with our business plan. The remaining distributions in 2021 were treated as non-taxable return of capital.

10. STOCKHOLDERS’ EQUITY

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

Currently, we have the following registration statements effective with the SEC:

●	A public offering of up to $3.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $2.5 billion offered in our primary offering and up to $500.0 million offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. As of December 31, 2021, $2.38 billion remained unsold under this registration statement.
●	A public offering of Class E shares under our distribution reinvestment plan. As of December 31, 2021, $84.2 million remained unsold under this registration statement.

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

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the year ended December 31, 2021, is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$56,107	$97,389	$21,299	$76,732	$—	$251,527
DRIP	2,050	4,736	927	8,521	6,963	23,197
Total offering	$58,157	$102,125	$22,226	$85,253	$6,963	$274,724
Number of shares sold:
Primary offering	6,593	12,539	2,778	10,441	—	32,351
DRIP	267	618	121	1,112	910	3,028
Total offering	6,860	13,157	2,899	11,553	910	35,379

Common Stock

The following table describes the changes in each class of common shares during each of the years ended December 31, 2021, 2020 and 2019:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
Balance as of December 31, 2018	2,783	10,516	2,778	37,385	77,390	130,852
Issuance of common stock:
Primary shares	3,298	10,926	1,050	7,881	—	23,155
Distribution reinvestment plan	88	366	80	1,069	1,197	2,800
Share-based compensation	—	—	—	86	—	86
Redemptions of common stock	(317)	(1,215)	(409)	(2,689)	(11,783)	(16,413)
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	4,006	4,507	728	4,531	—	13,772
Distribution reinvestment plan	187	476	91	1,065	1,021	2,840
Share-based compensation	—	—	—	20	—	20
Redemptions of common stock	(214)	(2,060)	(220)	(4,625)	(6,952)	(14,071)
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	6,593	12,539	2,778	10,441	—	32,351
Distribution reinvestment plan	267	618	121	1,112	910	3,028
Share-based compensation	—	—	—	29	—	29
Redemptions of common stock	(266)	(916)	(248)	(1,899)	(5,455)	(8,784)
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash (2)	Distributions (3)	Shares	Distributions
2021
March 31	$0.09375	$7,562	$2,010	$5,526	$15,098
June 30	0.09375	7,696	2,266	5,723	15,685
September 30	0.09375	7,984	2,613	5,985	16,582
December 31	0.09375	8,265	3,331	6,361	17,957
Total	$0.37500	$31,507	$10,220	$23,595	$65,322
2020
March 31	$0.09375	$7,533	$1,499	$5,360	$14,392
June 30	0.09375	7,539	1,611	5,316	14,466
September 30	0.09375	7,482	1,592	5,282	14,356
December 31	0.09375	7,464	1,750	5,347	14,561
Total	$0.37500	$30,018	$6,452	$21,305	$57,775
(1)	Amount reflects the total gross quarterly distribution rate, prior to adjustment for class-specific fees.
(2)	Amount reflects distributions paid in cash to common stockholders, net of class-specific fees.
(3)	Includes other cash distributions consisting of: (i) distributions paid to holders of OP Units in the Operating Partnership; and (ii) ongoing distribution fees paid to the dealer manager for our public offerings, Ares Wealth Management Solutions, LLC (formerly known as Black Creek Capital Markets, LLC, the “Dealer Manager”), with respect to certain classes of our shares. See

“Note 13” for further detail regarding the current and historical ongoing distribution fees.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2021, 2020 and 2019. Our board of directors may modify, suspend or terminate our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except for per share data)	2021	2020	2019
Number of shares requested for redemption or repurchase	8,784	14,071	16,413
Number of shares redeemed or repurchased	8,784	14,071	16,413
% of shares requested that were redeemed or repurchased	100.0%	100.0%	100.0%
Average redemption or repurchase price per share	$7.65	$7.50	$7.35

11. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”). The Former Sponsor subsequently transferred these OP Units to its members or their affiliates. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as provided in the Partnership Agreement, the limited partners who hold these OP Units have the ability to tender the OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
($ in thousands)	2021	2020
Balance at beginning of year	$3,798	$-
Settlement of prior year performance participation allocation (1)	4,608	3,776
Distributions to redeemable noncontrolling interests	(418)	(189)
Net income (loss) attributable to redeemable noncontrolling interests	221	(54)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	103	(45)
Redemption value allocation adjustment to redeemable noncontrolling interests	682	310
Balance at end of year	$8,994	$3,798
(1)	The 2020 performance participation allocation in the amount of $4.6 million became payable to the Former Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates. The 2019 performance participation allocation in the amount of $3.8 million became payable to the Former Sponsor on December 31, 2019. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $3.8 million (based on the NAV per unit as of December 31, 2019), which were issued to the Former Sponsor in January 2020 and subsequently transferred to its members or their affiliates.

12. NONCONTROLLING INTERESTS

OP Units

As of December 31, 2021 and 2020, the Operating Partnership had issued OP Units to third-party investors, representing 14.3% and 8.6%, respectively, of limited partnership interests. OP Units held by third-party investors are made up of Class E, Class T, Class S, and Class I OP Units.

The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	As of December 31,
(in thousands)	2021	2020
Number of OP Units issued and outstanding to third-party investors	28,295	13,486
Estimated maximum redemption value (unaudited)	$228,254	$101,703

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

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Number of OP Units redeemed	776	1,070	196
Aggregate amount of OP Units redeemed	$5,962	$8,032	$1,438

13. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement, effective as of December 1, 2021, by and among us, the Operating Partnership and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends April 30, 2022, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager, which is also a related party, provides dealer manager services in connection with our public offerings pursuant to the terms of the fourth amended and restated dealer manager agreement, effective December 1, 2021 (the “Dealer Manager Agreement”) by and among us, the Advisor and the Dealer Manager. On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our Former Advisor (the “Transaction”). On the same date, our Former Advisor assigned the advisory agreement to our New Advisor. Ares did not acquire the Former Sponsor, and we now consider the Ares real estate group to be our sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates. The Dealer Manager was also directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Mr. Mulvihill and/or Mr. Zucker and/or their affiliates. Presently, following the Transaction, the Advisor and the Dealer Manager are directly or indirectly majority owned, controlled and/or managed by Ares. The Advisor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our public offerings and for the investment and management of our assets and our other activities and operations.

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

Advisory Fee and Operating Expense Reimbursement. The advisory fee consists of a fixed component and a performance participation allocation. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to on our behalf. The following table details the fixed component of the advisory fee:

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

The performance participation allocation is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance participation allocation equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance participation allocation. The loss carryforward is zero as of December 31, 2021. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance participation allocation that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2021, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 12” for detail regarding the Class E OP Units.

On January 1, 2019, we, our Operating Partnership, and the Advisor amended the advisory agreement and limited partnership agreement of the Operating Partnership. The Operating Partnership also issued to Black Creek Diversified Property Advisors Group LLC (“BCDPAG”), for $1,000 in consideration, 100 partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, or the “Special Units.” On July 1, 2021, these Special Units were transferred from BCDPAG to our New Advisor.

These agreements were amended, and the Special Units were issued, so that, at the election of the holder, the performance participation allocation previously payable to the Advisor may be paid instead to the holder of the Special Units as a performance participation allocation with respect to the Special Units. If the holder does not elect on or before the first day of a calendar year to have the performance participation allocation paid as a fee to the Advisor, then it will be paid as a distribution on the performance participation interest to the holder of the Special Units. In such case, the performance participation allocation will be payable in cash or Class I OP Units, at the election of the holder. If the holder elects to receive such distributions in Class I OP Units, the number of Class I OP Units to be issued to the holder will be determined by dividing an amount equal to the value of the performance participation allocation by the net asset value per Class I OP Unit as of the date of the distribution. The holder of the Special Units may request the Operating Partnership to repurchase such OP Units from the holder at a later date. Any such repurchase requests will not be subject to any holding period, early redemption deduction, volume limitations or other restrictions that apply to other holders of OP Units under the limited partnership agreement of the Operating Partnership Agreement or to our stockholders under our share redemption program. In the event the performance participation allocation is paid in cash to the holder of the Special Units as an allocation and distribution in its capacity as holder of the Special Units, such amount will not be deductible by the Operating Partnership although it will reduce the cash available for distribution to holders of common OP Units and we believe that taxable income allocated to the holder of the Special Units should reduce the amount of taxable income allocable to the holders of common OP Units for the taxable period of the allocation. In addition, in the event the Operating Partnership commences a liquidation of its assets during any calendar year, the holder of the Special Units will be distributed the performance participation allocation as its liquidation distribution, or the Advisor will receive payment of the performance participation allocation, as applicable, prior to the distribution of the remaining liquidation proceeds to the holders of OP Units.

The Special Units do not receive Operating Partnership distributions or allocations except as described above. Holders of Special Units do not share in distributions paid to holders of common OP Units and are not allocated income or losses of the Operating Partnership except to the extent of taxable income allocated to them in their capacity as holders of the Special Units.

Subject to certain limitations, we reimburse the Advisor or its affiliates for all of the costs they incur in connection with the services they provide to us under the Advisory Agreement, including, without limitation, our allocable share of the Advisor’s overhead, which includes but is not limited to the Advisor’s rent paid to both third parties and affiliates of the Advisor, utilities and personnel costs; provided, that we will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, and commencing as of September 1, 2017, we will not reimburse the Advisor for compensation it pays to our named executive officers, unless the named executive officer is providing stockholder services.

Acquisition Expense Reimbursements. Pursuant to the Advisory Agreement, subject to certain limitations, we agreed to reimburse the Advisor for all acquisition expenses incurred on our behalf in connection with the selection and acquisition of properties, real estate-related assets, and other investments, whether or not such investments are acquired. As these expense reimbursements were not directly attributable to a specified property, they were expensed as incurred on the consolidated statements of operations.

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

DST Program

DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 7,” Ares Diversified Real Estate Exchange LLC (“ADREX,” formerly known as Black Creek Exchange LLC), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $1.0 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through fees and expenses paid by the investors at the time of investment, or deductions from distributions paid to such investors.

ADREX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through the DST Program. ADREX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through the private placements. In addition, with respect to certain classes of interests (or the corresponding classes of OP Units or shares for which they may be exchanged in certain circumstances) we, the Operating Partnership or ADREX will pay the Dealer Manager ongoing fees in amounts up to 0.85% of the equity investment or net asset value thereof per year. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. In addition, pursuant to the dealer manager agreement for the DST Program, we, or our subsidiaries, are obligated to reimburse the Dealer Manager for (a) customary travel, lodging, meals and reasonable entertainment expenses incurred in connection with the private placements; (b) costs and expenses of conducting educational conferences and seminars, attending broker-dealer sponsored conferences, or educational conferences sponsored by ADREX; (c) customary promotional items; and (d) legal fees of the Dealer Manager.

Pursuant to the Advisory Agreement, DST Properties are included when calculating the fixed and performance participation allocation due to the Advisor. Furthermore, because the Advisor funds certain Dealer Manager personnel costs that are not reimbursed under the DST Program dealer manager agreement, we have also agreed to pay the Advisor a fee equal to the fee paid by DST Program investors for these costs, which is up to 1.5% of the total equity amount paid for the interests.

DST Manager Fees. ADREX Manager LLC (formerly known as BC Exchange Manager LLC, the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC Exchange Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, ADREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon, as discussed further below), (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (iv) up to 1.0% of the gross equity proceeds as compensation for developing and maintaining the DST Program technology and intellectual property. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager (or such other amount as may be set forth in the applicable DST Program offering documents).

In connection with the DST Program, ADREX maintains a loan program and may, upon request, provide DST Program Loans to certain purchasers of the interests in the Delaware statutory trusts (the “DST Interests”) to finance a portion of the purchase price payable upon their acquisition of such DST Interests (the “Purchase Price”). The DST Program Loans are made by a subsidiary of ours (the “DST Lender”). The DST Program Loans may differ in original principal amounts. The original principal amount of the DST Program Loans expressed as a percentage of the total Purchase Price for the applicable DST Interests may also vary, but no DST Program Loan to any purchaser will exceed 50% of the Purchase Price paid by such purchaser for its DST Interest in the Trust, excluding the amount of the Origination Fee, as hereinafter defined. Each purchaser that elects to obtain a DST Program Loan, will pay an origination fee to the DST Manager equal to up to 1.0% of the original principal amount of its DST Program Loan (the “Origination Fee”) upon origination of such DST Program Loan, which Origination Fee will be assigned by the DST Manager to an affiliate of the Advisor. The purchaser will be required to represent, among other things, that no portion of the Purchase Price for its DST Interest and no fee paid in connection with the acquisition of its DST Interest (including, without limitation, the Origination Fee) has been or will be funded with any nonrecourse indebtedness other than the DST Program Loan.

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2021	2020	2019	2021	2020
Selling commissions and dealer manager fees (1)	$2,977	$1,498	$2,094	$—	$—
Ongoing distribution fees (1)(2)	2,974	2,024	1,387	394	188
Advisory fees - fixed component	21,433	17,211	13,637	2,094	1,547
Performance participation allocation	15,327	4,608	3,776	15,327	4,608
Other expense reimbursements— Advisor (3)(4)	11,070	10,002	10,601	1,443	2,112
Other expense reimbursements—Dealer Manager	376	516	1,408	—	—
DST Program selling commissions, dealer manager and distribution fees (1)	9,871	4,097	3,119	219	—
Other DST Program related costs—Advisor (3)	6,229	4,085	2,988	87	—
Total	$70,257	$44,041	$39,010	$19,564	$8,455
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $34.1 million and $15.5 million as of December 31, 2021 and 2020, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Includes costs reimbursed to the Advisor related to the DST Program.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described after this footnote, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the years ended December 31, 2021, 2020 and 2019, were approximately $9.8 million, $8.0 million and $8.5 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

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

Advisory Agreement

On July 1, 2021, in connection with the Transaction, the Company and the Operating Partnership entered into the Second Amended and Restated Advisory Agreement (2021) (the “Advisory Agreement”) with the New Advisor. The Advisory Agreement amends and restates the Second Amended and Restated Advisory Agreement (2021) (the “Prior Advisory Agreement”) to, among other things, reflect the assignment of the Advisor’s rights and obligations under the Prior Advisory Agreement to the New Advisor. The term of the Advisory Agreement ends on April 30, 2022, subject to renewals by mutual consent of the parties for an unlimited number of successive one-year periods. The terms of the Advisory Agreement are otherwise substantially the same as the terms of the Prior Advisory Agreement.

On December 1, 2021, we replaced our then-current advisory agreement by entering into a Third Amended and Restated Advisory Agreement (2021) with the Advisor. Other than updating our name and that of our Operating Partnership, this agreement is substantially the same as the prior version.

Limited Partnership Agreement

On July 1, 2021, in connection with the Transaction, the Company, on behalf of itself as general partner and on behalf of the limited partners thereto other than the special limited partner, entered into the Tenth Amended and Restated Limited Partnership Agreement of the Operating Partnership (the “Tenth AR Limited Partnership Agreement”). The Tenth AR Limited Partnership Agreement amended and restated the Ninth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of December 20, 2019, as amended by Amendment No. 1 dated as of December 8, 2020 (the “Prior Limited Partnership Agreement”) in order to reflect the assignment and transfer of all of the special partnership units to the New Advisor. The terms of the Tenth AR Limited Partnership Agreement were otherwise substantially the same as the terms of the Prior Limited Partnership Agreement.

On December 1, 2021, the Company replaced the then-current limited partnership agreement of the Operating Partnership by entering into an Eleventh Amended and Restated Limited Partnership Agreement. The amended agreement clarifies that restrictions with respect to the Advisor’s ability to request that the Operating Partnership repurchase OP Units allocated to the Advisor as a performance allocation from any prior calendar year do not apply any OP Units awarded in the then-current year for the prior year’s performance, if any. Other than that clarification and updating our name, that of our Operating Partnership and that of our Advisor, this agreement is substantially the same as the prior version.

Transactions with Affiliates

We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our public offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2021 and 2020, we held a 85.7% and 91.4%, respectively, limited partnership interest in the

Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 12” for detail regarding our noncontrolling interests.

14. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income (loss) attributable to common stockholders—basic	$30,754	$(14,914)	$142,551
Net income (loss) attributable to redeemable OP Units	221	(54)	—
Net income (loss) attributable to OP Units	3,565	(1,091)	10,726
Net income (loss) attributable to common stockholders—diluted	$34,540	$(16,059)	$153,277
Weighted-average shares outstanding—basic	154,767	142,268	136,925
Incremental weighted-average shares effect of conversion of OP Units	19,563	11,784	10,391
Weighted-average shares outstanding—diluted	174,330	154,052	147,316
Net income (loss) per share attributable to common stockholders:
Basic	$0.20	$(0.10)	$1.04
Diluted	$0.20	$(0.10)	$1.04

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for interest	$55,069	$46,417	$39,515
Distributions reinvested in common stock	23,197	21,278	20,595
Change in accrued future ongoing distribution fees	18,576	1,019	6,540
Repayment of property-level loans upon disposition of real estate property	—	—	98,600
Increase in DST Program Loans receivable through DST Program capital raising	25,978	26,486	18,744
Redeemable noncontrolling interest issued as settlement of performance participation allocation	4,608	3,776	—
Mortgage notes assumed on real estate acquisitions at fair value	125,887	13,472	—
Issuances of OP Units for DST Interests	115,653	28,266	—

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning of period:
Cash and cash equivalents	$11,266	$97,772	$10,008
Restricted cash	10,468	10,010	7,030
Cash, cash equivalents and restricted cash	$21,734	$107,782	$17,038
End of period:
Cash and cash equivalents	$10,605	$11,266	$97,772
Restricted cash	3,747	10,468	10,010
Cash, cash equivalents and restricted cash	$14,352	$21,734	$107,782

16. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (COVID-19) pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. During the years ended December 31, 2021 and 2020, the COVID-19 pandemic has not had a material effect on our consolidated financial statements. While we are unable to predict the impact that the COVID-19 pandemic in the United States will have on our future financial condition, results of operations and cash flows, there have not been any indications of material future economic disruptions to us related to the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our operations and those of our customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

17. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2021.

18. SEGMENT FINANCIAL INFORMATION

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

The following table reflects our total consolidated assets by segment as of December 31, 2021 and 2020:

	As of
(in thousands)	December 31, 2021(1)	December 31, 2020
Assets:
Office properties	$335,811	$487,193
Retail properties	639,584	685,116
Residential properties	837,491	365,195
Industrial properties	826,353	464,391
Corporate	351,732	109,665
Total assets	$2,990,971	$2,111,560
(1)	As of December 31, 2021, amounts held for sale are included in the corporate grouping. Refer to “Note 4” for further detail.

The following table sets forth consolidated financial results by segment for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	Office	Retail	Residential	Industrial	Consolidated
2021
Rental revenues	$64,290	$72,102	$31,023	$41,761	$209,176
Rental expenses	(28,280)	(18,693)	(13,387)	(9,413)	(69,773)
Net operating income	$36,010	$53,409	$17,636	$32,348	$139,403
Real estate-related depreciation and amortization	$19,875	$19,485	$11,062	$23,993	$74,415
2020
Rental revenues	$69,110	$71,244	$20,424	$23,467	$184,245
Rental expenses	(30,355)	(17,568)	(9,448)	(5,007)	(62,378)
Net operating income	$38,755	$53,676	$10,976	$18,460	$121,867
Real estate-related depreciation and amortization	$21,130	$19,795	$9,762	$12,236	$62,923
2019
Rental revenues	$93,826	$70,462	$6,418	$13,735	$184,441
Rental expenses	(37,905)	(17,357)	(2,864)	(2,934)	(61,060)
Net operating income	$55,921	$53,105	$3,554	$10,801	$123,381
Real estate-related depreciation and amortization	$26,194	$20,317	$4,028	$6,803	$57,342

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss) attributable to common stockholders	$30,754	$(14,914)	$142,551
Debt-related income	(9,174)	(2,347)	(227)
Real estate-related depreciation and amortization	74,415	62,923	57,342
General and administrative expenses	8,797	7,548	7,894
Advisory fees, related party	21,433	17,211	13,637
Performance participation allocation	15,327	4,608	3,776
Acquisition costs and reimbursements	2,636	1,108	1,091
Litigation expense	—	2,500	—
Impairment of real estate property	758	—	113
Equity in income from unconsolidated joint venture partnerships	(114)	—	—
Other income	(1,852)	(1,037)	(153)
Interest expense	70,494	58,747	48,170
Gain on sale of real estate property	(77,857)	(13,335)	(160,537)
Gain on extinguishment of debt and financing commitments, net	—	—	(1,002)
Net income (loss) attributable to redeemable noncontrolling interests	221	(54)	—
Net income (loss) attributable to noncontrolling interests	3,565	(1,091)	10,726
Net operating income	$139,403	$121,867	$123,381

1

19. SUBSEQUENT EVENTS

Acquisition of Properties

Subsequent to December 31, 2021, we acquired (excluding properties related to our DST Program), seven industrial properties and one residential property for a combined contractual purchase price of approximately $369.5 million.

Disposition of Properties

Subsequent to December 31, 2021, we sold one retail property (Bandera Road) and one office property (1st Avenue), both of which were classified as held for sale as of December 31, 2021, to unrelated third parties for a combined contractual sale price of $150.0 million. Our accounting basis (net of accumulated depreciation and amortization) for these real estate properties as of the closing dates was approximately $101.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

In addition, Class E stockholders participating in the DRP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates. The current suitability standards for Class T, Class S, Class D and Class I stockholders participating in the DRP are listed in the section entitled “Suitability Standards” in our current Class T, Class S, Class D and Class I public offering prospectus on file at www.sec.gov and on our website at blackcreekgroup.com/investment-solutions/AREIT.

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, 518 17th Street, Suite 1700, Denver, Colorado 80202, Telephone: (303) 228-2200.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

3.10	Ninth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 8-K filed with the SEC on December 3, 2021.

3.11	Articles of Amendment (name change). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021.

4.1

Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix B to the Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-222630) filed with the SEC on August 17, 2018.

Exhibit Number	Description

4.2

Third Amended and Restated Share Redemption Program, effective as of December 1, 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021.

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

10.1

Third Amended and Restated Advisory Agreement (2021), effective as of December 1, 2021. Incorporated by reference to Exhibit 10.1 to the Post-Effective Amendment No. 1 to Registration Statement on Form S-11A (File No. 333-252212) filed with the SEC on January 11, 2022.

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

10.8

Facilitation Fee Agreement between Ares Diversified Real Estate Exchange LLC (formerly Black Creek Exchange LLC) and Ares Commercial Real Estate Management as successor in interest to Black Creek Diversified Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 17, 2018.

10.9

Side Letter between ADREX Manager LLC (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.30 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.10

Amendment to Agreement between ADREX Manager LLC (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

Exhibit Number	Description

10.11

Second Amendment to Agreement between ADREX Manager (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.12	Selected Dealer Agreement with Morgan Stanley Smith Barney LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2017.

10.13

Fourth Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement. Incorporated by reference to Exhibit 1.1 to the Post-Effective Amendment No. 1 to Registration Statement on Form S-11A (File No. 333-252212) filed with the SEC on January 11, 2022.

10.14

Third Amendment to Agreement between ADREX Manager LLC (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.15	Form of Trust Agreement. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.16	Form of Master Lease. Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.17	Form of Guaranty. Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.18

First Amendment to Facilitation Fee Agreement between Ares Diversified Real Estate Exchange LLC (formerly Black Creek Exchange LLC) and Ares Commercial Real Estate Management as successor in interest to Black Creek Diversified Property Advisors LLC. Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.19

Eleventh Amended and Restated Limited Partnership Agreement of AREIT Operating Partnership LP dated as of December 1, 2021. Incorporated by reference to Exhibit 10.18 to the Post-Effective Amendment No. 1 to Registration Statement on Form S-11A (File No. 333-252212) filed with the SEC on January 11, 2022.

10.20

Second Amended and Restated Dealer Manager Agreement between Ares Diversified Real Estate Exchange LLC (formerly Black Creek Exchange LLC) and Ares Wealth Management Solutions LLC (formerly Black Creek Capital Markets, LLC). Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.21

Third Amended and Restated Credit and Term Loan Agreement by and among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP) and Bank of America, N.A and the lenders thereto. Incorporated by reference to Exhibit 10.20 to the Post-Effective Amendment No. 1 to Registration Statement on Form S-11A (File No. 333-252212) filed with the SEC on January 11, 2022.

21.1*	List of Subsidiaries of Ares Real Estate Income Trust Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

101

The following materials from Ares Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 11, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

ARES REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2021

				Initial Cost to Company				Gross Amount Carried at December 31, 2021
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation		Depreciable Life
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5)	Acquisition Date	(Years)
Office properties:
Bala Pointe	Bala Cynwyd, PA	1	$—	$10,115	$27,516	$37,631	$14,536	$10,115	$42,052	$52,167	$(23,527)	8/28/2006	1-40
1300 Connecticut	Washington, DC	1	—	25,177	41,250	66,427	10,694	25,177	51,944	77,121	(30,170)	3/10/2009	2-40
CityView	Austin, TX	4	—	4,606	65,250	69,856	8,343	4,606	73,593	78,199	(22,291)	4/24/2015	1-40
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	125	3,538	25,990	29,528	(12,446)	10/3/2008	5-40
Preston Sherry Plaza	Dallas, TX	1	—	7,500	22,303	29,803	13,722	7,500	36,025	43,525	(18,101)	12/16/2009	1-40
3 Second Street	Jersey City, NJ	1	127,000	16,800	193,742	210,542	43,556	16,800	237,298	254,098	(112,117)	6/25/2010	3-40
Total office properties		9	$127,000	$67,736	$375,926	$443,662	$90,976	$67,736	$466,902	$534,638	$(218,652)

Retail properties:
Beaver Creek	Apex, NC	1	$—	$12,426	$31,375	$43,801	$(457)	$9,955	$33,389	$43,344	$(14,052)	5/11/2007	1-40
Kingston	Kingston, MA	1	—	8,580	12,494	21,074	5,830	8,580	18,324	26,904	(7,390)	8/1/2007	1-40
Orleans	Orleans, MA	1	—	8,780	23,683	32,463	1,009	8,780	24,692	33,472	(10,903)	8/1/2007	1-40
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	787	7,380	26,565	33,945	(11,654)	8/1/2007	1-40
Wareham	Wareham, MA	1	—	12,972	27,030	40,002	3,796	12,972	30,826	43,798	(14,258)	8/1/2007	1-40
Abington	Abington, MA	1	—	14,396	594	14,990	—	14,396	594	14,990	(594)	8/1/2007	-
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	(718)	8/1/2007	18-68
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	(1)	6,560	22,013	28,573	(9,834)	8/1/2007	13-43
Weymouth	Weymouth, MA	1	—	5,170	19,396	24,566	(12)	4,913	19,641	24,554	(8,414)	8/1/2007	4-40
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	(5,341)	8/1/2007	16-56
New Bedford	New Bedford, MA	1	5,072	3,790	11,152	14,942	—	3,790	11,152	14,942	(4,720)	10/18/2007	22-40
Norwell	Norwell, MA	1	738	5,850	14,547	20,397	—	5,850	14,547	20,397	(6,588)	10/18/2007	15-65
270 Center	Washington, DC	1	70,000	19,779	42,515	62,294	4,930	19,781	47,443	67,224	(20,110)	4/6/2009	1-40
Springdale	Springfield, MA	1	—	11,866	723	12,589	8	11,866	731	12,597	(670)	2/18/2011	6-62
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	367	3,783	10,080	13,863	(5,415)	3/17/2011	3-40
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	1,725	8,759	41,958	50,717	(11,981)	11/4/2014	1-40
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	5,093	10,307	32,274	42,581	(8,230)	3/18/2015	1-40
Shenandoah	Davie, FL	3	—	10,501	27,397	37,898	292	10,501	27,689	38,190	(6,998)	8/6/2015	1-40
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	7,296	7,376	58,451	65,827	(14,393)	10/8/2015	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	1,738	3,492	32,393	35,885	(7,179)	12/9/2015	3-40
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	1,416	34,804	35,318	70,122	(8,817)	5/27/2016	1-40
Village at Lee Branch	Birmingham, AL	2	—	10,476	32,461	42,937	1,228	10,476	33,689	44,165	(3,848)	1/29/2020	1-40
Barrow Crossing	Bethlehem, GA	5	—	6,107	50,208	56,315	82	6,107	50,290	56,397	(1,912)	6/22/2021	1-40
Total retail properties		45	$75,810	$226,798	$547,176	$773,974	$35,127	$224,443	$584,658	$809,101	$(184,019)

				Initial Cost to Company				Gross Amount Carried at December 31, 2021
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation		Depreciable Life
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5)	Acquisition Date	(Years)
Residential properties:
The Daley	Rockville, MD	4	$62,000	$15,139	$80,500	$95,639	$345	$15,139	$80,845	$95,984	$(7,353)	7/2/2019	1-40
Juno Winter Park	Winter Park, FL	1	—	9,129	75,420	84,549	251	9,129	75,671	84,800	(5,888)	7/9/2019	1-40
Perimeter	Sandy Springs, GA	1	—	17,407	99,763	117,170	376	17,407	100,139	117,546	(7,298)	12/19/2019	1-40
The Palms	Davie, FL	15	—	18,737	60,475	79,212	1,629	18,737	62,104	80,841	(3,278)	11/3/2020	1-40
oLiv Tucson	Tucson, AZ	1	80,600	—	128,659	128,659	6	—	128,665	128,665	(896)	10/20/2021	1-40
Arabelle Clearwater	Clearwater, FL	10	—	11,633	104,719	116,352	—	11,633	104,719	116,352	(321)	11/30/2021	1-40
Arabelle Riverwalk	Tampa Bay, FL	1	117,063	20,005	214,045	234,050	—	20,005	214,045	234,050	—	12/28/2021	1-40
Total residential properties		33	$259,663	$92,050	$763,581	$855,631	$2,607	$92,050	$766,188	$858,238	$(25,034)

Industrial properties:
Vasco Road	Livermore, CA	1	$17,435	$4,880	$12,019	$16,899	$(60)	$4,880	$11,959	$16,839	$(2,783)	7/21/2017	3-40
Northgate	North Las Vegas, NV	1	22,605	3,940	20,715	24,655	16	3,943	20,728	24,671	(3,506)	7/26/2017	10-40
Stafford Grove	Stafford, TX	3	—	8,540	28,879	37,419	1,697	8,586	30,530	39,116	(5,036)	4/9/2018	4-40
Kaiser Business Center	Folcroft, PA	2	—	6,140	12,730	18,870	235	6,140	12,965	19,105	(2,752)	12/10/2018	2-40
Tri-County DC	Schertz, TX	1	16,819	2,346	18,400	20,746	907	2,346	19,307	21,653	(2,780)	2/13/2019	1-40
Florence Logistics Center	Florence, KY	1	14,358	1,791	16,968	18,759	—	1,791	16,968	18,759	(2,001)	5/14/2019	1-40
World Connect Logistics Center	Indianapolis, IN	1	32,386	4,983	39,172	44,155	—	4,983	39,172	44,155	(3,762)	9/27/2019	1-40
Tri-County DC II A	Schertz, TX	1	9,004	1,280	8,562	9,842	89	1,280	8,651	9,931	(1,135)	10/1/2019	1-40
Aurora DC	Aurora, IL	1	—	1,681	6,887	8,568	887	1,681	7,774	9,455	(1,346)	12/13/2019	1-40
Railhead DC	Dallas/Fort Worth, TX	1	8,694	2,102	17,475	19,577	25	2,102	17,500	19,602	(1,470)	2/4/2020	6-40
Tri-County DC II B	Schertz, TX	1	2,393	455	2,429	2,884	48	455	2,477	2,932	(244)	2/14/2020	4-40
Sterling IC	Washington, DC	1	—	1,976	3,369	5,345	(18)	1,976	3,351	5,327	(277)	3/25/2020	6-40
Clayton Commerce Center	Atlanta, GA	1	—	7,403	51,886	59,289	5,415	7,403	57,301	64,704	(4,403)	6/26/2020	7-40
Bay Area Commerce Center	East Bay, CA	1	—	10,135	38,672	48,807	1,254	10,135	39,926	50,061	(1,902)	8/27/2020	9-40
Air Tech DC	Louisville, KY	2	3,387	615	18,471	19,086	156	615	18,627	19,242	(1,136)	10/16/2020	1-40
East Columbia IC	Portland, OR	2	—	3,352	11,726	15,078	54	3,352	11,780	15,132	(947)	12/2/2020	3-20
Plainfield LC	Indianapolis, IN	1	—	2,514	17,260	19,774	17	2,514	17,277	19,791	(668)	12/16/2020	7-40
395 LC	Reno, NV	1	—	6,752	61,784	68,536	134	6,752	61,918	68,670	(2,721)	12/21/2020	5-40
Radar Distribution Center	Northampton, PA	1	—	7,167	42,373	49,540	631	7,167	43,004	50,171	(836)	3/31/2021	7-40
Intermountain Space Center	Salt Lake City, UT	1	—	14,786	48,645	63,431	322	14,786	48,967	63,753	(1,726)	6/30/2021	3-20
Airway Industrial Park	San Diego, CA	1	—	5,740	18,616	24,356	719	5,740	19,335	25,075	(198)	7/9/2021	1-40
Greenwood Business Center	Greenwood, IN	1	—	858	16,251	17,109	(30)	858	16,221	17,079	(338)	8/2/2021	5-40
25 Linden Industrial Center	Jersey City, NJ	1	—	7,764	9,576	17,340	—	7,764	9,576	17,340	(358)	8/31/2021	2-20
Little Orchard Business Park	San Jose, CA	4	—	51,265	48,147	99,412	99	51,265	48,246	99,511	(1,454)	9/8/2021	1-20
Tustin Business Center	Tustin, CA	2	—	22,734	12,233	34,967	35	22,734	12,268	35,002	(226)	9/22/2021	8-20
Campus Drive IC	Burlington, NJ	1	—	2,364	4,288	6,652	33	2,364	4,321	6,685	(68)	10/7/2021	10-20
Long Island Logistics Center	Islandia, NY	1	—	4,927	16,198	21,125	90	4,927	16,288	21,215	(61)	12/9/2021	9-20
Phoenix IC	Phoenix, AZ	1	—	4,709	12,895	17,604	—	4,709	12,895	17,604	(83)	12/13/2021	1-20
Tempe IC	Tempe, AZ	1	—	3,628	24,857	28,485	—	3,628	24,857	28,485	(85)	12/13/2021	2-20
Las Vegas IC	Las Vegas, NV	2	—	2,623	6,186	8,809	—	2,623	6,186	8,809	(18)	12/13/2021	4-30
Total industrial properties		40	$127,081	$199,450	$647,669	$847,119	$12,755	$199,499	$660,375	$859,874	$(44,320)
Grand total		127	$589,554	$586,034	$2,334,352	$2,920,386	$141,465	$583,728	$2,478,123	$3,061,851	$(472,025)
(1)	These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2021. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)	Includes gross intangible lease assets.

(3)	As of December 31, 2021, the aggregate cost for U.S. federal income tax purposes of investments in property was approximately $1.4 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the result of lease expirations and terminations.
(5)	Includes intangible lease asset amortization.

The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
	2021	2020	2019
Investments in real estate properties:
Balance at the beginning of period	$2,455,678	$2,057,350	$2,008,733
Acquisitions of properties	924,206	380,525	399,428
Improvements	38,295	40,595	44,103
Property dispositions or held for sale assets	(355,570)	(22,792)	(394,711)
Impairment of real estate	(758)	—	(113)
Write-offs of intangibles and customer leasing costs	—	—	(90)
Balance at the end of period	$3,061,851	$2,455,678	$2,057,350
Accumulated depreciation and amortization:
Balance at the beginning of period	$501,105	$444,718	$501,621
Real estate depreciation and amortization expense	74,415	62,923	57,342
Above-market lease assets amortization expenses	469	357	792
Right of use asset amortization expense	53	—	—
Property dispositions or held for sale assets	(104,017)	(6,893)	(114,948)
Write-offs of intangibles and customer leasing costs	—	—	(89)
Balance at the end of period	$472,025	$501,105	$444,718

ITEM 16. SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2022:

ARES REAL ESTATE INCOME TRUST INC.

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

Signature	Title	Date
/s/ JAMES R. MULVIHILL	Chairman of the Board and Director	March 11, 2022
James R. Mulvihill

/s/ CHARLES B. DUKE	Director	March 11, 2022
Charles B. Duke

/s/ BRIAN P. MATHIS	Director	March 11, 2022
Brian P. Mathis

/s/ DAVID A. ROTH	Director	March 11, 2022
David A. Roth

/s/ DANIEL J. SULLIVAN	Director	March 11, 2022
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 11, 2022
John P. Woodberry

/s/ RAJAT DHANDA	Director and Managing Director, Co-President	March 11, 2022
Rajat Dhanda

/s/ JEFFREY W. TAYLOR	Managing Director, Co-President	March 11, 2022
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ LAINIE P. MINNICK	Managing Director, Chief Financial Officer and Treasurer	March 11, 2022
Lainie P. Minnick	(Principal Financial Officer and Principal Accounting Officer)