Form 10-K/A
period 2021-12-31
Ares Real Estate Income Trust Inc.
filed 2022-03-16
CIK 1327978

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Ares Real Estate Income Trust Inc. that was filed with the Securities and Exchange Commission on March 11, 2022 (the “Form 10-K”) is to amend Item 9B. to correct inadvertently obmitted information in the disclosure.

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

ITEM 9B.OTHER INFORMATION

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Amendment:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2022:

ARES REAL ESTATE INCOME TRUST INC.

By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)