Form 10-Q
period 2022-03-31
Ares Real Estate Income Trust Inc.
filed 2022-05-11
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 21,149,457 shares of the registrant’s Class T common stock, 44,032,365 shares of the registrant’s Class S common stock, 7,983,831 shares of the registrant’s Class D common stock, 63,404,729 shares of the registrant’s Class I common stock and 54,796,873 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
(in thousands, except per share data)	2022	2021
	(Unaudited)
ASSETS
Net investment in real estate properties	$2,921,987	$2,589,826
Investment in unconsolidated joint venture partnerships	91,240	57,425
Debt-related investments, net	106,669	105,752
Cash and cash equivalents	22,626	10,605
Restricted cash	4,021	3,747
DST Program Loans	73,501	62,123
Other assets	58,589	56,397
Assets held for sale	—	105,096
Total assets	$3,278,633	$2,990,971
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$43,348	$38,182
Debt, net	1,269,344	1,363,234
Intangible lease liabilities, net	50,782	47,499
Financing obligations, net	890,033	661,075
Other liabilities	85,329	89,817
Liabilities related to assets held for sale	—	5,744
Total liabilities	2,338,836	2,205,551
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	17,284	8,994
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 19,007 shares and 16,425 shares issued and outstanding, respectively	190	164
Class S common stock, $0.01 par value—500,000 shares authorized, 40,489 shares and 35,757 shares issued and outstanding, respectively	405	358
Class D common stock, $0.01 par value—500,000 shares authorized, 7,662 shares and 6,749 shares issued and outstanding, respectively	77	67
Class I common stock, $0.01 par value—500,000 shares authorized, 59,433 shares and 54,406 shares issued and outstanding, respectively	594	544
Class E common stock, $0.01 par value—500,000 shares authorized, 55,451 shares and 56,328 shares issued and outstanding, respectively	554	563
Additional paid-in capital	1,551,814	1,457,296
Distributions in excess of earnings	(860,546)	(865,844)
Accumulated other comprehensive loss	(3,266)	(13,418)
Total stockholders’ equity	689,822	579,730
Noncontrolling interests	232,691	196,696
Total equity	922,513	776,426
Total liabilities and equity	$3,278,633	$2,990,971

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Revenues:
Rental revenues	$62,505	$50,432
Debt-related income	3,468	2,124
Total revenues	65,973	52,556
Operating expenses:
Rental expenses	21,314	17,562
Real estate-related depreciation and amortization	27,451	16,733
General and administrative expenses	2,037	2,218
Advisory fees	7,144	4,824
Performance participation allocation	12,192	1,749
Acquisition costs and reimbursements	1,629	367
Impairment of real estate property	—	758
Total operating expenses	71,767	44,211
Other expenses (income):
Equity in loss from unconsolidated joint venture partnerships	1,010	—
Interest expense	24,410	16,563
Gain on sale of real estate property	(53,881)	(27,342)
Other income	(2,127)	(274)
Total other expenses (income)	(30,588)	(11,053)
Net income	24,794	19,398
Net income attributable to redeemable noncontrolling interests	(246)	(134)
Net income attributable to noncontrolling interests	(3,537)	(1,699)
Net income attributable to common stockholders	$21,011	$17,565
Weighted-average shares outstanding—basic	178,528	145,861
Weighted-average shares outstanding—diluted	210,676	161,089
Net income attributable to common stockholders per common share—basic and diluted	$0.12	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	March 31,

(in thousands)	2022	2021
Net income	$24,794	$19,398
Change from cash flow hedging activities	11,994	5,915
Comprehensive income	36,788	25,313
Comprehensive income attributable to redeemable noncontrolling interests	(365)	(175)
Comprehensive income attributable to noncontrolling interests	(5,260)	(2,238)
Comprehensive income attributable to common stockholders	$31,163	$22,900

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)	$96,242	$497,891
Net income (excluding $134 attributable to redeemable noncontrolling interest)	—	—	—	17,565	—	1,699	19,264
Change from cash flow hedging activities (excluding $41 attributable to redeemable noncontrolling interest)	—	—	—	—	5,335	539	5,874
Issuance of common stock	6,487	65	49,289	—	—	—	49,354
Share-based compensation	8	—	47	—	—	—	47
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,031)	—	—	—	(1,031)
Trailing distribution fees	—	—	(2,182)	—	—	(2,409)	(4,591)
Redemptions of common stock	(2,244)	(22)	(16,907)	—	—	—	(16,929)
Issuances of OP Units for DST Interests	—	—	—	—	—	25,941	25,941
Distributions declared on common stock and noncontrolling interests, net of distribution fees (excludes $103 attributable to redeemable noncontrolling interest)	—	—	—	(13,088)	—	(1,302)	(14,390)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	48	—	—	—	48
Redemptions of noncontrolling interests	—	—	(82)	—	—	(1,045)	(1,127)
Balance as of March 31, 2021	147,292	$1,473	$1,298,328	$(837,019)	$(22,096)	$119,665	$560,351
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Balance as of December 31, 2021	169,665	$1,696	$1,457,296	$(865,844)	$(13,418)	$196,696	$776,426
Net gain (excluding $246 attributable to redeemable noncontrolling interest)	—	—	—	21,011	—	3,537	24,548
Change from cash flow hedging activities (excluding $119 attributable to redeemable noncontrolling interest)	—	—	—	—	10,152	1,723	11,875
Issuance of common stock	14,165	142	116,368	—	—	—	116,510
Share-based compensation	—	—	50	—	—	—	50
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,580)	—	—	—	(1,580)
Trailing distribution fees	—	—	(5,037)	—	—	(4,091)	(9,128)
Redemptions of common stock	(1,788)	(18)	(14,537)	—	—	—	(14,555)
Issuances of OP Units for DST Interests	—	—	—	—	—	39,441	39,441
Other noncontrolling interests contributions	—	—	—	—	—	17	17
Distributions declared on common stock and noncontrolling interests (excludes $160 attributable to redeemable noncontrolling interest)	—	—	—	(15,713)	—	(2,591)	(18,304)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(482)	—	—	—	(482)
Redemptions of noncontrolling interests	—	—	(264)	—	—	(2,041)	(2,305)
Balance as of March 31, 2022	182,042	$1,820	$1,551,814	$(860,546)	$(3,266)	$232,691	$922,513

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities:
Net income	$24,794	$19,398
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate-related depreciation and amortization	27,451	16,733
Straight-line rent and amortization of above- and below-market leases	(1,753)	(1,825)
Gain on sale of real estate property	(53,881)	(27,342)
Performance participation allocation	12,192	1,749
Equity in loss of unconsolidated joint venture partnership	1,010	—
Impairment of real estate property	—	758
Amortization of debt and financing obligation costs	3,722	2,882
Other	1,419	200
Changes in operating assets and liabilities	9,449	(4,894)
Net cash provided by operating activities	24,403	7,659
Investing activities:
Real estate acquisitions	(367,274)	(49,053)
Capital expenditures	(6,488)	(7,916)
Proceeds from disposition of real estate property	169,421	48,960
Principal collections on debt-related investments	—	2,405
Investment in unconsolidated joint venture partnerships	(35,058)	—
Investment in debt-related investments	(840)	(402)
Other	(927)	(1,698)
Net cash used in investing activities	(241,166)	(7,704)
Financing activities:
Repayments of mortgage notes	(413)	(786)
Net repayments of line of credit	(94,000)	(52,000)
Redemptions of common stock	(14,555)	(16,929)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(11,251)	(8,820)
Proceeds from issuance of common stock	109,767	43,895
Proceeds from financing obligations, net	252,943	46,824
Offering costs for issuance of common stock and private placements	(3,462)	(2,687)
Redemption of noncontrolling interests	(2,305)	(1,127)
Redemption of redeemable noncontrolling interests	(7,724)	—
Deferred financing costs paid	(92)	—
Other	150	(2,457)
Net cash provided by financing activities	229,058	5,913
Net increase in cash, cash equivalents and restricted cash	12,295	5,868
Cash, cash equivalents and restricted cash, at beginning of period	14,352	21,734
Cash, cash equivalents and restricted cash, at end of period	$26,647	$27,602

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries. The Company is externally managed by its advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, Black Creek Diversified Property Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. References to the “Advisor” throughout this report mean Black Creek Diversified Property Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022 (“2021 Form 10-K”).

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Reclassifications

Certain items in our condensed consolidated statements of operations, condensed consolidated statements of equity and condensed consolidated statements of cash flows for the three months ended March 31, 2021 have been reclassified to conform to the 2022 presentation.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 3” for detail relating to our real estate properties held for sale.

	As of,
(in thousands)	March 31, 2022	December 31, 2021
Land	$624,308	$583,728
Buildings and improvements	2,477,200	2,180,358
Intangible lease assets	297,979	284,128
Right of use asset	13,637	13,637
Investment in real estate properties	3,413,124	3,061,851
Accumulated depreciation and amortization	(491,137)	(472,025)
Net investment in real estate properties	$2,921,987	$2,589,826

Acquisitions

During the three months ended March 31, 2022, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2022 Acquisitions:
Skye 750	Residential	1/5/2022	$92,845
General Washington IC	Industrial	1/7/2022	11,051
Western Foods Center	Industrial	1/14/2022	39,298
Orlando I & II LC	Industrial	2/17/2022	94,759
Orlando III & IV LC	Industrial	2/17/2022	42,347
Orlando V LC	Industrial	2/17/2022	34,828
Orlando VI LC	Industrial	2/17/2022	28,694
Orlando VII LC	Industrial	2/17/2022	23,532
Total 2022 acquisitions			$367,354
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.

During the three months ended March 31, 2022, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Three Months Ended
($ in thousands)	March 31, 2022
Land	$46,060
Building	310,016
Intangible lease assets	15,376
Above-market lease assets	696
Below-market lease liabilities	(4,794)
Total purchase price (1)	$367,354
(1)	There was no debt assumed in connection with the 2022 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the three months ended March 31, 2022, as of the respective date of each acquisition, was 6.4 years.

Dispositions

During the three months ended March 31, 2022, we sold two retail properties, one office property and one retail land parcel for net proceeds of approximately $169.4 million. We recorded a net gain on sale of approximately $53.9 million.

During the three months ended March 31, 2021, we sold one retail property and one industrial property for net proceeds of approximately $49.0 million. We recorded a net gain on sale of approximately $27.3 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, excluding properties classified as held for sale, as of March 31, 2022 and December 31, 2021 include the following:

	As of March 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$274,556	$(192,056)	$82,500	$261,401	$(186,820)	$74,581
Above-market lease assets	23,423	(19,676)	3,747	22,727	(19,507)	3,220
Below-market lease liabilities	(83,653)	32,871	(50,782)	(80,206)	32,707	(47,499)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$726	$1,176
Above-market lease amortization	(169)	(102)
Below-market lease amortization	1,196	751
Real estate-related depreciation and amortization:
Depreciation expense	$20,198	$13,354
Intangible lease asset amortization	7,253	3,379

Real Estate Property Impairment

During the three months ended March 31, 2021, we recorded non-cash impairment charges of $0.8 million related to a retail property located in the Greater Boston market, which was disposed of in March 2021. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment.

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

As of December 31, 2021, we had one retail property (Bandera Road) and one office property (1st Avenue) that met the criteria to be classified as held for sale. Both properties were sold in the first quarter of 2022. The following table summarizes the amounts held for sale as of March 31, 2022 and December 31, 2021.

	As of
(in thousands)	March 31, 2022	December 31, 2021
Net investment in real estate properties	$—	$101,690
Other assets	—	3,406
Assets held for sale	$—	$105,096
Accounts payable and accrued expenses	$—	$3,172
Intangible lease liabilities, net	—	995
Other liabilities	—	1,577
Liabilities related to assets held for sale	$—	$5,744

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

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

The following table summarizes our investments in unconsolidated joint venture partnerships as of March 31, 2022:

			Investment in Unconsolidated Joint
		Ownership	Venture Partnerships as of
($ in thousands)	Segment	Percentage	March 31, 2022	December 31, 2021
Vue 1400 JV	Residential	85%	$24,863	$26,117
Net Lease JV I	Net Lease	50%	16,445	16,267
Net Lease JV II	Net Lease	50%	49,932	15,041
Total investment in unconsolidated joint venture partnerships			$91,240	$57,425

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2022	2021	Current Maturity Date	2022	2021
Line of credit (1)	1.80%	1.35%	November 2025	$162,000	$256,000
Term loan (2)	3.24	3.16	November 2026	325,000	325,000
Term loan (3)	1.70	3.19	January 2027	200,000	200,000
Fixed-rate mortgage notes	3.49	3.49	October 2022 - May 2031	381,541	381,954
Floating-rate mortgage note (4)	2.58	2.26	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	2.78%	2.78%		$1,276,141	$1,370,554
Less: unamortized debt issuance costs				$(15,981)	$(16,762)
Add: unamortized mark-to-market adjustment on assumed debt				9,184	9,442
Total debt, net				$1,269,344	$1,363,234
Gross book value of properties encumbered by debt				$983,686	$981,927
(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. As of March 31, 2022, the unused and available portions under the line of credit were approximately $538.0 million and $447.4 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. As of March 31, 2022, the unused and available portion of this term loan was $75.0 million. Any additional amount drawn on this term loan would reduce the amount available under the line of credit in the same amount. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. As of March 31, 2022, the unused and available portion of this term loan was $200.0 million. Any additional amounts drawn on this term loan would reduce the amount available under the line of credit in the same amount. As of December 30, 2021, the weighted-average interest rate is the all-in interest rate and is fixed through interest swap agreements.

(4)	The effective interest rate is calculated based on LIBOR plus a margin. As of both March 31, 2022 and December 31, 2021, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 4.7 years as of March 31, 2022, excluding the impact of certain extension options.

As of March 31, 2022, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2022	$—	$—	$1,199	$1,199
2023	—	—	1,463	1,463
2024	—	—	129,265	129,265
2025	162,000	—	72,360	234,360
2026	—	325,000	84,214	409,214
Thereafter	—	200,000	300,640	500,640
Total principal payments	$162,000	$525,000	$589,141	$1,276,141
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023. As of March 31, 2022, our line of credit, term loans and certain of our mortgage notes have initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of March 31, 2022.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $1.0 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt. Our interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of March 31, 2022
Interest rate swaps	7	$300,000	$2,819	$1,909
Interest rate caps	2	207,600	1,709	—
Total derivative instruments	9	$507,600	$4,528	$1,909
As of December 31, 2021
Interest rate swaps	13	$500,000	$164	$11,236
Interest rate caps	2	207,600	159	—
Total derivative instruments	15	$707,600	$323	$11,236

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended
	March 31,
(in thousands)	2022	2021
Derivative instruments designated as cash flow hedges:
Gain recognized in AOCI	$10,075	$3,343
Amount reclassified from AOCI into interest expense	1,919	2,572
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	24,410	16,563
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	$1,550	$(13)

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). During the three months ended March 31, 2022 and 2021, we sold approximately $280.8 million and $51.8 million, respectively, in gross interests related to the DST Program, including interests financed by the DST Program Loans (as defined below), and incurred rent obligations of approximately $9.3 million and $6.5 million, respectively, under our master lease agreements, included in interest expense on our condensed consolidated statements of operations, with investors who are participating in the DST Program. Additionally, during the three months ended March 31, 2022 and 2021, 4.8 million partnership units (“OP Units”) in our operating partnership, AREIT Operating Partnership LP (the “Operating Partnership”) and 3.4 million OP Units, respectively were issued in exchange for DST Interests, for a net investment of $39.4 million and $25.9 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of March 31, 2022 and December 31, 2021, there were approximately $73.5 million and $62.1 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. Of the $280.8 million and $51.8 million, respectively, of gross interests sold during the three months ended March 31, 2022 and 2021, $14.8 million and $5.0 million, respectively, were financed by DST Program Loans. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income on our condensed consolidated statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

7. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2022
Assets:
Derivative instruments	$—	$4,528	$—	$4,528
Total assets measured at fair value	$—	$4,528	$—	$4,528
Liabilities:
Derivative instruments	$—	$1,909	$—	$1,909
Total liabilities measured at fair value	$—	$1,909	$—	$1,909
As of December 31, 2021
Assets:
Derivative instruments	$—	$323	$—	$323
Total assets measured at fair value	$—	$323	$—	$323
Liabilities:
Derivative instruments	$—	$11,236	$—	$11,236
Total liabilities measured at fair value	$—	$11,236	$—	$11,236

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps and interest rate caps whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See Item 3 below for further discussion of our derivative instruments.

Nonrecurring Fair Value Measurements

As of March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$107,303	$107,303	$106,463	$106,463
DST Program Loans	73,501	73,369	62,123	62,123
Liabilities:
Line of credit	$162,000	$162,000	$256,000	$256,000
Term loans	525,000	525,000	525,000	525,000
Mortgage notes	589,141	569,838	589,554	600,467
(1)	The carrying value reflects the principal amount outstanding.

8. STOCKHOLDERS’ EQUITY

Public Offering

A summary of our public offerings (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) for the three months ended March 31, 2022 is as follows:

(in thousands)	Class T	Class S	Class D	Class I	Class E	Total
Amount of gross proceeds raised:
Primary offering	$21,456	$38,506	$9,014	$40,791	$—	$109,767
DRIP	751	1,579	301	2,463	1,649	6,743
Total offering	$22,207	$40,085	$9,315	$43,254	$1,649	$116,510
Number of shares sold:
Primary offering	2,555	4,661	1,104	5,019	—	13,339
DRIP	92	193	37	302	202	826
Total offering	2,647	4,854	1,141	5,321	202	14,165

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	538	2,909	816	1,501	—	5,764
Distribution reinvestment plan	58	135	25	265	240	723
Share-based compensation	—	—	—	8	—	8
Redemptions of common stock	(43)	(117)	(40)	(343)	(1,701)	(2,244)
Conversions	(15)	—	—	15	—	—
Balance as of March 31, 2021	10,369	26,443	4,899	46,169	59,412	147,292
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	2,555	4,661	1,104	5,019	—	13,339
Distribution reinvestment plan	92	193	37	302	202	826
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(3)	(122)	(228)	(356)	(1,079)	(1,788)
Conversions	(62)	—	—	62	—	—
Balance as of March 31, 2022	19,007	40,489	7,662	59,433	55,451	182,042

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Total
(in thousands, except per share data)	Common Share (1)	Paid in Cash (2)	Distributions (3)	Shares	Distributions
2022
March 31	$0.09375	$8,837	$4,048	$6,876	$19,761
Total	$0.09375	$8,837	$4,048	$6,876	$19,761
2021
March 31	$0.09375	$7,562	$2,010	$5,526	$15,098
June 30	0.09375	7,696	2,266	5,723	15,685
September 30	0.09375	7,984	2,613	5,985	16,582
December 31	0.09375	8,265	3,331	6,361	17,957
Total	$0.37500	$31,507	$10,220	$23,595	$65,322
(1)	Amount reflects the total gross quarterly distribution rate, subject to adjustment for class-specific fees.
(2)	Amount reflects distributions paid in cash to common stockholders, net of class specific fees.
(3)	Includes other cash distributions consisting of (i) distributions paid to holders of OP Units in the Operating Partnership; and (ii) ongoing distribution fees paid to the dealer manager for our public offerings, Ares Wealth Management Solutions, LLC (the “Dealer Manager”), with respect to certain classes of our shares.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2022 and 2021. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2022	2021
Number of shares requested for redemption or repurchase	1,788	2,244
Number of shares redeemed or repurchased	1,788	2,244
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$8.15	$7.55

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the amended and restated advisory agreement, by and among the Company, the Operating Partnership and our Advisor. The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units have the ability to tender the OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Balance at beginning of the quarter	$8,994	$3,798
Settlement of prior year performance participation allocation (1)	15,327	4,608
Distributions to redeemable noncontrolling interests	(160)	(103)
Redemptions to redeemable noncontrolling interests (2)	(7,724)	—
Net income attributable to redeemable noncontrolling interests	246	134
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	119	41
Redemption value allocation adjustment to redeemable noncontrolling interests	482	(48)
Ending balance	$17,284	$8,430
(1)	The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $4.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $7.7 million.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2022	2021	March 31, 2022	December 31, 2021
Selling commissions and dealer manager fees (1)	$1,310	$406	$—	$—
Ongoing distribution fees (1)(2)	1,059	603	486	394
Advisory fees—fixed component	7,144	4,824	2,540	2,094
Performance participation allocation	12,192	1,749	12,192	15,327
Other expense reimbursements—Advisor (3)(4)	2,140	3,041	4,075	1,443
Other expense reimbursements—Dealer Manager	27	58	20	—
DST Program selling commissions, dealer manager and distribution fees (1)	7,524	1,395	224	219
Other DST Program related costs—Advisor (3)	4,922	1,019	106	87
Total	$36,318	$13,095	$19,643	$19,564
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $41.9 million and $34.1 million as of March 31, 2022 and December 31, 2021, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Includes costs reimbursed to the Advisor related to the DST Program.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described after this footnote, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended March 31, 2022, and 2021 were approximately $2.4 million and $2.5 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

Performance Participation Allocation

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. During the three months ended March 31, 2022 and 2021, the Company recognized $12.2 million and $1.7 million, respectively, of performance participation allocation expense in the Company’s condensed consolidated statements of operations as the performance hurdle was achieved as of both March 31, 2022 and 2021.

11. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income attributable to common stockholders—basic	$21,011	$17,565
Net income attributable to redeemable noncontrolling interests	246	134
Net income attributable to noncontrolling interests	3,537	1,699
Net income attributable to common stockholders—diluted	$24,794	$19,398
Weighted-average shares outstanding—basic	178,528	145,861
Incremental weighted-average shares effect of conversion of noncontrolling interests	32,148	15,228
Weighted-average shares outstanding—diluted	210,676	161,089
Net income per share attributable to common stockholders:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2022	2021
Distributions reinvested in common stock	$6,743	$5,459
Change in accrued future ongoing distribution fees	7,828	3,987
Increase in DST Program Loans receivable through DST Program capital raising	14,827	4,992
Settlement of DST Program Loans through issuance of OP Units	3,299	209
Redeemable noncontrolling interest issued as settlement of performance participation allocation	15,327	4,608
Issuances of OP Units for DST Interests	39,441	25,941

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended
	March 31,
(in thousands)	2022	2021
Beginning of period:
Cash and cash equivalents	$10,605	$11,266
Restricted cash	3,747	10,468
Cash, cash equivalents and restricted cash	$14,352	$21,734
End of period:
Cash and cash equivalents	$22,626	$17,100
Restricted cash	4,021	10,502
Cash, cash equivalents and restricted cash	$26,647	$27,602

13. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (COVID-19) pandemic. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. The COVID-19 pandemic has not had a material effect on our condensed consolidated financial statements. While we are unable to predict the impact that the COVID-19 pandemic in the United States will have on our future financial condition, results of operations and cash flows, there have not been any indications of material future economic disruptions to us related to the COVID-19 pandemic.

14. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2022.

15. SEGMENT FINANCIAL INFORMATION

Our four reportable segments are office, retail, residential and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Net investment in real estate properties, restricted cash, tenant receivables, straight-line rent receivables, and other assets directly assignable to a property are allocated to the segment groupings. Corporate items that are not directly assignable to a property, such as investment in unconsolidated joint venture partnerships, debt-related investments and DST Program Loans, are not allocated to segment groupings, but are reflected as reconciling items.

The following table reflects our total consolidated assets by business segment as of March 31, 2022 and December 31, 2021:

	As of
(in thousands)	March 31, 2022	December 31, 2021 (1)
Assets:
Office properties	$331,688	$335,811
Retail properties	618,381	639,584
Residential properties	922,842	837,491
Industrial properties	1,097,702	826,353
Corporate	308,020	351,732
Total assets	$3,278,633	$2,990,971
(1)	As of December 31, 2021, amounts held for sale are included in the corporate grouping. Refer to “Note 3” for further detail.

The following table sets forth consolidated financial results by segment for the three months ended March 31, 2022 and 2021:

(in thousands)	Office	Retail	Residential	Industrial	Consolidated
For the Three Months Ended March 31, 2022
Rental revenues	$13,633	$17,066	$16,354	$15,452	$62,505
Rental expenses	(6,192)	(4,629)	(6,944)	(3,549)	(21,314)
Net operating income	$7,441	$12,437	$9,410	$11,903	$41,191
Real estate-related depreciation and amortization	$3,997	$4,654	$8,353	$10,447	$27,451
For the Three Months Ended March 31, 2021
Rental revenues	$16,823	$17,911	$6,640	$9,058	$50,432
Rental expenses	(7,509)	(4,902)	(3,242)	(1,909)	(17,562)
Net operating income	$9,314	$13,009	$3,398	$7,149	$32,870
Real estate-related depreciation and amortization	$4,869	$4,627	$2,740	$4,497	$16,733

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income attributable to common stockholders	$21,011	$17,565
Debt-related income	(3,468)	(2,124)
Real estate-related depreciation and amortization	27,451	16,733
General and administrative expenses	2,037	2,218
Advisory fees, related party	7,144	4,824
Performance participation allocation	12,192	1,749
Acquisition costs and reimbursements	1,629	367
Impairment of real estate property	—	758
Equity in income from unconsolidated joint venture partnerships	1,010	—
Other income	(2,127)	(274)
Interest expense	24,410	16,563
Gain on sale of real estate property	(53,881)	(27,342)
Net income attributable to redeemable noncontrolling interests	246	134
Net income attributable to noncontrolling interests	3,537	1,699
Net operating income	$41,191	$32,870

16. SUBSEQUENT EVENTS

Acquisition of Properties

Subsequent to March 31, 2022, we acquired (excluding properties related to our DST Program) six residential properties and one life science property for an aggregate purchase price of approximately $638.0 million.

Renewal of and Amendment to Advisory Agreement

On May 1, 2022, the Company, the Operating Partnership and the Advisor renewed the Third Amended and Restated Advisory Agreement (2021) (“2021 Advisory Agreement”) by entering into the Amended and Restated Advisory Agreement 2022, effective as of May 1, 2022, and renewed through April 30, 2023 (the “2022 Advisory Agreement”).

In addition to the renewal, the 2022 Advisory Agreement amends the 2021 Advisory Agreement by changing the way that the Advisor is compensated for providing property accounting services with respect to certain of the Company’s real properties, which services relate to accounting for real property operations and are considered “property accounting” in the real estate industry (“Property Accounting Services”). The Property Accounting Services generally include the maintenance of the real property’s books and records in accordance with United States generally accepted accounting principles and the Company’s policies, procedures, and internal controls, in a timely manner, and the processing of property-related cash receipts and disbursements. Examples of such property accounting services include, but are not limited to, lease administration, monthly tenant billing and collections, rental revenue accounting, accounting for doubtful accounts, preparing rental expense recovery estimates and reconciliations, recording rental expenses, processing rental expense invoices and tenant reimbursement payments, accounting and budgeting for capital improvement projects, preparing and reviewing operating budgets, assisting in reporting and cash management for loan compliance purposes, and preparing account reconciliations and operating reports. Property accounting services do not include corporate-level accounting services that include, but are not limited to, consolidation, accounting and reporting analysis, and quality control reviews of accounting and reporting of third-party property accountants to ensure the accuracy, timeliness, and consistency of property accounting results. Under the amended Advisory Agreement, the Advisor will receive a property accounting fee as consideration for providing Property Accounting Services, which is equal to the difference between: (i) the property management fee charged with respect to each real property (the “Property Management Fee”), which reflects the market rate for all real property management services, including Property Accounting Services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arms-length negotiation with a third-party property management service provider (the difference between (i) and (ii), the “Property Accounting Fee”). The cost of the Property Management Fee, including the Property Accounting Fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the Property Management Fee, including the Property Accounting Fee, without reimbursement from the tenant or tenants at a real property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our” or “us” refer to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2022, our real property portfolio consisted of 72 properties, totaling approximately 14.9 million square feet located in 32 markets throughout the U.S. We also owned 56 properties through our unconsolidated joint venture partnerships as of March 31, 2022. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the three months ended March 31, 2022, we raised $109.8 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $6.7 million from the sale of common stock under our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the three months ended March 31, 2022, we sold $280.8 million of gross interests related to the DST Program, $14.8 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by segment as of March 31, 2022:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	6	6	1,463	9.8%	$34.73	77.9%	$574,900	15.1%
Retail properties	8	22	2,793	18.7	19.18	94.8	831,950	21.8
Residential properties	7	8	2,377	15.9	28.03	93.5	1,036,550	27.2
Industrial properties	23	36	8,291	55.6	6.15	97.1	1,365,950	35.9
Total real property portfolio	32	72	14,924	100.0%	$14.46	94.2%	$3,809,350	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of March 31, 2022.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail). To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests) and infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source (which may, in certain instances be our Advisor or an affiliate of Ares), subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Excluding real properties that are bought or sold during a given calendar year, unconsolidated real properties held through joint ventures or partnerships are valued by a third-party appraiser at least once per calendar year. For valuations during interim periods, either our Advisor will determine the estimated fair value of the real properties owned by unconsolidated affiliates or we will utilize interim valuations determined pursuant to valuation policies and procedures for such joint ventures or partnerships. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $3.81 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $3.33 billion, representing a difference of approximately $479.9 million, or 14.4%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2022 and December 31, 2021:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Investments in office properties	$574,900	$668,700
Investments in retail properties	831,950	890,700
Investments in residential properties	1,036,550	907,000
Investments in industrial properties	1,365,950	983,700
Total investment in real estate properties	3,809,350	3,450,100
Investment in unconsolidated joint venture partnerships	98,371	57,425
Debt-related investments	107,303	106,463
DST Program Loans	73,369	62,123
Total investments	4,088,393	3,676,111
Cash and cash equivalents	22,626	10,605
Restricted cash	4,021	3,747
Other assets	50,950	53,361
Line of credit, term loans and mortgage notes	(1,285,325)	(1,370,554)
Financing obligations associated with our DST Program	(930,259)	(682,748)
Other liabilities	(59,192)	(53,639)
Accrued performance participation allocation	(12,192)	(15,327)
Accrued advisory fees	(2,543)	(2,097)
Noncontrolling interests in consolidated joint venture partnerships	(1,211)	(1,176)
Aggregate Fund NAV	$1,875,268	$1,618,283
Total Fund Interests outstanding	215,806	197,960

The following table sets forth the NAV per Fund Interest as of March 31, 2022:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$1,875,268	$165,165	$351,835	$66,574	$516,451	$481,846	$293,397
Fund Interests outstanding	215,806	19,007	40,489	7,662	59,433	55,451	33,764
NAV Per Fund Interest	$8.69	$8.69	$8.69	$8.69	$8.69	$8.69	$8.69

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2022, we estimated approximately $41.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to modify or suspend our share redemption program at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuations of our real properties as of March 31, 2022, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.00%	6.24%	4.78%	4.75%	5.26%
Discount rate / internal rate of return	6.56%	6.89%	5.91%	5.71%	6.15%
Average holding period (years)	9.6	10.0	10.0	10.1	10.0

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.06%	2.51%	3.67%	4.02%	3.45%
	0.25% increase	(2.81)%	(2.31)%	(3.30)%	(3.62)%	(3.12)%
Discount rate (weighted-average)	0.25% decrease	2.05%	1.90%	2.02%	2.12%	2.03%
	0.25% increase	(2.00)%	(1.86)%	(1.97)%	(2.07)%	(1.98)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of March 31, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2022 was $32.0 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $32.0 million, or $0.15 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2022:

(in thousands)	As of March 31, 2022
Total stockholder's equity	$689,822
Noncontrolling interests	232,691
Total equity under GAAP	922,513

Adjustments:
Accrued distribution fee (1)	41,892
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	444,667
Accumulated depreciation and amortization (3)	458,266
Other adjustments (4)	7,930
Aggregate Fund NAV	$1,875,268
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our real estate and real estate-related investments or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $8.17 per share as of December 31, 2021 to $8.69 per share as of March 31, 2022. The increase in NAV was primarily driven by performance of our real estate portfolio, primarily as a result of above-average market rent growth and strengthening capital markets, particularly in the industrial and residential sectors. Additionally contributing to the positive performance were the dispositions of one office property, two retail properties, and a retail land parcel for net proceeds of approximately $169.4 million, which resulted in an increase to NAV, as well as the acquisitions of seven industrial properties and one residential property for an aggregate contractual purchase price of $369.5 million, which have been accretive to portfolio returns.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of March 31, 2022) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	3.65%	3.65%	15.05%	9.08%	6.55%	7.13%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	6.03%	6.03%	17.76%	9.59%	6.85%	7.28%
Difference	(2.38)%	(2.38)%	(2.71)%	(0.51)%	(0.30)%	(0.15)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	7.28%	7.28%	19.07%	10.33%	7.20%	7.27%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.74%	9.74%	21.89%	10.86%	7.50%	7.43%
Difference	(2.46)%	(2.46)%	(2.82)%	(0.53)%	(0.30)%	(0.16)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	3.65%	3.65%	15.05%	9.08%	6.55%	7.13%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	6.03%	6.03%	17.76%	9.59%	6.85%	7.28%
Difference	(2.38)%	(2.38)%	(2.71)%	(0.51)%	(0.30)%	(0.15)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	7.28%	7.28%	19.07%	10.33%	7.20%	7.27%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.74%	9.74%	21.89%	10.86%	7.50%	7.43%
Difference	(2.46)%	(2.46)%	(2.82)%	(0.53)%	(0.30)%	(0.16)%

Class D Share Total Return (3)	7.44%	7.44%	19.79%	11.00%	7.83%	7.61%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.90%	9.90%	22.62%	11.52%	8.14%	7.76%
Difference	(2.46)%	(2.46)%	(2.83)%	(0.52)%	(0.31)%	(0.15)%

Class I Share Total Return (3)	7.50%	7.50%	20.09%	11.27%	8.12%	8.01%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.97%	9.97%	22.92%	11.80%	8.43%	8.17%
Difference	(2.47)%	(2.47)%	(2.83)%	(0.53)%	(0.31)%	(0.16)%

Class E Share Return Total Return (3)	7.50%	7.50%	20.09%	11.27%	8.13%	8.06%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.97%	9.97%	22.92%	11.80%	8.44%	8.22%
Difference	(2.47)%	(2.47)%	(2.83)%	(0.53)%	(0.31)%	(0.16)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.

(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. As of March 31, 2022, contractual rent collections are consistent with average annual collections prior to the pandemic. In addition, we are pleased to report that our retail portfolio as a whole has remained stable, and many of our customers are successfully supplementing their in-store sales with e-commerce and curbside pick-up.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and residential sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, as of March 31, 2022, we directly acquired seven industrial properties and one residential property in 2022 for an aggregate contractual purchase price of $369.5 million.

RESULTS OF OPERATIONS

Summary of 2022 Activities

During the three months ended March 31, 2022, we completed the following activities:

●	We acquired seven industrial properties and one residential property comprising 1.8 million square feet for an aggregate contractual purchase price of approximately $369.5 million.
●	We sold two retail properties, one office property, and a retail land parcel for net proceeds of approximately $169.4 million and recorded a net gain on sale of approximately $53.9 million related to the sale of these properties.
●	We leased approximately 341,000 square feet, which included 86,000 square feet of new leases and 255,000 square feet of renewals. We are currently 94.2% leased as of March 31, 2022, as compared to 94.6% as of December 31, 2021.
●	We decreased our leverage ratio from 37.6% as of December 31, 2021, to 31.2% as of March 31, 2022. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised $109.8 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $6.7 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $280.8 million of gross capital through private placement offerings by selling DST Interests, $14.8 million of which were financed by DST Program Loans.
●	We redeemed 1.8 million shares of common stock at a weighted-average purchase price of $8.15 per share for an aggregate amount of $14.6 million.

In the first quarter of 2022, we elected to update the results of operations disclosure to compare the operating results for the current quarter to the immediately preceding sequential quarter. We believe this comparison provides a more relevant and informative representation of the changes to our results of operations over time.

Results for the Three months ended March 31, 2022 Compared to Prior Periods

The following table summarizes our results of operations for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021 and to the three months ended March 31, 2021. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021 presented below includes 56 properties totaling 11.8 million square feet owned as of October 1, 2021, which represented 78.9% of total rentable square feet as of March 31, 2022. The same store operating portfolio for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 presented below includes 48 properties totaling approximately 9.9 million square feet owned as of January 1, 2021, which represented 66.6% of total rentable square feet as of March 31, 2022.

	For the Three Months Ended		Change		For the Three Months Ended		Change
($ in thousands, except per square foot data)	March 31, 2022	December 31, 2021	$	%	March 31, 2022	March 31, 2021	$	%
Same store properties	$49,858	$49,625	$233	0.5	$44,017	$43,113	$904	2.1%
Non-same store properties	12,647	6,894	5,753	83.4	18,488	7,319	11,169	NM
Total rental revenues	62,505	56,519	5,986	10.6	62,505	50,432	12,073	23.9
Rental expenses:
Same store properties	(16,267)	(15,067)	(1,200)	(8.0)	(14,976)	(14,367)	(609)	(4.2)
Non-same store properties	(5,047)	(2,388)	(2,659)	NM	(6,338)	(3,195)	(3,143)	(98.4)
Total rental expenses	(21,314)	(17,455)	(3,859)	(22.1)	(21,314)	(17,562)	(3,752)	(21.4)
Net operating income:
Same store properties	33,591	34,558	(967)	(2.8)	29,041	28,746	295	1.0
Non-same store properties	7,600	4,506	3,094	68.7	12,150	4,124	8,026	NM
Total net operating income	41,191	39,064	2,127	5.4	41,191	32,870	8,321	25.3
Other income and (expenses):
Debt-related income	3,468	2,433	1,035	42.5	3,468	2,124	1,344	63.3
Real estate-related depreciation and amortization	(27,451)	(21,687)	(5,764)	(26.6)	(27,451)	(16,733)	(10,718)	(64.1)
General and administrative expenses	(2,037)	(2,215)	178	8.0	(2,037)	(2,585)	548	21.2
Advisory fees, related party	(7,144)	(6,044)	(1,100)	(18.2)	(7,144)	(6,573)	(571)	(8.7)
Performance participation allocation	(12,192)	(7,558)	(4,634)	(61.3)	(12,192)	—	(12,192)	—
Acquisition costs and reimbursements	(1,629)	(1,185)	(444)	(37.5)	(1,629)	—	(1,629)	—
Impairment of real estate property	—	—	—	—	—	(758)	758	NM
Equity in (loss) income from unconsolidated joint venture partnerships	(1,010)	114	(1,124)	NM	(1,010)	—	(1,010)	NM
Interest expense	(24,410)	(19,017)	(5,393)	(28.4)	(24,410)	(16,563)	(7,847)	(47.4)
Gain on sale of real estate property	53,881	24,536	29,345	NM	53,881	27,342	26,539	97.1
Other income	2,127	578	1,549	NM	2,127	274	1,853	NM
Total other (expenses) income	(16,397)	(30,045)	13,648	45.4	(16,397)	(13,472)	(2,925)	(21.7)
Net income	24,794	9,019	15,775	NM	24,794	19,398	5,396	27.8
Net income attributable to redeemable noncontrolling interests	(246)	(52)	(194)	NM	(246)	(134)	(112)	(83.6)
Net income attributable to noncontrolling interests	(3,537)	(1,135)	(2,402)	NM	(3,537)	(1,699)	(1,838)	NM
Net income attributable to common stockholders	$21,011	$7,832	$13,179	NM	$21,011	$17,565	$3,446	19.6
Same store supplemental data:
Same store average percentage leased	94.2%	94.8%			93.4%	94.4%
Same store average annualized base rent per square foot	$13.99	$13.93			$14.93	$14.50

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $6.0 million and $12.1 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively. For the three months ended March 31, 2022, same store revenues increased by $0.2 million, as compared to the three months ended December 31, 2021, primarily driven by increased occupancy and recovery revenue at certain of our office and retail properties in 2022. For the three months ended March 31, 2022, same store revenues increased by $0.9 million, as compared to the three months March 31, 2021, primarily driven by increased market rents and reduced rent concessions at the residential properties in the first quarter of 2022. Non-same store revenue increased by $5.8 million and $11.2 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively, as a result of net positive acquisition activity, primarily in the industrial and residential segments after accounting for dispositions, primarily in the office and retail segments.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
(in thousands)	March 31, 2022	December 31, 2021	$	%	2022	2021	$	%
Rental income	$60,752	$54,339	$6,413	11.8%	$60,752	$48,607	$12,145	25.0%
Straight-line rent	726	1,182	(456)	(38.6)	726	1,176	(450)	(38.3)
Amortization of above- and below-market intangibles	1,027	998	29	2.9	1,027	649	378	58.2
Total rental revenues	$62,505	$56,519	$5,986	10.6%	$62,505	$50,432	$12,073	23.9%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three months ended March 31, 2022 increased by $3.9 million and $3.8 million, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively, primarily due to (i) an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2021, which was partially offset by our disposition activity since January 1, 2021; and (ii) increased real estate tax expense driven by net acquisition activity and operating expenses associated with certain properties.

The following table presents the various components of our rental expenses:

	For the Three Months Ended				For the Three Months Ended
	March 31,	December 31	Change		March 31,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Real estate taxes	$8,822	$6,624	$2,198	33.2%	$8,822	$7,042	$1,780	25.3%
Repairs and maintenance	4,883	4,588	295	6.4	4,883	4,801	82	1.7
Utilities	2,530	1,861	669	35.9	2,530	1,938	592	30.5
Property management fees	1,561	1,373	188	13.7	1,561	1,220	341	28.0
Insurance	958	749	209	27.9	958	565	393	69.6
Other	2,560	2,260	300	13.3	2,560	1,996	564	28.3
Total rental expenses	$21,314	$17,455	$3,859	22.1%	$21,314	$17,562	$3,752	21.4%

Other Income and Expenses. The net amount of other expenses decreased by $13.6 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, primarily as a result of an increase in gain from disposition of $29.3 million offset by (i) an increase in real estate-related depreciation and amortization of $5.8 million driven by our net acquisition activity and lease termination amortization; (ii) an increase in interest expense of $5.4 million driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program; and (iii) an increase in performance participation allocation of $4.6 million driven by the increased performance of our portfolio.

The net amount of other expenses increased $2.9 million for the three months ended March 31, 2022, as compared to the same period in 2021, primarily as a result of (i) an increase in performance participation allocation of $12.2 million driven by the increased performance of our portfolio; (ii) an increase in real estate-related depreciation and amortization of $10.7 million driven by our net acquisition activity and lease termination amortization; and (iii) an increase in interest expense of $7.8 million driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program. The increase in these expenses was partially offset by an increase in gain from dispositions of $26.5 million.

Segment Summary for the Three months ended March 31, 2022 Compared to Prior Periods

Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. Our markets are aggregated into four reportable segments: office, retail, residential and industrial. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 15 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and net operating income (“NOI”) aggregated by segment to be the appropriate way to analyze performance. See “Additional Measures of Performance” below for detail regarding the use of NOI. The following table summarizes certain operating trends in our consolidated same store properties by segment:

	For the Three Months Ended				For the Three Months Ended
	March 31,	December 31	Change		March 31,		Change
($ in thousands, except per square foot data)	2022	2021	$	%	2022	2021	$	%
Rental revenues:
Office	$12,771	$12,753	$18	0.1%	$12,771	$12,834	$(63)	(0.5)%
Retail	16,542	16,238	304	1.9	15,254	15,218	36	0.2
Residential	7,800	7,692	108	1.4	7,800	6,640	1,160	17.5
Industrial	12,745	12,942	(197)	(1.5)	8,192	8,421	(229)	(2.7)
Total same store rental revenues	49,858	49,625	233	0.5	44,017	43,113	904	2.1
Non-same store properties	12,647	6,894	5,753	83.4	18,488	7,319	11,169	NM
Total rental revenues	$62,505	$56,519	$5,986	10.6%	$62,505	$50,432	$12,073	23.9%
NOI:
Office	$7,118	$7,498	$(380)	(5.1)%	$7,118	$7,366	$(248)	(3.4)%
Retail	12,189	12,108	81	0.7	11,185	11,445	(260)	(2.3)
Residential	4,499	4,701	(202)	(4.3)	4,499	3,398	1,101	32.4
Industrial	9,785	10,251	(466)	(4.5)	6,239	6,537	(298)	(4.6)
Total same store NOI	33,591	34,558	(967)	(2.8)	29,041	28,746	295	1.0
Non-same store properties	7,600	4,506	3,094	68.7	12,150	4,124	8,026	NM
Total NOI	$41,191	$39,064	$2,127	5.4%	$41,191	$32,870	$8,321	25.3%
Same store average percentage leased:
Office	78.4%	79.4%			78.4%	82.8%
Retail	94.7	94.4			94.7	93.8
Residential	95.1	95.6			95.1	95.0
Industrial	97.4	98.4			96.8	98.2
Same store average annualized base rent per square foot:
Office	$34.62	$34.92			$34.62	$35.12
Retail	18.82	18.46			19.55	19.34
Residential	25.11	24.91			25.11	22.70
Industrial	5.92	5.95			5.15	4.89

NM = Not meaningful

Office Segment. For the three months ended March 31, 2022, our office segment same store NOI decreased by $0.4 million and $0.2 million, respectively, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively, primarily due to reduced termination fee revenue at our Bala Pointe property and increased non-reimbursable operating expenses at our 3 Second Street property.

Retail Segment. For the three months ended March 31, 2022, our retail segment same store NOI remained consistent as compared to the three months ended December 31, 2021. For the three months ended March 31, 2022, our retail segment same store NOI decreased by $0.3 million, as compared to the three months ended March 31, 2021, primarily due to increased bad debt expense for one tenant at our Suniland Shopping Center property.

Residential Segment. For the three months ended March 31, 2022, our residential segment same store NOI decreased by $0.2 million as compared to the three months ended December 31, 2021, primarily due to increased operating expenses at two of our properties. For the three months ended March 31, 2022, our residential segment same store NOI increased by $1.1 million, as compared to the three months ended March 31, 2021, primarily due to increased market rents and reduced rent concessions at certain of our properties during the first quarter of 2022.

Industrial Segment. For the three months ended March 31, 2022, our industrial segment same store NOI decreased by $0.5 million and $0.3 million, respectively, as compared to the three months ended December 31, 2021 and March 31, 2021, respectively, primarily due to increased operating expenses specifically related to bad debt expense at our Kaiser Business Center property.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three months ended March 31, 2022 Compared to Prior Periods” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
GAAP net income (loss) attributable to common stockholders	$21,011	$17,565
GAAP net income (loss) per common share—basic and diluted	$0.12	$0.12
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$21,011	$17,565
Real estate-related depreciation and amortization	27,451	16,733
Impairment of real estate property	—	758
Gain on sale of real estate property	(53,881)	(27,342)
Noncontrolling interests’ share of net income (loss)	3,537	1,699
Redeemable noncontrolling interests' share of net income (loss)	246	134
Noncontrolling interests’ share of NAREIT FFO	261	(836)
Redeemable noncontrolling interests' share of NAREIT FFO	16	(66)
NAREIT FFO attributable to common stockholders—basic	(1,359)	8,645
NAREIT FFO attributable to noncontrolling interests	(277)	902
NAREIT FFO	$(1,636)	$9,547
Weighted-average shares outstanding—basic	178,528	145,861
Weighted-average shares outstanding—diluted	210,676	161,089
NAREIT FFO per common share—basic and diluted	$(0.01)	$0.06

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2022, we had approximately $1.4 million of borrowings coming due in the next 12 months, including scheduled amortization payments. We expect to be able to repay our principal obligations over the next 12 months and beyond through operating cash flows, refinancings and/or disposition proceeds.

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

As of March 31, 2022, contractual rent collections are consistent with average annual collections prior to the pandemic. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of March 31, 2022, our financial position was strong with 31.2% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.2% leased as of March 31, 2022 and is diversified across 72 properties totaling 14.9 million square feet across 32 geographic markets. Our properties contain a diverse roster of 403 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 35.9% industrial, 27.2% residential, 21.8% retail which is primarily grocery-anchored, and 15.1% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Total cash provided by (used in):
Operating activities	$24,403	$7,659	$16,744
Investing activities	(241,166)	(7,704)	(233,462)
Financing activities	229,058	5,913	223,145
Net (decrease) increase in cash, cash equivalents and restricted cash	$12,295	$5,868	$6,427

Net cash provided by operating activities increased by approximately $16.7 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to growth in our property operations as a result of our acquisition activity over the last year.

Net cash used in investing activities increased by approximately $233.5 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to (i) an increase in acquisition activity of $318.2 million; and (ii) investment activity related to our investment in unconsolidated joint venture partnerships for $35.1 million that we entered into in the fourth quarter of 2021. These drivers were partially offset by an increase in net disposition proceeds of $120.5 million.

Net cash provided by financing activities increased by approximately $223.1 million for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to an increase in net offering activity from our DST Program and public offering of $271.2 million, partially offset by a $41.6 million net decrease in net borrowing activity.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2022, we had an aggregate of $1.5 billion of commitments under our unsecured credit agreement, including $700.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $162.0 million outstanding under our line of credit; and (ii) $525.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 2.45%, which includes the effect of the interest rate swap agreements related to $300.0 million in borrowings under our term loans.

As of March 31, 2022, the unused and available portions under our line of credit were $538.0 million and $447.4 million, respectively. Our $700.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023. As of March 31, 2022, our line of credit, term loans and certain of our mortgage notes have an initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of March 31, 2022, we had property-level borrowings of approximately $589.1 million outstanding with a weighted-average remaining term of approximately 5.0 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.17%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 31.2% as of March 31, 2022. Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future.

Offering Proceeds. For the three months ended March 31, 2022, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $116.5 million ($109.9 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
(in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$12,885	65.2%	$9,572	63.4%
Reinvested in shares	6,876	34.8	5,526	36.6
Total	$19,761	100.0%	$15,098	100.0%
Sources of Cash Distributions
Cash flows from operating activities	$12,885	100.0%	$7,659	80.0%
Borrowings	—	—	1,913	20.0
Total	$12,885	100.0%	$9,572	100.0%

(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.

For the three months ended March 31, 2022, our FFO loss was $1.6 million, or 8.3% of our total distributions, and, for the three months ended March 31, 2021, our FFO income was $9.5 million, or 63.2% of our total distributions. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2022 and 2021. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2022	2021
Number of shares requested for redemption or repurchase	1,788	2,244
Number of shares redeemed or repurchased	1,788	2,244
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Average redemption or repurchase price per share	$8.15	$7.55

For the three months ended March 31, 2022 and 2021, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $14.6 million and $16.9 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

SUBSEQUENT EVENTS

Acquisition of Property

See “Note 16 to the Consolidated Financial Statements” for information regarding subsequent events.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. As of March 31, 2022, our critical accounting estimates have not changed from those described in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2022, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of March 31, 2022, our fixed interest rate debt consisted of $381.5 million under our mortgage notes and $300.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 53.4% of our total consolidated debt as of March 31, 2022. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $666.1 million and $681.5 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2022. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2022, our consolidated variable interest rate debt consisted of $162.0 million of borrowings under our line of credit, $225.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 46.6% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of March 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $594.6 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2022, would increase our annual interest expense by approximately $1.5 million.

Derivative Instruments. As of March 31, 2022, we had nine outstanding derivative instruments with a total notional amount of $507.6 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

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

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. Further, our board of directors may modify or suspend our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

The table below summarizes the redemption activity for the three months ended March 31, 2022, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
January 31, 2022	600	$8.03	600	—
February 28, 2022	717	8.17	717	—
March 31, 2022 (3)	471	8.25	471	—
Total	1,788	$8.15	1,788	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in March 2022 are considered redeemed on April 1, 2022 and are not included in the table above.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States’ economic sanctions during the quarterly period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. The description that follows has been provided to us by Ares.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has a customer contract with Melli Bank Plc. Melli Bank Plc has been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13224. Daisy generated a total of £41,546 in annual revenues in 2021 (less than 0.01% of Daisy’s annual revenues) from its dealings with Melli Bank Plc and de minimis net profits. Daisy entered into the customer contract with Melli Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Melli Bank Plc on February 26, 2022. Following termination of the contract, Daisy has not engaged and does not intend to engage in any further dealings or transactions with Melli Bank Plc.

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

4.2	Third Amended and Restated Share Redemption Program effective as of December 1, 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on March 15, 2022.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

Exhibit Number	Description

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 11, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

May 11, 2022	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

May 11, 2022	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)