Form 10-Q
period 2022-06-30
Ares Real Estate Income Trust Inc.
filed 2022-08-11
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

Or

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission File No. 000-52596

ARES REAL ESTATE INCOME TRUST INC.

(Exact name of registrant as specified in its charter)

Maryland	30-0309068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, CO	80202
(Address of principal executive offices) 518 Seventeenth Street, 17th Floor, Denver, CO 80202 (Former name or address, if changed from last report)	(Zip Code)

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

As of August 5, 2022, there were 23,611,264 shares of the registrant’s Class T common stock, 47,462,301 shares of the registrant’s Class S common stock, 7,930,514 shares of the registrant’s Class D common stock, 67,433,776 shares of the registrant’s Class I common stock and 54,063,048 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2022	2021
	(Unaudited)
ASSETS
Net investment in real estate properties	$3,659,577	$2,589,826
Investment in unconsolidated joint venture partnerships	105,404	57,425
Debt-related investments, net	108,206	105,752
Cash and cash equivalents	19,529	10,605
Restricted cash	4,909	3,747
DST Program Loans	86,706	62,123
Other assets	57,732	56,397
Assets held for sale	—	105,096
Total assets	$4,042,063	$2,990,971
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$60,423	$38,182
Debt, net	1,765,292	1,363,234
Intangible lease liabilities, net	46,605	47,499
Financing obligations, net	1,052,194	661,075
Other liabilities	98,452	89,817
Liabilities related to assets held for sale	—	5,744
Total liabilities	3,022,966	2,205,551
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	18,164	8,994
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 21,672 shares and 16,425 shares issued and outstanding, respectively	217	164
Class S common stock, $0.01 par value—500,000 shares authorized, 46,163 shares and 35,757 shares issued and outstanding, respectively	462	358
Class D common stock, $0.01 par value—500,000 shares authorized, 7,947 shares and 6,749 shares issued and outstanding, respectively	79	67
Class I common stock, $0.01 par value—500,000 shares authorized, 64,741 shares and 54,406 shares issued and outstanding, respectively	647	544
Class E common stock, $0.01 par value—500,000 shares authorized, 54,578 shares and 56,328 shares issued and outstanding, respectively	546	563
Additional paid-in capital	1,655,295	1,457,296
Distributions in excess of earnings	(882,795)	(865,844)
Accumulated other comprehensive loss	(1,703)	(13,418)
Total stockholders’ equity	772,748	579,730
Noncontrolling interests	228,185	196,696
Total equity	1,000,933	776,426
Total liabilities and equity	$4,042,063	$2,990,971

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Rental revenues	$73,494	$48,629	$135,999	$99,061
Debt-related income	846	2,319	4,314	4,443
Total revenues	74,340	50,948	140,313	103,504
Operating expenses:
Rental expenses	24,896	16,914	46,210	34,476
Real estate-related depreciation and amortization	36,903	17,174	64,354	33,907
General and administrative expenses	2,594	2,181	4,631	4,399
Advisory fees	8,227	5,085	15,370	9,909
Performance participation allocation	6,186	2,246	18,379	3,995
Acquisition costs and reimbursements	1,093	346	2,722	713
Impairment of real estate property	—	—	—	758
Total operating expenses	79,899	43,946	151,666	88,157
Other expenses (income):
Equity in income from unconsolidated joint venture partnerships	(1,718)	—	(708)	—
Interest expense	33,774	17,048	58,184	33,611
Gain on sale of real estate property	(29,643)	—	(83,524)	(27,342)
Gain on extinguishment of debt and financing commitments, net	8	—	8	—
Other income	(1,413)	(476)	(3,540)	(750)
Total other expenses (income)	1,008	16,572	(29,580)	5,519
Net (loss) income	(6,567)	(9,570)	18,227	9,828
Net loss (income) attributable to redeemable noncontrolling interests	60	64	(186)	(70)
Net loss (income) attributable to noncontrolling interests	919	923	(2,618)	(776)
Net (loss) income attributable to common stockholders	$(5,588)	$(8,583)	$15,423	$8,982
Weighted-average shares outstanding—basic	191,158	150,126	184,878	148,005
Weighted-average shares outstanding—diluted	224,857	167,387	217,806	164,255
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.03)	$(0.06)	$0.08	$0.06

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(6,567)	$(9,570)	$18,227	$9,828
Change from cash flow hedging activities	1,819	2,031	13,813	7,946
Comprehensive (loss) income	(4,748)	(7,539)	32,040	17,774
Comprehensive loss (income) attributable to redeemable noncontrolling interests	43	50	(322)	(125)
Comprehensive loss (income) attributable to noncontrolling interests	680	701	(4,580)	(1,537)
Comprehensive (loss) income attributable to common stockholders	$(4,025)	$(6,788)	$27,138	$16,112

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	147,292	$1,473	$1,298,328	$(837,019)	$(22,096)	$119,665	$560,351
Net loss (excluding $64 attributable to redeemable noncontrolling interest)	—	—	—	(8,583)	—	(923)	(9,506)
Change from cash flow hedging activities (excluding $14 attributable to redeemable noncontrolling interest)	—	—	—	—	1,795	222	2,017
Issuance of common stock	7,161	71	54,859	—	—	—	54,930
Share-based compensation	—	—	38	—	—	—	38
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,269)	—	—	—	(1,269)
Trailing distribution fees	—	—	(2,826)	655	—	—	(2,171)
Redemptions of common stock	(2,432)	(24)	(18,427)	—	—	—	(18,451)
Issuances of OP Units for DST Interests	—	—	—	—	—	—	—
Distributions declared on common stock and noncontrolling interests (excludes $105 attributable to redeemable noncontrolling interest)	—	—	—	(14,074)	—	(1,520)	(15,594)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(233)	—	—	—	(233)
Redemptions of noncontrolling interests	—	—	(57)	—	—	(1,138)	(1,195)
Balance as of June 30, 2021	152,021	$1,520	$1,330,413	$(859,021)	$(20,301)	$116,306	$568,917
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	182,042	$1,820	$1,551,814	$(860,546)	$(3,266)	$232,692	$922,514
Net loss (excluding $60 attributable to redeemable noncontrolling interest)	—	—	—	(5,588)		(919)	(6,507)
Change from cash flow hedging activities (excluding $17 attributable to redeemable noncontrolling interest)	—	—	—	—	1,563	239	1,802
Issuance of common stock	14,679	147	127,869	—	—	—	128,016
Share-based compensation	—	—	50	—	—	—	50
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,821)	—	—	—	(3,821)
Trailing distribution fees	—	—	(5,335)	1,259	—	—	(4,076)
Redemptions of common stock	(1,620)	(16)	(13,929)	—	—		(13,945)
Issuances of OP Units for DST Interests	—	—	—	—	—	—	—
Other noncontrolling interests net distributions	—	—	—	—	—	(40)	(40)
Distributions declared on common stock and noncontrolling interests (excludes $191 attributable to redeemable noncontrolling interest)	—	—	—	(17,920)		(2,966)	(20,886)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(1,114)	—	—	—	(1,114)
Redemptions of noncontrolling interests	—	—	(239)	—	—	(821)	(1,060)
Balance as of June 30, 2022	195,101	$1,951	$1,655,295	$(882,795)	$(1,703)	$228,185	$1,000,933

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)	$96,242	$497,891
Net income (excluding $70 attributable to redeemable noncontrolling interest)	—	—	—	8,982	—	776	9,758
Change from cash flow hedging activities (excluding $55 attributable to redeemable noncontrolling interest)	—	—	—	—	7,130	761	7,891
Issuance of common stock	13,648	136	104,148	—	—	—	104,284
Share-based compensation	8	—	85	—	—	—	85
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,300)	—	—	—	(2,300)
Trailing distribution fees	—	—	(5,008)	1,241	—	(2,404)	(6,171)
Redemptions of common stock	(4,676)	(46)	(35,334)	—	—	—	(35,380)
Issuances of OP Units for DST Interests	—	—	—	—	—	25,941	25,941
Distributions declared on common stock and noncontrolling interests (excludes $208 attributable to redeemable noncontrolling interest)	—	—	—	(27,748)	—	(2,827)	(30,575)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(185)	—	—	—	(185)
Redemptions of noncontrolling interests	—	—	(139)	—	—	(2,183)	(2,322)
Balance as of June 30, 2021	152,021	$1,520	$1,330,413	$(859,021)	$(20,301)	$116,306	$568,917
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	169,665	$1,696	$1,457,296	$(865,844)	$(13,418)	$196,696	$776,426
Net income (excluding $186 attributable to redeemable noncontrolling interest)	—	—	—	15,423		2,618	18,041
Change from cash flow hedging activities (excluding $136 attributable to redeemable noncontrolling interest)	—	—	—	—	11,715	1,962	13,677
Issuance of common stock	28,844	289	244,237	—	—	—	244,526
Share-based compensation	—	—	100	—	—	—	100
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,401)	—	—	—	(5,401)
Trailing distribution fees	—	—	(10,372)	2,289	—	(3,823)	(11,906)
Redemptions of common stock	(3,408)	(34)	(28,466)	—	—		(28,500)
Issuances of OP Units for DST Interests	—	—	—	—	—	39,441	39,441
Other noncontrolling interests net distributions	—	—	—	—	—	(23)	(23)
Distributions declared on common stock and noncontrolling interests (excludes $351 attributable to redeemable noncontrolling interest)	—	—	—	(34,663)	—	(5,824)	(40,487)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(1,596)	—	—		(1,596)
Redemptions of noncontrolling interests	—	—	(503)	—	—	(2,862)	(3,365)
Balance as of June 30, 2022	195,101	$1,951	$1,655,295	$(882,795)	$(1,703)	$228,185	$1,000,933

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities:
Net income	$18,227	$9,828
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate-related depreciation and amortization	64,354	33,907
Straight-line rent and amortization of above- and below-market leases	(4,018)	(3,177)
Gain on sale of real estate property	(83,524)	(27,342)
Performance participation allocation	18,379	3,995
Equity in income of unconsolidated joint venture partnership	(708)	—
Impairment of real estate property	—	758
Amortization of debt and financing obligation costs	7,478	6,104
Amortization of UPREIT valuation adjustment	8,686	(282)
Other	1,463	(3,245)
Changes in operating assets and liabilities	19,283	1,317
Net cash provided by operating activities	49,620	21,863
Investing activities:
Real estate acquisitions	(1,180,365)	(162,664)
Capital expenditures	(13,960)	(14,840)
Proceeds from disposition of real estate property	251,822	48,960
Principal collections on debt-related investments	1,336	2,406
Investment in unconsolidated joint venture partnerships	(47,904)	—
Investment in debt-related investments	(3,655)	(402)
Other	(48)	(10)
Net cash used in investing activities	(992,774)	(126,550)
Financing activities:
Repayments of mortgage notes	(1,157)	(1,597)
Net proceeds from (repayments of) line of credit	127,000	(23,000)
Proceeds from term loan	275,000	—
Redemptions of common stock	(28,500)	(35,380)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(23,274)	(18,041)
Proceeds from issuance of common stock	230,603	93,179
Proceeds from financing obligations, net	393,330	100,302
Offering costs for issuance of common stock and private placements	(8,667)	(5,376)
Redemption of noncontrolling interests	(3,365)	(2,322)
Redemption of redeemable noncontrolling interests	(7,724)	—
Deferred financing costs paid	(6)	—
Other	—	(2,464)
Net cash provided by financing activities	953,240	105,301
Net increase in cash, cash equivalents and restricted cash	10,086	614
Cash, cash equivalents and restricted cash, at beginning of period	14,352	21,734
Cash, cash equivalents and restricted cash, at end of period	$24,438	$22,348

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

Reclassifications

Certain items in our condensed consolidated statements of operations, condensed consolidated statements of equity and condensed consolidated statements of cash flows for the three and six months ended June 30, 2021 have been reclassified to conform to the 2022 presentation.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 3” for detail relating to our real estate properties held for sale.

	As of,
(in thousands)	June 30, 2022	December 31, 2021
Land	$699,259	$583,728
Buildings and improvements	3,137,777	2,180,358
Intangible lease assets	317,840	284,128
Right of use asset	13,637	13,637
Investment in real estate properties	4,168,513	3,061,851
Accumulated depreciation and amortization	(508,936)	(472,025)
Net investment in real estate properties	$3,659,577	$2,589,826

Acquisitions

During the six months ended June 30, 2022, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2022 Acquisitions:
Skye 750	Residential	1/5/2022	$92,845
Arabelle City Center	Residential	4/12/2022	156,781
Dallas Cityline	Residential	4/13/2022	111,093
Dallas Wycliff	Residential	4/13/2022	94,083
Dallas Maple District	Residential	4/13/2022	93,089
San Vance	Residential	4/13/2022	77,586
San Stone Oak	Residential	4/13/2022	72,605
General Washington IC	Industrial	1/7/2022	11,051
Western Foods Center	Industrial	1/14/2022	39,298
Orlando I & II LC	Industrial	2/17/2022	94,759
Orlando III & IV LC	Industrial	2/17/2022	42,347
Orlando V LC	Industrial	2/17/2022	34,828
Orlando VI LC	Industrial	2/17/2022	28,694
Orlando VII LC	Industrial	2/17/2022	23,532
1403 Gillingham Lane	Industrial	6/10/2022	20,550
Industrial Drive IC	Industrial	6/17/2022	4,018
Glen Afton IC	Industrial	6/17/2022	22,036
East 56th Ave IC	Industrial	6/17/2022	19,041
Brockton IC	Industrial	6/17/2022	6,522
Pine Vista IC	Industrial	6/17/2022	18,790
Tri-County Parkway IC	Industrial	6/17/2022	12,784
Miami NW 114th IC	Industrial	6/17/2022	12,022
North Harney IC	Industrial	6/17/2022	8,026
Wes Warren Drive IC	Industrial	6/17/2022	7,515
Enterprise Way IC	Industrial	6/17/2022	6,519
New Albany IC	Industrial	6/17/2022	17,544
Maplewood Drive IC	Industrial	6/17/2022	5,514
1801 N. 5th Street	Industrial	6/24/2022	23,305
350 Carter Road	Office	4/27/2022	31,256
Total 2022 acquisitions			$1,188,033
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.

During the six months ended June 30, 2022, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Six Months Ended
($ in thousands)	June 30, 2022
Land	$152,767
Building	999,305
Intangible lease assets	41,439
Above-market lease assets	696
Below-market lease liabilities	(6,174)
Total purchase price (1)	$1,188,033
(1)	There was no debt assumed in connection with the 2022 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2022, as of the respective date of each acquisition, was 5.2 years.

Dispositions

During the six months ended June 30, 2022, we sold five retail properties, one office property and one retail land parcel for net proceeds of approximately $251.8 million. We recorded a net gain on sale of approximately $83.5 million.

During the six months ended June 30, 2021, we sold one retail property and one industrial property for net proceeds of approximately $49.0 million. We recorded a net gain on sale of approximately $27.3 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, excluding properties classified as held for sale, as of June 30, 2022 and December 31, 2021 include the following:

	As of June 30, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$294,941	$(198,710)	$96,231	$261,401	$(186,820)	$74,581
Above-market lease assets	22,899	(19,337)	3,562	22,727	(19,507)	3,220
Below-market lease liabilities	(78,286)	31,681	(46,605)	(80,206)	32,707	(47,499)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,240	$693	$1,966	$1,869
Above-market lease amortization	(185)	(87)	(354)	(189)
Below-market lease amortization	1,210	746	2,406	1,497
Real estate-related depreciation and amortization:
Depreciation expense	$25,349	$14,054	$45,547	$27,408
Intangible lease asset amortization	11,554	3,120	18,807	6,499

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

As of December 31, 2021, we had one retail property (Bandera Road) and one office property (1st Avenue) that met the criteria to be classified as held for sale. Both properties were sold in the first quarter of 2022. The following table summarizes the amounts held for sale as of June 30, 2022 and December 31, 2021:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Net investment in real estate properties	$—	$101,690
Other assets	—	3,406
Assets held for sale	$—	$105,096
Accounts payable and accrued expenses	$—	$3,172
Intangible lease liabilities, net	—	995
Other liabilities	—	1,577
Liabilities related to assets held for sale	$—	$5,744

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

The following table summarizes our investments in unconsolidated joint venture partnerships as of June 30, 2022 and December 31, 2021:

			Investment in Unconsolidated Joint
		Ownership	Venture Partnerships as of
($ in thousands)	Segment	Percentage	June 30, 2022	December 31, 2021
Vue 1400 JV	Residential	85%	$25,845	$26,117
Net Lease JV I	Net Lease	50%	16,393	16,267
Net Lease JV II	Net Lease	50%	63,166	15,041
Total investment in unconsolidated joint venture partnerships			$105,404	$57,425

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2022	2021	Current Maturity Date	2022	2021
Line of credit (1)	3.04%	1.35%	November 2025	$383,000	$256,000
Term loan (2)	3.24	3.16	November 2026	400,000	325,000
Term loan (3)	2.99	3.19	January 2027	400,000	200,000
Fixed-rate mortgage notes	3.48	3.49	October 2022 - May 2031	380,797	381,954
Floating-rate mortgage note (4)	3.92	2.26	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	3.27%	2.78%		$1,771,397	$1,370,554
Less: unamortized debt issuance costs				$(15,030)	$(16,762)
Add: unamortized mark-to-market adjustment on assumed debt				8,925	9,442
Total debt, net				$1,765,292	$1,363,234
Gross book value of properties encumbered by debt				$966,932	$981,927

(1)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”), plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. As of June 30, 2022, the unused and available portions under the line of credit were approximately $317.0 million and $316.8 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on LIBOR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million.
(4)	The effective interest rate is calculated based on LIBOR plus a margin. As of both June 30, 2022 and December 31, 2021, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 4.3 years as of June 30, 2022, excluding the impact of certain extension options.

As of June 30, 2022, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2022	$—	$—	$455	$455
2023	—	—	1,463	1,463
2024	—	—	129,265	129,265
2025	383,000	—	72,360	455,360
2026	—	400,000	84,214	484,214
Thereafter	—	400,000	300,640	700,640
Total principal payments	$383,000	$800,000	$588,397	$1,771,397
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023. As of June 30, 2022, our line of credit, term loans and certain of our mortgage notes have initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR. In July 2022, we amended our credit facility and changed the calculation of our effective interest rate to replace LIBOR with SOFR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of June 30, 2022.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $2.9 million will be reclassified as an decrease to interest expense related to active effective hedges of existing floating-rate debt. Our interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount (1)	Other Assets	Other Liabilities
As of June 30, 2022
Interest rate swaps	12	$300,000	$4,735	$2,019
Interest rate caps	2	207,600	2,690	—
Total derivative instruments	14	$507,600	$7,425	$2,019
As of December 31, 2021
Interest rate swaps	13	$500,000	$164	$11,236
Interest rate caps	2	207,600	159	—
Total derivative instruments	15	$707,600	$323	$11,236

(1)	Excludes $350.0 million of notional amount for five interest rate swaps entered into in June 2022 with an effective date in July 2022.

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$787	$(600)	$10,862	$2,743
Amount reclassified from AOCI into interest expense	1,032	2,631	2,951	5,203
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	33,774	17,048	58,184	33,611
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	$982	$—	$2,532	$(13)

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”).

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of June 30, 2022 and December 31, 2021, there were approximately $86.7 million and $62.1 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income on our condensed consolidated statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

The following table presents our DST Program activity for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
DST Interests sold	$161,861	$63,107	$442,663	$114,923
DST Interests financed by DST Program Loans	13,205	6,764	28,032	11,756
Income earned from DST Program Loans (1)	833	538	1,501	1,009
Rent obligation incurred under master lease agreements (2)	11,603	6,862	20,857	13,336

(1) Included in other income and expenses on condensed consolidated statements of operations.

(2) Included in interest expense on condensed consolidated statements of operations.

Additionally, during the six months ended June 30, 2022 and 2021, 4.8 million partnership units (“OP Units”) in our operating partnership, AREIT Operating Partnership LP (the “Operating Partnership”) and 3.4 million OP Units, respectively were issued in exchange for DST Interests, for a net investment of $39.4 million and $25.9 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

7. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2022
Assets:
Derivative instruments	$—	$7,425	$—	$7,425
Total assets measured at fair value	$—	$7,425	$—	$7,425
Liabilities:
Derivative instruments	$—	$2,019	$—	$2,019
Total liabilities measured at fair value	$—	$2,019	$—	$2,019
As of December 31, 2021
Assets:
Derivative instruments	$—	$323	$—	$323
Total assets measured at fair value	$—	$323	$—	$323
Liabilities:
Derivative instruments	$—	$11,236	$—	$11,236
Total liabilities measured at fair value	$—	$11,236	$—	$11,236

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

Nonrecurring Fair Value Measurements

As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$108,782	$108,782	$106,463	$106,463
DST Program Loans	86,706	85,344	62,123	62,123
Liabilities:
Line of credit	$383,000	$383,000	$256,000	$256,000
Term loans	800,000	798,603	525,000	525,000
Mortgage notes	588,397	552,816	589,554	600,467
(1)	The carrying value reflects the principal amount outstanding.

8. EQUITY

Public Offerings

We intend to conduct a continuous public offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On May 3, 2022, the SEC declared our registration statement on Form S-11 with respect to our fourth public offering of up to $10.0 billion of shares of its common stock effective, and the fourth public offering commenced the same day. We ceased selling shares of our common stock under our third public offering of up to $3.0 billion of shares immediately upon the effectiveness of the registration statement for the fourth public offering. Under the fourth public offering, we are offering up to $8.5 billion of shares of our common stock in the primary offering and up to $1.5 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares, Class S shares, and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

Pursuant to our public offerings, we offered and continue to offer shares of our common stock at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the six months ended June 30, 2022, we raised gross proceeds of approximately $244.5 million from the sale of approximately 28.8 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $13.9 million.

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	10,369	26,443	4,899	46,169	59,412	147,292
Issuance of common stock:
Primary shares	1,378	2,719	640	1,680	—	6,417
Distribution reinvestment plan	61	147	29	277	230	744
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(56)	(351)	(59)	(441)	(1,525)	(2,432)
Conversions	(60)	—	—	60	—	—
Balance as of June 30, 2021	11,692	28,958	5,509	47,745	58,117	152,021
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	19,007	40,489	7,662	59,433	55,451	182,042
Issuance of common stock:
Primary shares	2,634	5,663	388	5,165	—	13,850
Distribution reinvestment plan	100	200	38	305	186	829
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(30)	(189)	(141)	(201)	(1,059)	(1,620)
Conversions	(39)	—	—	39	—	—
Balance as of June 30, 2022	21,672	46,163	7,947	64,741	54,578	195,101
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	1,916	5,628	1,456	3,181	—	12,181
Distribution reinvestment plan	119	282	54	542	470	1,467
Share-based compensation	—	—	—	8	—	8
Redemptions of common stock	(99)	(468)	(99)	(784)	(3,226)	(4,676)
Conversions	(75)	—	—	75	—	—
Balance as of June 30, 2021	11,692	28,958	5,509	47,745	58,117	152,021
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	5,189	10,324	1,493	10,183	—	27,189
Distribution reinvestment plan	192	393	75	607	388	1,655
Share-based compensation	—	—	—	—	—	—
Redemptions of common stock	(33)	(311)	(370)	(556)	(2,138)	(3,408)
Conversions	(101)	—	—	101	—	—
Balance as of June 30, 2022	21,672	46,163	7,947	64,741	54,578	195,101

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
Total	$0.18750	$18,136	$6,175	$14,238	$2,289	$40,838
2021
March 31	$0.09375	$7,562	$1,424	$5,526	$586	$15,098
June 30	0.09375	7,696	1,611	5,723	655	15,685
September 30	0.09375	7,984	1,854	5,985	759	16,582
December 31	0.09375	8,265	2,446	6,361	885	17,957
Total	$0.37500	$31,507	$7,335	$23,595	$2,885	$65,322
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share, and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2022 and 2021. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2022	2021
Number of shares requested for redemption or repurchase	3,408	4,676
Number of shares redeemed or repurchased	3,408	4,676
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Aggregate dollar amount of shares redeemed or repurchased	$28,500	$35,380
Average redemption or repurchase price per share	$8.37	$7.57

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

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
($ in thousands)	2022	2021
Balance at beginning of the year	$8,994	$3,798
Settlement of prior year performance participation allocation (1)	15,327	4,608
Distributions to redeemable noncontrolling interests	(351)	(208)
Redemptions to redeemable noncontrolling interests (2)	(7,724)	—
Net income attributable to redeemable noncontrolling interests	186	70
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	136	55
Redemption value allocation adjustment to redeemable noncontrolling interests	1,596	185
Ending balance	$18,164	$8,508
(1)	The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $4.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $7.7 million.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Selling commissions and dealer manager fees (1)	$1,556	$615	$2,866	$1,021	$—	$—
Ongoing distribution fees (1)(2)	1,270	673	2,329	1,276	547	394
Advisory fees—fixed component	8,227	5,085	15,370	9,909	2,817	2,094
Performance participation allocation	6,186	2,246	18,379	3,995	18,379	15,327
Other expense reimbursements—Advisor (3)(4)	3,206	2,792	5,346	5,833	7,908	1,443
Other expense reimbursements—Dealer Manager	143	84	170	142	170	—
Property accounting fee (5)	303	—	303	—	303	—
DST Program selling commissions, dealer manager and distribution fees (1)	5,660	1,921	13,184	3,316	268	219
Other DST Program related costs—Advisor (4)	3,478	1,249	8,400	2,268	143	87
Total	$30,029	$14,665	$66,347	$27,760	$30,535	$19,564
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $46.0 million and $34.1 million as of June 30, 2022 and December 31, 2021, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described after this footnote, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended June 30, 2022, and 2021 were approximately $2.9 million and $2.2 million, respectively. Amounts incurred related to these compensation expenses for the six months ended June 30, 2022, and 2021 were approximately $5.4 million and $4.7 million, respectively No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

Property-Level Accounting Services. Pursuant to the Advisory Agreement (2022) effective as of May 1, 2022, we have agreed to pay the Advisor a property accounting fee in connection with providing services related to accounting for real property operations, including the maintenance of the real property’s books and records in accordance with GAAP and our policies, procedures, and internal controls, in a timely manner, and the processing of real property-related cash receipts and disbursements. The property accounting fee is equal to the difference between: (i) the property management fee charged with respect to each real property, which reflects the market rate for all real property management services, including property-level accounting services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arm’s length negotiation with a third party property management service provider (the difference between (i) and (ii), the “property accounting fee”).

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. As the performance hurdle was achieved as of both June 30, 2022 and 2021, we recognized approximately $6.2 million and $2.2 million for the three months ended June 30, 2022 and 2021, respectively, and $18.4 million and $4.0 million for the six months ended June 30, 2022 and 2021, respectively, of performance participation allocation expense in our condensed consolidated statements of operations.

11. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders—basic	$(5,588)	$(8,583)	$15,423	$8,982
Net (loss) income attributable to redeemable noncontrolling interests	(60)	(64)	186	70
Net (loss) income attributable to noncontrolling interests	(919)	(923)	2,618	776
Net (loss) income attributable to common stockholders—diluted	$(6,567)	$(9,570)	$18,227	$9,828
Weighted-average shares outstanding—basic	191,158	150,126	184,878	148,005
Incremental weighted-average shares effect of conversion of noncontrolling interests	33,699	17,261	32,928	16,250
Weighted-average shares outstanding—diluted	224,857	167,387	217,806	164,255
Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$(0.06)	$0.08	$0.06
Diluted	$(0.03)	$(0.06)	$0.08	$0.06

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2022	2021
Distributions reinvested in common stock	$13,922	$11,105
Change in accrued future ongoing distribution fees	11,908	6,158
Net increase in DST Program Loans receivable through DST Program capital raising	28,032	11,756
Settlement of DST Program Loans through issuance of OP Units	3,299	209
Redeemable noncontrolling interest issued as settlement of performance participation allocation	15,327	4,608
Issuances of OP Units for DST Interests	39,441	25,941

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended
	June 30,
(in thousands)	2022	2021
Beginning of period:
Cash and cash equivalents	$10,605	$11,266
Restricted cash	3,747	10,468
Cash, cash equivalents and restricted cash	$14,352	$21,734
End of period:
Cash and cash equivalents	$19,529	$11,784
Restricted cash	4,909	10,564
Cash, cash equivalents and restricted cash	$24,438	$22,348

13. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2022.

14. SEGMENT FINANCIAL INFORMATION

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

The following table reflects our total consolidated assets by business segment as of June 30, 2022 and December 31, 2021:

	As of
(in thousands)	June 30, 2022	December 31, 2021 (1)
Assets:
Office properties	$365,378	$335,811
Retail properties	558,072	639,584
Residential properties	1,514,570	837,491
Industrial properties	1,277,062	826,353
Corporate	326,981	351,732
Total assets	$4,042,063	$2,990,971

(1)	As of December 31, 2021, amounts held for sale are included in the corporate grouping. Refer to “Note 3” for further detail.

The following table sets forth consolidated financial results by segment for the three and six months ended June 30, 2022 and 2021:

(in thousands)	Office	Retail	Residential	Industrial	Consolidated
For the Three Months Ended June 30, 2022
Rental revenues	$13,148	$16,509	$25,824	$18,013	$73,494
Rental expenses	(5,772)	(3,776)	(11,059)	(4,289)	(24,896)
Net operating income	$7,376	$12,733	$14,765	$13,724	$48,598
Real estate-related depreciation and amortization	$4,243	$4,474	$16,038	$12,148	$36,903
For the Three Months Ended June 30, 2021
Rental revenues	$15,953	$17,010	$7,008	$8,658	$48,629
Rental expenses	(7,496)	(4,292)	(3,167)	(1,959)	(16,914)
Net operating income	$8,457	$12,718	$3,841	$6,699	$31,715
Real estate-related depreciation and amortization	$5,000	$4,482	$2,589	$5,103	$17,174
For the Six Months Ended June 30, 2022
Rental revenues	$26,780	$33,576	$42,178	$33,465	$135,999
Rental expenses	(11,963)	(8,405)	(18,004)	(7,838)	(46,210)
Net operating income	$14,817	$25,171	$24,174	$25,627	$89,789
Real estate-related depreciation and amortization	$8,240	$9,128	$24,392	$22,594	$64,354
For the Six Months Ended June 30, 2021
Rental revenues	$32,776	$34,921	$13,648	$17,716	$99,061
Rental expenses	(15,005)	(9,194)	(6,409)	(3,868)	(34,476)
Net operating income	$17,771	$25,727	$7,239	$13,848	$64,585
Real estate-related depreciation and amortization	$9,869	$9,109	$5,329	$9,600	$33,907

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(5,588)	$(8,583)	$15,423	$8,982
Debt-related income	(846)	(2,319)	(4,314)	(4,443)
Real estate-related depreciation and amortization	36,903	17,174	64,354	33,907
General and administrative expenses	2,594	2,181	4,631	4,399
Advisory fees, related party	8,227	5,085	15,370	9,909
Performance participation allocation	6,186	2,246	18,379	3,995
Acquisition costs and reimbursements	1,093	346	2,722	713
Impairment of real estate property	—	—	—	758
Equity in income from unconsolidated joint venture partnerships	(1,718)	—	(708)	—
Other income	(1,413)	(476)	(3,540)	(750)
Interest expense	33,774	17,048	58,184	33,611
Gain on sale of real estate property	(29,643)	—	(83,524)	(27,342)
Gain on extinguishment of debt and financing commitments, net	8	—	8	—
Net (loss) income attributable to redeemable noncontrolling interests	(60)	(64)	186	70
Net (loss) income attributable to noncontrolling interests	(919)	(923)	2,618	776
Net operating income	$48,598	$31,715	$89,789	$64,585

15. SUBSEQUENT EVENTS

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, rising interest rates, the conflict in Ukraine and the COVID-19 pandemic, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition, and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	the failure to successfully integrate Black Creek Group into the business, operations and corporate culture of Ares, and to retain Black Creek Group personnel following Ares’ acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business in July 2021;
●	conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2022, our real property portfolio consisted of 90 properties, totaling approximately 18.5 million square feet located in 33 markets throughout the U.S. We also owned 115 properties through our unconsolidated joint venture partnerships as of June 30, 2022. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the six months ended June 30, 2022, we raised $230.6 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $13.9 million from the sale of common stock under our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance a portion of the sale of DST Interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the six months ended June 30, 2022, we sold $442.7 million of gross interests related to the DST Program, $28.0 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by segment as of June 30, 2022:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	7	1,542	8.3%	$34.06	75.9%	$601,450	13.1%
Retail properties	8	19	2,481	13.4	19.25	95.5	755,850	16.4
Residential properties	8	14	4,194	22.7	26.08	94.3	1,678,350	36.4
Industrial properties	28	50	10,297	55.6	5.78	99.0	1,572,750	34.1
Total real property portfolio	33	90	18,514	100.0%	$13.99	95.6%	$4,608,400	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of June 30, 2022.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals, reviewing annual third-party real property appraisals, providing monthly valuations of our debt-related assets (excluding DST Program Loans), reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source (which may, in certain instances be our Advisor or an affiliate of Ares), subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Excluding real properties that are bought or sold during a given calendar year, unconsolidated real properties held through joint ventures or partnerships are valued by a third-party appraiser at least once per calendar year. For valuations during interim periods, either our Advisor will determine the estimated fair value of the real properties owned by unconsolidated affiliates or we will utilize interim valuations determined pursuant to valuation policies and procedures for such joint ventures or partnerships. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.61 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.09 billion, representing a difference of approximately $518.2 million, or 12.7%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2022 and December 31, 2021:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Investments in office properties	$601,450	$668,700
Investments in retail properties	755,850	890,700
Investments in residential properties	1,678,350	907,000
Investments in industrial properties	1,572,750	983,700
Total investment in real estate properties	4,608,400	3,450,100
Investment in unconsolidated joint venture partnerships	117,100	57,425
Debt-related investments	108,782	106,463
DST Program Loans	85,344	62,123
Total investments	4,919,626	3,676,111
Cash and cash equivalents	19,529	10,605
Restricted cash	4,909	3,747
Other assets	51,724	53,361
Line of credit, term loans and mortgage notes	(1,780,321)	(1,370,554)
Financing obligations associated with our DST Program	(1,088,407)	(682,748)
Other liabilities	(77,874)	(53,639)
Accrued performance participation allocation	(18,379)	(15,327)
Accrued advisory fees	(2,819)	(2,097)
Noncontrolling interests in consolidated joint venture partnerships	(1,255)	(1,176)
Aggregate Fund NAV	$2,026,733	$1,618,283
Total Fund Interests outstanding	228,744	197,960

The following table sets forth the NAV per Fund Interest as of June 30, 2022:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,026,733	$192,016	$409,016	$70,412	$573,626	$483,581	$298,082
Fund Interests outstanding	228,744	21,672	46,163	7,947	64,741	54,578	33,643
NAV Per Fund Interest	$8.86	$8.86	$8.86	$8.86	$8.86	$8.86	$8.86

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of June 30, 2022, we estimated approximately $46.0 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of June 30, 2022, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.06%	6.24%	4.64%	4.81%	5.16%
Discount rate / internal rate of return	6.60%	6.85%	5.93%	5.82%	6.14%
Average holding period (years)	9.6	10.0	10.0	10.1	10.0

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.04%	2.51%	3.82%	3.93%	3.52%
	0.25% increase	(2.79)%	(2.31)%	(3.43)%	(3.54)%	(3.19)%
Discount rate (weighted-average)	0.25% decrease	2.05%	1.90%	2.03%	2.11%	2.04%
	0.25% increase	(2.00)%	(1.86)%	(1.98)%	(2.06)%	(1.99)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of June 30, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2022 was $52.4 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $52.4 million, or $0.23 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2022:

(in thousands)	As of June 30, 2022
Total stockholder's equity	$772,748
Noncontrolling interests	228,185
Total equity under GAAP	1,000,933

Adjustments:
Accrued distribution fee (1)	45,972
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	487,465
Accumulated depreciation and amortization (3)	477,255
Other adjustments (4)	15,108
Aggregate Fund NAV	$2,026,733
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our real estate and real estate-related investments or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $8.17 per share as of December 31, 2021 to $8.86 per share as of June 30, 2022. The increase in NAV was primarily driven by performance of our real estate portfolio, including the dispositions of one office property, five retail properties, and a retail land parcel for net proceeds of approximately $251.8 million, which resulted in an increase to NAV, as well as the acquisitions of 21 industrial properties, seven residential properties, and one life science property for an aggregate contractual purchase price of $1.2 billion, which have been accretive to portfolio returns. Additionally, strong leasing and above-average market rent growth in the industrial and residential sectors have driven performance.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of June 30, 2022) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.64)%	6.59%	16.00%	9.78%	7.02%	7.27%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.14%	9.89%	19.62%	10.59%	7.49%	7.51%
Difference	(0.78)%	(3.30)%	(3.62)%	(0.81)%	(0.47)%	(0.24)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.84%	10.32%	20.06%	11.05%	7.67%	7.41%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.65%	13.73%	23.81%	11.87%	8.15%	7.65%
Difference	(0.81)%	(3.41)%	(3.75)%	(0.82)%	(0.48)%	(0.24)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.64)%	6.59%	16.00%	9.78%	7.02%	7.27%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.14%	9.89%	19.62%	10.59%	7.49%	7.51%
Difference	(0.78)%	(3.30)%	(3.62)%	(0.81)%	(0.47)%	(0.24)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.84%	10.32%	20.06%	11.05%	7.67%	7.41%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.65%	13.73%	23.81%	11.87%	8.15%	7.65%
Difference	(0.81)%	(3.41)%	(3.75)%	(0.82)%	(0.48)%	(0.24)%

Class D Share Total Return (3)	2.99%	10.65%	20.78%	11.72%	8.32%	7.73%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.80%	14.07%	24.55%	12.54%	8.79%	7.97%
Difference	(0.81)%	(3.42)%	(3.77)%	(0.82)%	(0.47)%	(0.24)%

Class I Share Total Return (3)	3.05%	10.79%	21.08%	11.99%	8.59%	8.13%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.87%	14.21%	24.86%	12.82%	9.07%	8.37%
Difference	(0.82)%	(3.42)%	(3.78)%	(0.83)%	(0.48)%	(0.24)%

Class E Share Return Total Return (3)	3.05%	10.79%	21.08%	11.99%	8.60%	8.18%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.87%	14.21%	24.86%	12.82%	9.08%	8.42%
Difference	(0.82)%	(3.42)%	(3.78)%	(0.83)%	(0.48)%	(0.24)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.

(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Inflation and Rising Interest Rates

In the United States, inflation is at a 40-year high, and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Beginning in March of 2022, the United States Federal Reserve began raising the federal funds rate in an effort to curb inflation. As a result, interest rates and costs of borrowing have risen dramatically. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. In addition, periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. These factors may also impact our customers’ ability to pay contractual rent, or where applicable expense reimbursements, requiring us to absorb a larger share of operating expenses. In combination with a potential U.S. and/or global recession, we may also experience a slowdown in the rate of increase in rental rates or a decrease in rental rates over time, which may adversely and materially affect our net operating income and NAV. In addition, rising interest rates may have other detrimental effects on our business. For example, rising interest rates could restrict our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time. A rise in interest rates could also increase capitalization rates and make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments and our NAV. Finally, the combined impact of increased interest rates and a potential recession could cause prospective investors to become reluctant to purchase our shares or existing investors to redeem their shares, thus curtailing our ability to purchase new accretive, real estate investments that satisfy our investment criteria. We continue to monitor the uncertainty surrounding inflation and rising interest rates and the impact that these factors may have on the U.S. economy and on our business.

Conflict in Ukraine

The conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. We do not have any investments in Russia, Belarus or Ukraine. Therefore, to date, we have not been materially impacted by the actions of the Russian government. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, as economic problems in a single country can significantly impact other markets and economies. While the direct impact on us of Russia's invasion of Ukraine is limited, we are being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs. The ongoing conflict could cause increased volatility in the economies and financial markets of countries throughout the region, or even globally. We continue to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.

Impacts of COVID-19

With respect to COVID-19, we are continuing to assess impacts to our portfolio and commercial real estate more broadly. Our properties have not experienced the same level of stress and valuation declines seen within harder hit sectors in which we are not invested such as hospitality, gaming, senior housing or shopping malls, nor do we have any investments in real estate securities which have experienced significant volatility. As of June 30, 2022, contractual rent collections are consistent with average annual collections prior to the pandemic. In addition, we are pleased to report that our retail portfolio as a whole has remained stable, and many of our customers are successfully supplementing their in-store sales with e-commerce and curbside pick-up.

We remain an active buyer of institutional quality, income-producing and defensive real estate, particularly within the industrial and residential sectors which we believe should provide increased appreciation potential for the fund over time and complement our retail and office investment allocations that provide for higher income potential. Accordingly, during the six months ended June 30, 2022, we directly acquired 21 industrial properties, seven residential properties, and one office property, specifically a life science property, in 2022 for an aggregate contractual purchase price of $1.2 billion.

RESULTS OF OPERATIONS

Summary of 2022 Activities

During the six months ended June 30, 2022, we completed the following activities:

●	We acquired 21 industrial properties, seven residential properties, and one office property, specifically a life science property comprising 5.7 million square feet for an aggregate contractual purchase price of approximately $1.2 billion.
●	We sold five retail properties, one office property, and a retail land parcel for net proceeds of approximately $251.8 million and recorded a net gain on sale of approximately $83.5 million related to the sale of these properties.
●	We leased approximately 613,000 square feet of our commercial properties, which included 271,000 square feet of new leases and 342,000 square feet of renewals. Additionally, our residential rent increases on new lease trade outs and renewals averaged 21% and 18%, respectively, during the second quarter of 2022 (excluding residential properties acquired during the second quarter of 2022). We are currently 95.2% occupied (95.6% leased) as of June 30, 2022, as compared to 94.0% occupied (94.6% leased) as of December 31, 2021.
●	We decreased our leverage ratio from 37.6% as of December 31, 2021, to 36.2% as of June 30, 2022. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised $230.6 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $13.9 million from the sale of common stock under our distribution reinvestment plan. Additionally, we raised $442.7 million of gross capital through private placement offerings by selling DST Interests, $28.0 million of which were financed by DST Program Loans.
●	We redeemed 3.4 million shares of common stock at a weighted-average purchase price of $8.37 per share for an aggregate amount of $28.5 million.
●	We entered into five interest rate swap agreements with a notional amount of $350.0 million that become effective in July 2022.

Results for the Three and Six Months Ended June 30, 2022 Compared to Prior Periods

The following table summarizes our results of operations for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022 and six months ended June 30, 2022, as compared to the six months ended June 30, 2021. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. The same store operating portfolio for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 presented below includes 62 properties totaling 12.8 million square feet owned as of January 1, 2022, which represented 69.2% of total rentable square feet as of June 30, 2022. The same store operating portfolio for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 presented below includes 46 properties totaling approximately 9.6 million square feet owned as of January 1, 2021, which represented 51.9% of total rentable square feet as of June 30, 2022.

	For the Three Months Ended		Change		For the Six Months Ended		Change
($ in thousands, except per square foot data)	June 30, 2022	March 31, 2022	$	%	June 30, 2022	June 30, 2021	$	%
Rental revenues:
Same store properties	$57,289	$56,407	$882	1.6	$85,012	$82,116	$2,896	3.5%
Non-same store properties	16,205	6,098	10,107	NM	50,987	16,945	34,042	NM
Total rental revenues	73,494	62,505	10,989	17.6	135,999	99,061	36,938	37.3
Rental expenses:
Same store properties	(18,943)	(19,161)	218	1.1	(28,685)	(27,654)	(1,031)	(3.7)
Non-same store properties	(5,953)	(2,153)	(3,800)	NM	(17,525)	(6,822)	(10,703)	NM
Total rental expenses	(24,896)	(21,314)	(3,582)	(16.8)	(46,210)	(34,476)	(11,734)	(34.0)
Net operating income:
Same store properties	38,346	37,246	1,100	3.0	56,327	54,462	1,865	3.4
Non-same store properties	10,252	3,945	6,307	NM	33,462	10,123	23,339	NM
Total net operating income	48,598	41,191	7,407	18.0	89,789	64,585	25,204	39.0
Other income and (expenses):
Debt-related income	846	3,468	(2,622)	(75.6)	4,314	4,443	(129)	(2.9)
Real estate-related depreciation and amortization	(36,903)	(27,451)	(9,452)	(34.4)	(64,354)	(33,907)	(30,447)	(89.8)
General and administrative expenses	(2,594)	(2,037)	(557)	(27.3)	(4,631)	(4,399)	(232)	(5.3)
Advisory fees, related party	(8,227)	(7,144)	(1,083)	(15.2)	(15,370)	(9,909)	(5,461)	(55.1)
Performance participation allocation	(6,186)	(12,192)	6,006	49.3	(18,379)	(3,995)	(14,384)	NM
Acquisition costs and reimbursements	(1,093)	(1,629)	536	32.9	(2,722)	(713)	(2,009)	NM
Impairment of real estate property	—	—	—	—	—	(758)	758	100.0
Equity in income (loss) from unconsolidated joint venture partnerships	1,718	(1,010)	2,728	NM	708	—	708	—
Interest expense	(33,774)	(24,410)	(9,364)	(38.4)	(58,184)	(33,611)	(24,573)	(73.1)
Gain on sale of real estate property	29,643	53,881	(24,238)	(45.0)	83,524	27,342	56,182	NM
Gain on extinguishment of debt and financing commitments, net	(8)	—	(8)	(100.0)	(8)	—	(8)	(100.0)
Other income	1,413	2,127	(714)	(33.6)	3,540	750	2,790	NM
Total other (expenses) income	(55,165)	(16,397)	(38,768)	NM	(71,562)	(54,757)	(16,805)	(30.7)
Net income	(6,567)	24,794	(31,361)	NM	18,227	9,828	8,399	85.5
Net income attributable to redeemable noncontrolling interests	60	(246)	306	NM	(186)	(70)	(116)	NM
Net income attributable to noncontrolling interests	919	(3,537)	4,456	NM	(2,618)	(776)	(1,842)	NM
Net income attributable to common stockholders	$(5,588)	$21,011	$(26,599)	NM	$15,423	$8,982	$6,441	71.7
Same store supplemental data:
Same store average percentage occupied	93.4%	93.6%			92.8%	93.8%
Same store average annualized base rent per square foot	$15.19	$14.23			$14.18	$14.44

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $11.0 million and $36.9 million for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended March 31, 2022 and June 30, 2021, respectively. For the three months ended June 30, 2022, same store revenues increased by $0.9 million, as compared to the three months ended March 31, 2022, primarily driven by increased occupancy and rental rates at certain of our residential and industrial properties in 2022. For the six months ended June 30, 2022, same store revenues increased by $2.9 million, as compared to the six months June 30, 2021, primarily driven by increased market rents and reduced rent concessions at the residential properties in the second quarter of 2022. Non-same store revenue increased by $10.1 million and $34.0 million for the three and six months ended June 30, 2022, as compared to the three months and six months ended March 31, 2022 and June 30, 2021, respectively, as a result of net positive acquisition activity, with acquisitions primarily in the industrial and residential segments and dispositions primarily in the office and retail segments.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
(in thousands)	June 30, 2022	March 31, 2022	$	%	2022	2021	$	%
Rental income	$71,229	$60,752	$10,477	17.2%	$131,981	$95,884	$36,097	37.6%
Straight-line rent	1,240	726	514	70.8	1,966	1,869	97	5.2
Amortization of above- and below-market intangibles	1,025	1,027	(2)	(0.2)	2,052	1,308	744	56.9
Total rental revenues	$73,494	$62,505	$10,989	17.6%	$135,999	$99,061	$36,938	37.3%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three and six months ended June 30, 2022 increased by $3.6 million and $11.7 million, as compared to the three and six months ended March 31, 2022 and June 30, 2021, respectively, primarily due to (i) an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2021, which was partially offset by our disposition activity since January 1, 2021; and (ii) increased real estate tax expense driven by net acquisition activity and operating expenses associated with certain properties.

The following table presents the various components of our rental expenses:

	For the Three Months Ended				For the Six Months Ended
	June 30,	March 31	Change		June 30,		Change
(in thousands)	2022	2022	$	%	2022	2021	$	%
Real estate taxes	$10,718	$8,822	$1,896	21.5%	$19,540	$14,043	$5,497	39.1%
Repairs and maintenance	5,200	4,883	317	6.5	10,083	9,682	401	4.1
Utilities	2,484	2,530	(46)	(1.8)	5,014	3,417	1,597	46.7
Property management fees	1,723	1,561	162	10.4	3,284	2,407	877	36.4
Insurance	1,254	958	296	30.9	2,212	1,121	1,091	97.3
Other	3,517	2,560	957	37.4	6,077	3,806	2,271	59.7
Total rental expenses	$24,896	$21,314	$3,582	16.8%	$46,210	$34,476	$11,734	34.0%

Other Income and Expenses. The net amount of other expenses increased by $38.8 million for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, primarily as a result of (i) a decrease in gain from disposition of $24.2 million (ii) an increase in real estate-related depreciation and amortization of $9.5 million driven by our net acquisition activity; and (iii) an increase in interest expense of $9.4 million driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program.

The net amount of other expenses increased $16.8 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily as a result of (i) an increase in performance participation allocation of $14.4 million driven by the increased performance of our portfolio; (ii) an increase in real estate-related depreciation and amortization of $30.4 million driven by our net acquisition activity and lease termination amortization; and (iii) an increase in interest expense of $24.6 million driven by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program. The increase in these expenses was partially offset by an increase in gain from dispositions of $56.2 million.

Segment Summary for the Three and Six months ended June 30, 2022 Compared to Prior Periods

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

	For the Three Months Ended				For the Six Months Ended
	June 30,	March 31	Change		June 30,		Change
($ in thousands, except per square foot data)	2022	2022	$	%	2022	2021	$	%
Rental revenues:
Office	$12,508	$12,771	$(263)	(2.1)%	$25,278	$25,029	$249	1.0%
Retail	15,060	14,970	90	0.6	27,413	26,758	655	2.4
Residential	15,673	14,811	862	5.8	15,810	13,648	2,162	15.8
Industrial	14,048	13,855	193	1.4	16,511	16,681	(170)	(1.0)
Total same store rental revenues	57,289	56,407	882	1.6	85,012	82,116	2,896	3.5
Non-same store properties	16,205	6,098	10,107	NM	50,987	16,945	34,042	NM
Total rental revenues	$73,494	$62,505	$10,989	17.6%	$135,999	$99,061	$36,938	37.3%
NOI:
Office	$7,014	$7,118	$(104)	(1.5)%	$14,132	$14,292	$(160)	(1.1)%
Retail	11,528	10,995	533	4.8	20,497	19,987	510	2.6
Residential	9,131	8,433	698	8.3	9,180	7,239	1,941	26.8
Industrial	10,673	10,700	(27)	(0.3)	12,518	12,944	(426)	(3.3)
Total same store NOI	38,346	37,246	1,100	3.0	56,327	54,462	1,865	3.4
Non-same store properties	10,252	3,945	6,307	NM	33,462	10,123	23,339	NM
Total NOI	$48,598	$41,191	$7,407	18.0%	$89,789	$64,585	$25,204	39.0%
Same store average percentage occupied:
Office	76.1%	78.4%			77.2%	81.1%
Retail	93.3	92.5			93.0	92.0
Residential	92.2	93.0			95.5	94.9
Industrial	97.6	97.6			96.8	98.2
Same store average annualized base rent per square foot:
Office	$34.67	$34.62			$34.14	$34.89
Retail	19.25	19.25			20.00	20.28
Residential	29.36	28.19			22.96	23.27
Industrial	6.18	5.90			4.58	4.85

NM = Not meaningful

Office Segment. For the three and six months ended June 30, 2022, our office segment same store NOI decreased by $0.1 million and $0.2 million, respectively, as compared to the three and six months ended March 31, 2022 and June 30, 2021, respectively, primarily due to reduced termination fee revenue at our Bala Pointe property, which was partially offset by increased parking and administration fee revenue and decreased operating expenses at our 3 Second Street property.

Retail Segment. For the three and six months ended June 30, 2022, our retail segment same store NOI increased by $0.5 million and $0.5 million as compared to the three and six months ended March 31, 2022 and June 30, 2021, respectively, primarily due to decreased bad debt expense for one tenant at our Suniland Shopping Center property in the second quarter of 2022, as well as increased occupancy at certain properties during 2022.

Residential Segment. For the three and six months ended June 30, 2022, our residential segment same store NOI increased by $0.7 million and $1.9 million, respectively, as compared to the three and six months ended March 31, 2022 and June 30, 2021, respectively, primarily due to increased market rents and reduced rent concessions at certain of our properties during the second quarter of 2022.

Industrial Segment. For the three months ended June 30, 2022, our industrial segment same store NOI remained consistent as compared to the three months ended March 31, 2022. For the six months ended June 30, 2022, our industrial segment same store NOI decreased by $0.4 million as compared to the six months ended June 30, 2021, primarily due to reduced occupancy at our Kaiser Business Center property.

ADDITIONAL MEASURES OF PERFORMANCE

Net Income and NOI

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI. Therefore, we believe net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance. Refer to “Results of Operations—Results for the Three and Six Months Ended June 30, 2022 Compared to Prior Periods” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended June 30, 2022 and March 31, 2022, and for the six months ended June 30, 2022 and June 30, 2021.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
GAAP net income (loss) attributable to common stockholders	$(5,588)	$(8,583)	$15,423	$8,982
GAAP net income (loss) per common share—basic and diluted	$(0.03)	$(0.06)	$0.08	$0.06
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$(5,588)	$(8,583)	$15,423	$8,982
Real estate-related depreciation and amortization	36,903	17,174	64,354	33,907
Impairment of real estate property	—	—	—	758
Gain on sale of real estate property	(29,643)	—	(83,524)	(27,342)
Noncontrolling interests’ share of net income (loss)	(919)	(923)	2,618	776
Redeemable noncontrolling interests' share of net income (loss)	(60)	(64)	186	70
Noncontrolling interests’ share of NAREIT FFO	(66)	(736)	196	(1,572)
Redeemable noncontrolling interests' share of NAREIT FFO	(7)	(51)	9	(117)
NAREIT FFO attributable to common stockholders—basic	620	6,817	(738)	15,462
NAREIT FFO attributable to noncontrolling interests	73	787	(205)	1,689
NAREIT FFO	$693	$7,604	$(943)	$17,151
Weighted-average shares outstanding—basic	191,158	150,126	184,878	148,005
Weighted-average shares outstanding—diluted	224,857	167,387	217,806	164,255
NAREIT FFO per common share—basic and diluted	$0.00	$0.05	$(0.00)	$0.10

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2022, we had approximately $0.9 million of borrowings coming due in the next 12 months, including scheduled amortization payments. We expect to be able to repay our principal obligations over the next 12 months and beyond through operating cash flows, refinancings and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

Our Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our public and private offerings, proceeds from the sale of assets, and undistributed funds from operations.

As of June 30, 2022, contractual rent collections are consistent with average annual collections prior to the pandemic. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of June 30, 2022, our financial position was strong with 36.2% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 95.2% occupied (95.6% leased) as of June 30, 2022 and is diversified across 90 properties totaling 18.5 million square feet across 33 geographic markets. Our properties contain a diverse roster of 395 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 34.1% industrial, 36.4% residential, 16.4% retail which is primarily grocery-anchored, and 13.1% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Total cash provided by (used in):
Operating activities	$49,620	$21,863	$27,757
Investing activities	(992,774)	(126,550)	(866,224)
Financing activities	953,240	105,301	847,939
Net (decrease) increase in cash, cash equivalents and restricted cash	$10,086	$614	$9,472

Net cash provided by operating activities increased by approximately $27.8 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to growth in our property operations as a result of our acquisition activity over the last year.

Net cash used in investing activities increased by approximately $866.2 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to (i) an increase in acquisition activity of $1.0 billion; and (ii) investment activity related to our investment in unconsolidated joint venture partnerships for $47.9 million that we entered into in the fourth quarter of 2021. These drivers were partially offset by an increase in net disposition proceeds of $202.9 million.

Net cash provided by financing activities increased by approximately $847.9 million for the six months ended June 30, 2022, compared to the same period in 2021, primarily due to an increase in net offering activity from our DST Program and public offering of $427.2 million and an increase in net borrowing activity of $425.4 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2022, we had an aggregate of $1.5 billion of commitments under our unsecured credit agreement, including $700.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $383.0 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 3.09%, which includes the effect of the interest rate swap agreements related to $300.0 million in borrowings under our term loans.

As of June 30, 2022, the unused and available portions under our line of credit were $317.0 million and $316.8 million, respectively. Our $700.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023. As of June 30, 2022, our line of credit, term loans and certain of our mortgage notes have an initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of June 30, 2022, we had property-level borrowings of approximately $588.4 million outstanding with a weighted-average remaining term of approximately 4.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.63%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 36.2% as of June 30, 2022. Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates in 2022, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Offering Proceeds. For the six months ended June 30, 2022, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $244.5 million ($228.8 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
(in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$13,715	65.1%	$9,962	63.5%
Reinvested in shares	7,362	34.9	5,723	36.5
Total (2)	$21,077	100.0%	$15,685	100.0%
Sources of Cash Distributions
Cash flows from operating activities	$13,715	100.0%	$9,962	100.0%
Borrowings	—	—	—	—
Total (2)	$13,715	100.0%	$9,962	100.0%

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
(in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$26,600	65.1%	$19,534	63.5%
Reinvested in shares	14,238	34.9	11,249	36.5
Total (2)	$40,838	100.0%	$30,783	100.0%
Sources of Cash Distributions
Cash flows from operating activities	$26,600	100.0%	$19,534	100.0%
Borrowings	—	—	—	—
Total (2)	$26,600	100.0%	$19,534	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.

For the three months ended June 30, 2022 and 2021, our FFO was $0.7 million, or 3.3% of our total distributions, and $7.6 million, or 48.5% of our total distributions, respectively. For the six months ended June 30, 2022 and 2021, our FFO was a $0.9 million loss, or 2.3% of our total distributions and $17.2 million, or 55.7% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2022 and 2021. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2022	2021
Number of shares requested for redemption or repurchase	3,408	4,676
Number of shares redeemed or repurchased	3,408	4,676
% of shares requested that were redeemed or repurchased	100.0%	100.0%
Aggregate dollar amount of shares redeemed or repurchased	$28,500	$35,380
Average redemption or repurchase price per share	$8.37	$7.57

For the six months ended June 30, 2022 and 2021, we received and redeemed in full eligible redemption requests for an aggregate amount of approximately $28.5 million and $35.4 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

SUBSEQUENT EVENTS

See “Note 15 to the Consolidated Financial Statements” for information regarding subsequent events.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. As of June 30, 2022, our critical accounting estimates have not changed from those described in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2022, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2022, our fixed interest rate debt consisted of $380.8 million under our mortgage notes and $300.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 38.4% of our total consolidated debt as of June 30, 2022. When taking into account the five interest rate swap agreements with a notional amount of $350.0 million, which we entered into in June 2022 and have effective dates in July 2022, an additional $350.0 million of our borrowings under our terms loans become effectively fixed, which would bring our total fixed interest rate debt to 58.2% of our total consolidated borrowings as of June 30, 2022. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $652.2 million and $680.8 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2022. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2022, our consolidated variable interest rate debt consisted of $383.0 million of borrowings under our line of credit, $500.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 61.6% of our total consolidated debt. When taking into account the five interest rate swap agreements with a notional amount of $350.0 million, which we entered into in June 2022 and have effective dates in July 2022, an additional $350.0 million of our borrowings under our terms loans become effectively fixed, which would lower our total variable interest rate debt to 41.8% of our total consolidated borrowings as of June 30, 2022. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of June 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $1.1 billion of consolidated borrowings; however, $207.6 million of these borrowings is capped through the use of two interest rate cap agreements and an additional $350.0 million will be effectively fixed in July 2022 through the interest rate swaps referenced above. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2022, would increase our annual interest expense by approximately $2.7 million, not taking into account the changes to interest rate expense related to the interest rate swaps referenced above with effective dates in July 2022.

Derivative Instruments. As of June 30, 2022, we had 14 outstanding and effective derivative instruments, with a total notional amount of $507.6 million. In addition, we had five derivative instruments with effective dates in July 2022 and a notional amount of $350.0 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which updates and supplements the risk factors disclosed in our 2021 Form 10-K, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision does not apply to claims under the Securities Act, the Exchange Act, any other claim for which the federal courts have exclusive jurisdiction or any action or proceeding against us arising out of, or in connection with, the sale of securities or out of violation of state securities laws. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

Inflation, increased interest rates or deflation may adversely affect our financial condition and results of operations.

Although neither inflation nor deflation has materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our customers. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our customers, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. Because our residential portfolio assets typically have lease terms of one year or less and do not have pass through expenses, these adverse impacts may be heightened for our residential properties if we are unable to increase rent and/or maintain occupancy. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and experience higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.

In addition, customers and potential customers of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact our customers’ ability to pay rent and demand for our properties. Such adverse impacts on our customers may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. Inflation could also have an adverse effect on consumer spending which could impact our customers’ operations and, in turn, demand for our properties. Conversely, deflation could lead to downward pressure on rents and other sources of income.

We are dependent on our customers for revenue, and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations, NAV and returns to our stockholders.

Our revenues from our property investments are dependent on our ability to lease our properties and the creditworthiness of our customers and would be adversely affected by the loss of or default by one or more significant lessees. Furthermore, certain of our assets may utilize leases with payments directly related to customer sales, where some or all of the amount of rent that we charge a customer is calculated as a percentage of such customer’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by customers leasing space in such assets. Much of our customer base is comprised of non-rated and non-investment grade customers. The success of our properties depends on the financial stability of such customers. The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in performance of our customers and consequently, adversely affect our results of operations, NAV and returns to our stockholders.

If indicators of impairment exist in any of our properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment.

Lease payment defaults by customers could impact operating results, causing us to lower our NAV, reduce the amount of distributions to our stockholders, or could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

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

As of June 30, 2022, our top five customers represented 11.4% of our total annualized base rent of our portfolio, our top ten customers represented 16.7% of our total annualized base rent of our portfolio and there were no customers that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their business could have a material adverse effect on operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

Changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions, including periods of generally deteriorating real estate industry fundamentals, may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of property, including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or a rise in interest rates could make it more difficult for us to lease properties or dispose of them and cause rental rates or future contractual rate increases to fall, which may adversely and materially affect our net operating income and NAV. In addition, rising interest rates could also increase capitalization rates and make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments and our NAV. These macroeconomic factors may cause investors to become reluctant to purchase our shares or existing investors to redeem their shares, curtailing our ability to purchase new accretive real estate investments that satisfy our investment criteria.

In addition, we believe the risks associated with our business and the value of our properties are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because all of our debt-related investments outstanding as of June 30, 2022 and debt-related investments we may make in the future might consist of mortgages secured by property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we would incur losses on our debt investments in the event of a default because the value of our collateral may be insufficient to cover some or all of our basis in the investment.

In the future, we may record impairments of properties, significant other-than-temporary impairment charges related to our real estate-related securities holdings, and provisions for losses on our debt-related investments, if any. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, such factors could have a significant and adverse impact on our revenues, results from operations, value of our properties, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

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

The table below summarizes the redemption activity for the three months ended June 30, 2022, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
April 30, 2022	722	$8.45	722	—
May 31, 2022	439	8.67	439	—
June 30, 2022 (3)	459	8.82	459	—
Total	1,620	$8.61	1,620	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in June 2022 are considered redeemed on July 1, 2022 and are not included in the table above.

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

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, 1200 17th Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.

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

10.1*

Real Estate Purchase and Sale Agreement, dated April 7, 2022, between AREIT Acquisitions LLC and BES Wycliff Fund X, LLC, BES Wycliff Fund XI, LLC, AGE Dallas Wycliff LLC, Axis Linden LLC, J-L XXI Wycliff, LLC, BES Axis 110 Fund XII, LLC, BES Axis 110 Fund XIII, LLC, BES Axis 110 Investor M, LLC, BES Axis 110 Investor H, LLC, BES Axis 110 Investor R, LLC, BES Maple Fund X LLC, BES Maple Fund XI LLC, BES Maple Fund XII LLC, Beverly 95th Street Properties II, LLC, BES Savannah Oaks Fund XII, LLC, BES Savannah Oaks Fund XIII, LLC, BES Stone Oak XII, LLC, BES Stone Oak XIII, LLC, BES Stone Oak Investor CL, LLC, and BES Stone Oak Investor ENS-1 LLC.

Exhibit Number	Description

10.2

Amended and Restated Advisory Agreement (2022) among Ares Real Estate Income Trust Inc., AREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022.

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 11, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

August 11, 2022	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 11, 2022	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)