Form 10-Q
period 2022-09-30
Ares Real Estate Income Trust Inc.
filed 2022-11-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, there were 26,412,159 shares of the registrant’s Class T common stock, 48,907,555 shares of the registrant’s Class S common stock, 7,913,723 shares of the registrant’s Class D common stock, 68,759,036 shares of the registrant’s Class I common stock and 53,299,201 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2022	2021
	(Unaudited)
ASSETS
Net investment in real estate properties	$3,619,719	$2,589,826
Investment in unconsolidated joint venture partnerships	106,343	57,425
Debt-related investments, net	151,612	105,752
Cash and cash equivalents	24,245	10,605
Restricted cash	3,788	3,747
DST Program Loans	88,597	62,123
Other assets	79,373	56,397
Assets held for sale	—	105,096
Total assets	$4,073,677	$2,990,971
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$67,552	$38,182
Debt, net	1,566,225	1,363,234
Intangible lease liabilities, net	43,652	47,499
Financing obligations, net	1,153,175	661,075
Other liabilities	106,678	89,817
Liabilities related to assets held for sale	—	5,744
Total liabilities	2,937,282	2,205,551
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	18,170	8,994
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 24,712 shares and 16,425 shares issued and outstanding, respectively	247	164
Class S common stock, $0.01 par value—500,000 shares authorized, 48,146 shares and 35,757 shares issued and outstanding, respectively	481	358
Class D common stock, $0.01 par value—500,000 shares authorized, 7,933 shares and 6,749 shares issued and outstanding, respectively	79	67
Class I common stock, $0.01 par value—500,000 shares authorized, 68,169 shares and 54,406 shares issued and outstanding, respectively	682	544
Class E common stock, $0.01 par value—500,000 shares authorized, 53,657 shares and 56,328 shares issued and outstanding, respectively	537	563
Additional paid-in capital	1,717,360	1,457,296
Distributions in excess of earnings	(925,083)	(865,844)
Accumulated other comprehensive loss	12,778	(13,418)
Total stockholders’ equity	807,081	579,730
Noncontrolling interests	311,144	196,696
Total equity	1,118,225	776,426
Total liabilities and equity	$4,073,677	$2,990,971

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Rental revenues	$76,988	$53,596	$212,987	$152,657
Debt-related income	1,548	2,298	5,862	6,741
Total revenues	78,536	55,894	218,849	159,398
Operating expenses:
Rental expenses	28,095	17,842	74,305	52,318
Real estate-related depreciation and amortization	36,713	18,821	101,067	52,728
General and administrative expenses	3,155	2,183	7,786	6,582
Advisory fees	8,980	5,480	24,351	15,389
Performance participation allocation	3,710	3,774	22,088	7,769
Acquisition costs and reimbursements	1,176	738	3,898	1,451
Impairment of real estate property	—	—	—	758
Total operating expenses	81,829	48,838	233,495	136,995
Other expenses (income):
Equity in income from unconsolidated joint venture partnerships	(1,590)	—	(2,298)	—
Interest expense	42,255	17,866	100,439	51,477
Gain on sale of real estate property	(11,303)	(25,979)	(94,827)	(53,321)
Loss on extinguishment of debt and financing commitments, net	—	—	8	—
Other income	(2,534)	(524)	(6,074)	(1,274)
Total other expenses (income)	26,828	(8,637)	(2,752)	(3,118)
Net (loss) income	(30,121)	15,693	(11,894)	25,521
Net loss (income) attributable to redeemable noncontrolling interests	253	(99)	67	(169)
Net loss (income) attributable to noncontrolling interests	4,996	(1,654)	2,378	(2,430)
Net (loss) income attributable to common stockholders	$(24,872)	$13,940	$(9,449)	$22,922
Weighted-average shares outstanding—basic	200,667	157,025	190,199	151,045
Weighted-average shares outstanding—diluted	242,994	176,777	226,294	168,475
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.12)	$0.09	$(0.05)	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(30,121)	$15,693	$(11,894)	$25,521
Change from cash flow hedging activities	17,445	2,313	31,258	10,259
Comprehensive (loss) income	(12,676)	18,006	19,364	35,780
Comprehensive loss (income) attributable to redeemable noncontrolling interests	106	(114)	(216)	(239)
Comprehensive loss (income) attributable to noncontrolling interests	2,179	(1,940)	(2,401)	(3,477)
Comprehensive (loss) income attributable to common stockholders	$(10,391)	$15,952	$16,747	$32,064

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	152,021	$1,520	$1,330,413	$(859,021)	$(20,301)	$116,306	$568,917
Net income (excluding $99 attributable to redeemable noncontrolling interest)	—	—	—	13,940	—	1,654	15,594
Change from cash flow hedging activities (excluding $15 attributable to redeemable noncontrolling interest)	—	—	—	—	2,012	286	2,298
Issuance of common stock	10,268	103	79,369	—	—	—	79,472
Share-based compensation	21	—	60	—	—	—	60
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,800)	—	—	—	(1,800)
Trailing distribution fees	—	—	(3,214)	759	—	(2,252)	(4,707)
Redemptions of common stock	(1,925)	(19)	(14,731)	—	—	—	(14,750)
Issuances of OP Units for DST Interests	—	—	—	—	—	31,788	31,788
Distributions declared on common stock and noncontrolling interests (excludes $106 attributable to redeemable noncontrolling interest)	—	—	—	(14,728)	—	(1,748)	(16,476)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(108)	—	—	—	(108)
Redemptions of noncontrolling interests	—	—	(166)	—	—	(1,804)	(1,970)
Balance as of September 30, 2021	160,385	$1,604	$1,389,823	$(859,050)	$(18,289)	$144,230	$658,318
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	195,101	$1,951	$1,655,295	$(882,795)	$(1,703)	$228,185	$1,000,933
Net loss (excluding $253 attributable to redeemable noncontrolling interest)	—	—	—	(24,872)	—	(4,996)	(29,868)
Change from cash flow hedging activities (excluding $147 attributable to redeemable noncontrolling interest)	—	—	—	—	14,481	2,817	17,298
Issuance of common stock	9,776	98	87,795	—	—	—	87,893
Share-based compensation	27	—	92	—	—	—	92
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,771)	—	—	—	(1,771)
Trailing distribution fees	—	—	(2,940)	1,399	—	(7,921)	(9,462)
Redemptions of common stock	(2,287)	(23)	(20,260)	—	—	—	(20,283)
Issuances of OP Units for DST Interests	—	—	—	—	—	97,464	97,464
Other noncontrolling interests net distributions	—	—	—	—	—	(31)	(31)
Distributions declared on common stock and noncontrolling interests (excludes $192 attributable to redeemable noncontrolling interest)	—	—	—	(18,815)	—	(3,780)	(22,595)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(304)	—	—	—	(304)
Redemptions of noncontrolling interests	—	—	(547)	—	—	(594)	(1,141)
Balance as of September 30, 2022	202,617	$2,026	$1,717,360	$(925,083)	$12,778	$311,144	$1,118,225

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)	$96,242	$497,891
Net income (excluding $169 attributable to redeemable noncontrolling interest)	—	—	—	22,922	—	2,430	25,352
Change from cash flow hedging activities (excluding $70 attributable to redeemable noncontrolling interest)	—	—	—	—	9,142	1,047	10,189
Issuance of common stock	23,916	239	183,517	—	—	—	183,756
Share-based compensation	29	—	145	—	—	—	145
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,100)	—	—	—	(4,100)
Trailing distribution fees	—	—	(8,222)	2,000	—	(4,656)	(10,878)
Redemptions of common stock	(6,601)	(65)	(50,065)	—	—	—	(50,130)
Issuances of OP Units for DST Interests	—	—	—	—	—	57,729	57,729
Distributions declared on common stock and noncontrolling interests (excludes $314 attributable to redeemable noncontrolling interest)	—	—	—	(42,476)	—	(4,575)	(47,051)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(293)	—	—	—	(293)
Redemptions of noncontrolling interests	—	—	(305)	—	—	(3,987)	(4,292)
Balance as of September 30, 2021	160,385	$1,604	$1,389,823	$(859,050)	$(18,289)	$144,230	$658,318
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	169,665	$1,696	$1,457,296	$(865,844)	$(13,418)	$196,696	$776,426
Net loss (excluding $67 attributable to redeemable noncontrolling interest)	—	—	—	(9,449)	—	(2,378)	(11,827)
Change from cash flow hedging activities (excluding $283 attributable to redeemable noncontrolling interest)	—	—	—	—	26,196	4,779	30,975
Issuance of common stock	38,620	387	332,032	—	—	—	332,419
Share-based compensation	27	—	192	—	—	—	192
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(7,172)	—	—	—	(7,172)
Trailing distribution fees	—	—	(13,312)	3,688	—	(11,744)	(21,368)
Redemptions of common stock	(5,695)	(57)	(48,726)	—	—	—	(48,783)
Issuances of OP Units for DST Interests	—	—	—	—	—	136,905	136,905
Other noncontrolling interests net distributions	—	—	—	—	—	(54)	(54)
Distributions declared on common stock and noncontrolling interests (excludes $543 attributable to redeemable noncontrolling interest)	—	—	—	(53,478)	—	(9,604)	(63,082)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(1,900)	—	—	—	(1,900)
Redemptions of noncontrolling interests	—	—	(1,050)	—	—	(3,456)	(4,506)
Balance as of September 30, 2022	202,617	$2,026	$1,717,360	$(925,083)	$12,778	$311,144	$1,118,225

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities:
Net income	$(11,894)	$25,521
Adjustments to reconcile net income to net cash provided by operating activities:
Real estate-related depreciation and amortization	101,067	52,728
Straight-line rent and amortization of above- and below-market leases	(5,941)	(6,759)
Gain on sale of real estate property	(94,827)	(53,321)
Performance participation allocation	22,088	7,769
Equity in income of unconsolidated joint venture partnership	(2,298)	—
Impairment of real estate property	—	758
Amortization of debt and financing obligation costs	5,464	4,766
Financing obligation liability appreciation	24,721	4,181
Other	2,177	(5,725)
Changes in operating assets and liabilities	19,150	8,832
Net cash provided by operating activities	59,707	38,750
Investing activities:
Real estate acquisitions	(1,181,616)	(346,765)
Capital expenditures	(25,309)	(22,725)
Proceeds from disposition of real estate property	274,816	141,360
Principal collections on debt-related investments	4,084	2,405
Investment in unconsolidated joint venture partnerships	(47,906)	—
Investment in debt-related investments	(49,699)	(402)
Other	(13)	(48)
Net cash used in investing activities	(1,025,643)	(226,175)
Financing activities:
Repayments of mortgage notes	(1,408)	(26,241)
Net proceeds from (repayments of) line of credit	(71,000)	(21,000)
Proceeds from term loan	275,000	—
Redemptions of common stock	(48,783)	(50,130)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(36,104)	(27,552)
Proceeds from issuance of common stock	311,106	166,750
Proceeds from financing obligations, net	576,541	163,018
Offering costs for issuance of common stock and private placements	(11,963)	(8,689)
Redemption of noncontrolling interests	(4,506)	(4,292)
Redemption of redeemable noncontrolling interests	(7,724)	—
Deferred financing costs paid	(1,542)	(3,177)
Net cash provided by financing activities	979,617	188,687
Net increase in cash, cash equivalents and restricted cash	13,681	1,262
Cash, cash equivalents and restricted cash, at beginning of period	14,352	21,734
Cash, cash equivalents and restricted cash, at end of period	$28,033	$22,996

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the war in Ukraine and the ongoing effects of the novel coronavirus pandemic, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Reclassifications

Certain items in our condensed consolidated statements of operations, condensed consolidated statements of equity and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2021 have been reclassified to conform to the 2022 presentation.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 3” for detail relating to our real estate properties held for sale.

	As of
(in thousands)	September 30, 2022	December 31, 2021
Land	$693,409	$583,728
Buildings and improvements	3,136,259	2,180,358
Intangible lease assets	315,429	284,128
Right of use asset	13,637	13,637
Investment in real estate properties	4,158,734	3,061,851
Accumulated depreciation and amortization	(539,015)	(472,025)
Net investment in real estate properties	$3,619,719	$2,589,826

Acquisitions

During the nine months ended September 30, 2022, we acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2022 Acquisitions:
Skye 750	Residential	1/5/2022	$92,845
Arabelle City Center	Residential	4/12/2022	156,781
Dallas Cityline	Residential	4/13/2022	111,093
Dallas Wycliff	Residential	4/13/2022	94,083
Dallas Maple District	Residential	4/13/2022	93,089
San Vance	Residential	4/13/2022	77,586
San Stone Oak	Residential	4/13/2022	72,605
General Washington IC	Industrial	1/7/2022	11,051
Western Foods Center	Industrial	1/14/2022	39,298
Orlando I & II LC	Industrial	2/17/2022	94,759
Orlando III & IV LC	Industrial	2/17/2022	42,347
Orlando V LC	Industrial	2/17/2022	34,828
Orlando VI LC	Industrial	2/17/2022	28,694
Orlando VII LC	Industrial	2/17/2022	23,532
1403 Gillingham Lane	Industrial	6/10/2022	20,550
Industrial Drive IC	Industrial	6/17/2022	4,018
Glen Afton IC	Industrial	6/17/2022	22,036
East 56th Ave IC	Industrial	6/17/2022	19,041
Brockton IC	Industrial	6/17/2022	6,522
Pine Vista IC	Industrial	6/17/2022	18,790
Tri-County Parkway IC	Industrial	6/17/2022	12,784
Miami NW 114th IC	Industrial	6/17/2022	12,022
North Harney IC	Industrial	6/17/2022	8,026
Wes Warren Drive IC	Industrial	6/17/2022	7,515
Enterprise Way IC	Industrial	6/17/2022	6,519
New Albany IC	Industrial	6/17/2022	17,544
Maplewood Drive IC	Industrial	6/17/2022	5,514
1801 N. 5th Street	Industrial	6/24/2022	23,305
350 Carter Road	Office	4/27/2022	31,256
Total 2022 acquisitions			$1,188,033
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.

During the nine months ended September 30, 2022, we allocated the purchase price of our acquisitions to land, building and intangible lease assets and liabilities as follows:

For the Nine Months Ended
($ in thousands)	September 30, 2022
Land	$152,767
Building	999,305
Intangible lease assets	41,439
Above-market lease assets	696
Below-market lease liabilities	(6,174)
Total purchase price (1)	$1,188,033
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2022, as of the respective date of each acquisition, was 5.2 years.

Dispositions

During the nine months ended September 30, 2022, we sold six retail properties, one office property and one retail land parcel for net proceeds of approximately $274.8 million. We recorded a net gain on sale of approximately $94.8 million.

During the nine months ended September 30, 2021, we sold one retail property, one industrial property, and two office properties for net proceeds of approximately $141.4 million. We recorded a net gain on sale of approximately $53.3 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, excluding properties classified as held for sale, as of September 30, 2022 and December 31, 2021 include the following:

	As of September 30, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets	$292,530	$(207,172)	$85,358	$261,401	$(186,820)	$74,581
Above-market lease assets	22,899	(19,521)	3,378	22,727	(19,507)	3,220
Below-market lease liabilities	(76,033)	32,381	(43,652)	(80,206)	32,707	(47,499)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$898	$2,798	$2,864	$4,667
Above-market lease amortization	(185)	(138)	(538)	(327)
Below-market lease amortization	1,209	922	3,615	2,419
Real estate-related depreciation and amortization:
Depreciation expense	$26,118	$15,332	$71,665	$42,740
Intangible lease asset amortization	10,595	3,489	29,402	9,988

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

As of December 31, 2021, we had one retail property (Bandera Road) and one office property (1st Avenue) that met the criteria to be classified as held for sale. Both properties were sold in the first quarter of 2022. The following table summarizes the amounts held for sale as of September 30, 2022 and December 31, 2021:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Net investment in real estate properties	$—	$101,690
Other assets	—	3,406
Assets held for sale	$—	$105,096
Accounts payable and accrued expenses	$—	$3,172
Intangible lease liabilities, net	—	995
Other liabilities	—	1,577
Liabilities related to assets held for sale	$—	$5,744

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

The following table summarizes our investments in unconsolidated joint venture partnerships as of September 30, 2022 and December 31, 2021:

			Investment in Unconsolidated Joint
		Ownership	Venture Partnerships as of
($ in thousands)	Segment	Percentage	September 30, 2022	December 31, 2021
Vue 1400 JV	Residential	85%	$26,038	$26,117
Net Lease JV I	Net Lease	50%	16,393	16,267
Net Lease JV II	Net Lease	50%	63,912	15,041
Total investment in unconsolidated joint venture partnerships			$106,343	$57,425

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2022	2021	Current Maturity Date	2022	2021
Line of credit (1)	4.41%	1.35%	November 2025	$185,000	$256,000
Term loan (2)	3.57	3.16	November 2026	400,000	325,000
Term loan (3)	4.39	3.19	January 2027	400,000	200,000
Fixed-rate mortgage notes	3.48	3.49	December 2025 - May 2031	380,546	381,954
Floating-rate mortgage notes (4)	4.52	2.26	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	3.98%	2.78%		$1,573,146	$1,370,554
Less: unamortized debt issuance costs				$(15,588)	$(16,762)
Add: unamortized mark-to-market adjustment on assumed debt				8,667	9,442
Total debt, net				$1,566,225	$1,363,234
Gross book value of properties encumbered by debt				$969,752	$981,927
(1)	The effective interest rate is calculated based on the Secured Overnight Financing Rate plus an 11.448 basis point adjustment (“Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of September 30, 2022, the unused and available portions under the line of credit were approximately $715.0 million and $573.3 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.

(3)	The effective interest rate is calculated based on Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $350.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”) plus a margin. As of both September 30, 2022 and December 31, 2021, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. As of September 30, 2022, our floating-rate mortgage notes were capped at 4.50% and 4.55% through interest rate cap agreements.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 4.2 years as of September 30, 2022, excluding the impact of certain extension options.

As of September 30, 2022, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2022	$—	$—	$204	$204
2023	—	—	1,463	1,463
2024	—	—	129,265	129,265
2025	185,000	—	72,360	257,360
2026	—	400,000	84,214	484,214
Thereafter	—	400,000	300,640	700,640
Total principal payments	$185,000	$800,000	$588,146	$1,573,146
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

LIBOR is expected to be phased out or modified by June 2023. As of September 30, 2022, certain of our mortgage notes have initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2022.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $10.2 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. Our interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of September 30, 2022
Interest rate swaps	12	$650,000	$20,148	$—
Interest rate caps	2	207,600	4,341	—
Total derivative instruments	14	$857,600	$24,489	$—
As of December 31, 2021
Interest rate swaps	13	$500,000	$164	$11,236
Interest rate caps	2	207,600	159	—
Total derivative instruments	15	$707,600	$323	$11,236

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$17,114	$(224)	$27,976	$2,519
Amount reclassified from AOCI into interest expense	331	2,537	3,282	7,740
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	42,255	17,866	100,439	51,477
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in other income	$1,691	$—	$4,223	$(13)

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”).

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of September 30, 2022 and December 31, 2021, there were approximately $88.6 million and $62.1 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income on our condensed consolidated statements of operations. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

The following table presents our DST Program activity for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
DST Interests sold	$212,118	$73,049	$654,781	$187,972
DST Interests financed by DST Program Loans	17,286	5,349	45,318	17,105
Income earned from DST Program Loans (1)	942	577	2,443	1,586
Financing obligation liability appreciation (2)	12,189	1,670	24,721	4,181
Rent obligation incurred under master lease agreements (2)	12,708	7,361	33,565	20,697

(1) Included in other income and expenses on condensed consolidated statements of operations.

(2) Included in interest expense on condensed consolidated statements of operations.

Additionally, during the nine months ended September 30, 2022 and 2021, 15.8 million partnership units (“OP Units”) in our operating partnership, AREIT Operating Partnership LP (the “Operating Partnership”) and 7.6 million OP Units, respectively were issued in exchange for DST Interests, for a net investment of $136.9 million and $57.7 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

7. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2022
Assets:
Derivative instruments	$—	$24,489	$—	$24,489
Total assets measured at fair value	$—	$24,489	$—	$24,489
Liabilities:
Derivative instruments	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
As of December 31, 2021
Assets:
Derivative instruments	$—	$323	$—	$323
Total assets measured at fair value	$—	$323	$—	$323
Liabilities:
Derivative instruments	$—	$11,236	$—	$11,236
Total liabilities measured at fair value	$—	$11,236	$—	$11,236

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps and interest rate caps whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 5” above for further discussion of our derivative instruments.

Nonrecurring Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$152,927	$152,463	$106,463	$106,463
DST Program Loans	88,597	84,596	62,123	62,123
Liabilities:
Line of credit	$185,000	$185,000	$256,000	$256,000
Term loans	800,000	800,000	525,000	525,000
Mortgage notes	588,146	538,881	589,554	600,467
(1)	The carrying value reflects the principal amount outstanding.

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

During the nine months ended September 30, 2022, we raised gross proceeds of approximately $332.4 million from the sale of approximately 38.6 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $21.6 million.

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	11,692	28,958	5,509	47,745	58,117	152,021
Issuance of common stock:
Primary shares	2,202	3,245	568	3,483	—	9,498
Distribution reinvestment plan	69	162	32	282	225	770
Share-based compensation	—	—	—	21	—	21
Redemptions of common stock	(64)	(217)	(119)	(442)	(1,083)	(1,925)
Conversions	(217)	—	—	217	—	—
Balance as of September 30, 2021	13,682	32,148	5,990	51,306	57,259	160,385
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	21,672	46,163	7,947	64,741	54,578	195,101
Issuance of common stock:
Primary shares	2,994	2,303	135	3,483	—	8,915
Distribution reinvestment plan	109	211	39	321	181	861
Share-based compensation	—	—	—	27	—	27
Redemptions of common stock	(49)	(531)	(188)	(417)	(1,102)	(2,287)
Conversions	(14)	—	—	14	—	—
Balance as of September 30, 2022	24,712	48,146	7,933	68,169	53,657	202,617
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	4,118	8,873	2,024	6,664	—	21,679
Distribution reinvestment plan	188	444	86	824	695	2,237
Share-based compensation	—	—	—	29	—	29
Redemptions of common stock	(163)	(685)	(218)	(1,226)	(4,309)	(6,601)
Conversions	(292)	—	—	292	—	—
Balance as of September 30, 2021	13,682	32,148	5,990	51,306	57,259	160,385
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	8,183	12,627	1,628	13,666	—	36,104
Distribution reinvestment plan	301	604	114	928	569	2,516
Share-based compensation	—	—	—	27	—	27
Redemptions of common stock	(82)	(842)	(558)	(973)	(3,240)	(5,695)
Conversions	(115)	—	—	115	—	—
Balance as of September 30, 2022	24,712	48,146	7,933	68,169	53,657	202,617

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
September 30	0.09375	9,684	3,972	7,732	1,399	22,787
Total	$0.28125	$27,820	$10,147	$21,970	$3,688	$63,625
2021
March 31	$0.09375	$7,562	$1,424	$5,526	$586	$15,098
June 30	0.09375	7,696	1,611	5,723	655	15,685
September 30	0.09375	7,984	1,854	5,985	759	16,582
December 31	0.09375	8,265	2,446	6,361	885	17,957
Total	$0.37500	$31,507	$7,335	$23,595	$2,885	$65,322
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share, and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2022 and 2021. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2022	2021
Number of shares redeemed or repurchased	5,695	6,601
Aggregate dollar amount of shares redeemed or repurchased	$48,783	$50,130
Average redemption or repurchase price per share	$8.57	$7.59

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

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
($ in thousands)	2022	2021
Balance at beginning of the year	$8,994	$3,798
Settlement of prior year performance participation allocation (1)	15,327	4,608
Distributions to redeemable noncontrolling interests	(543)	(314)
Redemptions to redeemable noncontrolling interests (2)	(7,724)	—
Net (loss) income attributable to redeemable noncontrolling interests	(67)	169
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	283	70
Redemption value allocation adjustment to redeemable noncontrolling interests	1,900	293
Ending balance	$18,170	$8,624
(1)	The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $4.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $7.7 million.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Selling commissions and dealer manager fees (1)	$1,614	$845	$4,480	$1,866	$—	$—
Ongoing distribution fees (1)(2)	1,416	788	3,745	2,064	638	394
Advisory fees—fixed component	8,980	5,480	24,351	15,389	3,058	2,094
Performance participation allocation	3,710	3,774	22,088	7,769	22,088	15,327
Other expense reimbursements—Advisor (3)(4)	2,962	2,950	8,308	8,783	2,597	1,443
Other expense reimbursements—Dealer Manager	99	107	269	249	84	—
Property accounting fee (5)	508	—	811	—	811	—
DST Program selling commissions, dealer manager and distribution fees (1)	5,994	3,106	19,178	6,422	264	219
Other DST Program related costs—Advisor (4)	4,217	1,710	12,617	3,978	150	87
Total	$29,500	$18,760	$95,847	$46,520	$29,690	$19,564
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $55.4 million and $34.1 million as of September 30, 2022 and December 31, 2021, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described after this footnote, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended September 30, 2022, and 2021 were approximately $2.6 million and $2.6 million, respectively. Amounts incurred related to these compensation expenses for the nine months ended September 30, 2022, and 2021 were approximately $7.9 million and $7.3 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. As the performance hurdle was achieved as of both September 30, 2022 and 2021, we recognized approximately $3.7 million and $3.8 million for the three months ended September 30, 2022 and 2021, respectively, and $22.1 million and $7.8 million for the nine months ended September 30, 2022 and 2021, respectively, of performance participation allocation expense in our condensed consolidated statements of operations.

11. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders—basic	$(24,872)	$13,940	$(9,449)	$22,922
Net (loss) income attributable to redeemable noncontrolling interests	(253)	99	(67)	169
Net (loss) income attributable to noncontrolling interests	(4,996)	1,654	(2,378)	2,430
Net (loss) income attributable to common stockholders—diluted	$(30,121)	$15,693	$(11,894)	$25,521
Weighted-average shares outstanding—basic	200,667	157,025	190,199	151,045
Incremental weighted-average shares effect of conversion of noncontrolling interests	42,327	19,752	36,095	17,430
Weighted-average shares outstanding—diluted	242,994	176,777	226,294	168,475
Net (loss) income per share attributable to common stockholders:
Basic	$(0.12)	$0.09	$(0.05)	$0.15
Diluted	$(0.12)	$0.09	$(0.05)	$0.15

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2022	2021
Distributions reinvested in common stock	$21,555	$17,001
Change in accrued future ongoing distribution fees	21,371	10,864
Net increase in DST Program Loans receivable through DST Program capital raising	45,318	17,105
Settlement of DST Program Loans through issuance of OP Units	18,695	4,058
Redeemable noncontrolling interest issued as settlement of performance participation allocation	15,327	4,608
Issuances of OP Units for DST Interests	136,905	57,729

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended
	September 30,
(in thousands)	2022	2021
Beginning of period:
Cash and cash equivalents	$10,605	$11,266
Restricted cash	3,747	10,468
Cash, cash equivalents and restricted cash	$14,352	$21,734
End of period:
Cash and cash equivalents	$24,245	$12,463
Restricted cash	3,788	10,533
Cash, cash equivalents and restricted cash	$28,033	$22,996

13. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire are subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2022.

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

The following table reflects our total consolidated assets by business segment as of September 30, 2022 and December 31, 2021:

	As of
(in thousands)	September 30, 2022	December 31, 2021 (1)
Assets:
Office properties	$367,711	$335,811
Retail properties	541,881	639,584
Residential properties	1,504,078	837,491
Industrial properties	1,265,691	826,353
Corporate	394,316	351,732
Total assets	$4,073,677	$2,990,971
(1)	As of December 31, 2021, amounts held for sale are included in the corporate grouping. Refer to “Note 3” for further detail.

The following table sets forth consolidated financial results by segment for the three and nine months ended September 30, 2022 and 2021:

(in thousands)	Office	Retail	Residential	Industrial	Consolidated
For the Three Months Ended September 30, 2022
Rental revenues	$13,065	$15,303	$28,047	$20,573	$76,988
Rental expenses	(6,296)	(4,421)	(12,261)	(5,117)	(28,095)
Net operating income	$6,769	$10,882	$15,786	$15,456	$48,893
Real estate-related depreciation and amortization	$3,746	$4,140	$13,490	$15,337	$36,713
For the Three Months Ended September 30, 2021
Rental revenues	$16,887	$18,679	$7,237	$10,793	$53,596
Rental expenses	(7,111)	(4,660)	(3,257)	(2,814)	(17,842)
Net operating income	$9,776	$14,019	$3,980	$7,979	$35,754
Real estate-related depreciation and amortization	$4,945	$5,336	$2,283	$6,257	$18,821
For the Nine Months Ended September 30, 2022
Rental revenues	$39,845	$48,879	$70,225	$54,038	$212,987
Rental expenses	(18,259)	(12,826)	(30,265)	(12,955)	(74,305)
Net operating income	$21,586	$36,053	$39,960	$41,083	$138,682
Real estate-related depreciation and amortization	$11,986	$13,268	$37,882	$37,931	$101,067
For the Nine Months Ended September 30, 2021
Rental revenues	$49,663	$53,600	$20,885	$28,509	$152,657
Rental expenses	(22,116)	(13,854)	(9,666)	(6,682)	(52,318)
Net operating income	$27,547	$39,746	$11,219	$21,827	$100,339
Real estate-related depreciation and amortization	$14,814	$14,445	$7,612	$15,857	$52,728

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income attributable to common stockholders	$(24,872)	$13,940	$(9,449)	$22,922
Debt-related income	(1,548)	(2,298)	(5,862)	(6,741)
Real estate-related depreciation and amortization	36,713	18,821	101,067	52,728
General and administrative expenses	3,155	2,183	7,786	6,582
Advisory fees	8,980	5,480	24,351	15,389
Performance participation allocation	3,710	3,774	22,088	7,769
Acquisition costs and reimbursements	1,176	738	3,898	1,451
Impairment of real estate property	—	—	—	758
Equity in income from unconsolidated joint venture partnerships	(1,590)	—	(2,298)	—
Interest expense	42,255	17,866	100,439	51,477
Gain on sale of real estate property	(11,303)	(25,979)	(94,827)	(53,321)
Loss on extinguishment of debt and financing commitments, net	—	—	8	—
Other income	(2,534)	(524)	(6,074)	(1,274)
Net (loss) income attributable to redeemable noncontrolling interests	(253)	99	(67)	169
Net (loss) income attributable to noncontrolling interests	(4,996)	1,654	(2,378)	2,430
Net operating income	$48,893	$35,754	$138,682	$100,339

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2022, our real property portfolio consisted of 89 properties, totaling approximately 18.5 million square feet located in 33 markets throughout the U.S. We also owned 137 properties through our unconsolidated joint venture partnerships as of September 30, 2022. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the nine months ended September 30, 2022, we raised gross proceeds of approximately $332.4 million from the sale of approximately 38.6 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $21.6 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance a portion of the sale of DST Interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the nine months ended September 30, 2022, we sold $654.8 million of gross interests related to the DST Program, $45.3 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by segment as of September 30, 2022:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	7	1,532	8.3%	$34.76	75.1%	$600,800	13.0%
Retail properties	8	18	2,422	13.1	19.26	95.6	739,700	16.0
Residential properties	8	14	4,205	22.8	26.90	93.6	1,697,300	36.7
Industrial properties	28	50	10,297	55.8	5.78	99.7	1,581,900	34.3
Total real property portfolio	33	89	18,456	100.0%	$14.14	95.7%	$4,619,700	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of September 30, 2022.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under

Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.62 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.08 billion, representing a difference of approximately $537.0 million, or 13.2%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2022 and December 31, 2021:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Investments in office properties	$600,800	$668,700
Investments in retail properties	739,700	890,700
Investments in residential properties	1,697,300	907,000
Investments in industrial properties	1,581,900	983,700
Total investment in real estate properties	4,619,700	3,450,100
Investment in unconsolidated joint venture partnerships	119,757	57,425
Debt-related investments	152,463	106,463
DST Program Loans	84,596	62,123
Total investments	4,976,516	3,676,111
Cash and cash equivalents	24,245	10,605
Restricted cash	3,788	3,747
Other assets	51,547	53,361
Line of credit, term loans and mortgage notes	(1,581,813)	(1,370,554)
Financing obligations associated with our DST Program	(1,171,595)	(682,748)
Other liabilities	(79,815)	(53,639)
Accrued performance participation allocation	(22,088)	(15,327)
Accrued advisory fees	(3,058)	(2,097)
Noncontrolling interests in consolidated joint venture partnerships	(1,470)	(1,176)
Aggregate Fund NAV	$2,196,257	$1,618,283
Total Fund Interests outstanding	247,120	197,960

The following table sets forth the NAV per Fund Interest as of September 30, 2022:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,196,257	$219,627	$427,894	$70,504	$605,845	$476,871	$395,516
Fund Interests outstanding	247,120	24,712	48,146	7,933	68,169	53,657	44,503
NAV Per Fund Interest	$8.89	$8.89	$8.89	$8.89	$8.89	$8.89	$8.89

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of September 30, 2022, we estimated approximately $55.4 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 6 to the Condensed Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures, and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.10% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of September 30, 2022, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.18%	6.20%	4.69%	4.88%	5.18%
Discount rate / internal rate of return	6.61%	6.85%	5.96%	6.00%	6.20%
Average holding period (years)	9.5	10.0	10.0	10.1	10.0

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.95%	2.50%	3.76%	3.88%	3.49%
	0.25% increase	(2.72)%	(2.30)%	(3.38)%	(3.50)%	(3.16)%
Discount rate (weighted-average)	0.25% decrease	2.04%	1.90%	2.02%	2.10%	2.03%
	0.25% increase	(1.99)%	(1.85)%	(1.97)%	(2.05)%	(1.98)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of September 30, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2022 was $85.4 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $85.4 million, or $0.34 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2022:

(in thousands)	As of September 30, 2022
Total stockholder's equity	$807,081
Noncontrolling interests	311,144
Total equity under GAAP	1,118,225

Adjustments:
Accrued distribution fee (1)	55,435
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	504,354
Accumulated depreciation and amortization (3)	506,634
Other adjustments (4)	11,609
Aggregate Fund NAV	$2,196,257
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our real estate and real estate-related investments or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $8.17 per share as of December 31, 2021 to $8.89 per share as of September 30, 2022. The increase in NAV was primarily driven by performance of our real estate portfolio, including the dispositions of one office property, six retail properties, and a retail land parcel for net proceeds of approximately $274.8 million, which resulted in an increase to NAV, as well as the acquisitions of 21 industrial properties, seven residential properties, and one life science property for an aggregate contractual purchase price of $1.2 billion, which have been accretive to portfolio returns. Additionally, strong leasing and above-average market rent growth in the industrial and residential sectors have driven performance.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of September 30, 2022) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.27)%	7.82%	13.61%	9.54%	7.11%	7.23%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.13)%	12.44%	18.42%	10.77%	7.90%	7.58%
Difference	(1.14)%	(4.62)%	(4.81)%	(1.23)%	(0.79)%	(0.35)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.15%	11.60%	17.58%	10.81%	7.85%	7.36%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.33%	16.38%	22.57%	12.05%	8.57%	7.72%
Difference	(1.18)%	(4.78)%	(4.99)%	(1.24)%	(0.72)%	(0.36)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.27)%	7.82%	13.61%	9.54%	7.11%	7.23%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.13)%	12.44%	18.42%	10.77%	7.90%	7.58%
Difference	(1.14)%	(4.62)%	(4.81)%	(1.23)%	(0.79)%	(0.35)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.15%	11.60%	17.58%	10.81%	7.85%	7.36%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.33%	16.38%	22.57%	12.05%	8.57%	7.72%
Difference	(1.18)%	(4.78)%	(4.99)%	(1.24)%	(0.72)%	(0.36)%

Class D Share Total Return (3)	1.31%	12.10%	18.29%	11.47%	8.49%	7.67%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.48%	16.90%	23.30%	12.72%	9.22%	8.03%
Difference	(1.17)%	(4.80)%	(5.01)%	(1.25)%	(0.73)%	(0.36)%

Class I Share Total Return (3)	1.37%	12.30%	18.58%	11.75%	8.76%	8.07%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.55%	17.12%	23.61%	13.00%	9.49%	8.42%
Difference	(1.18)%	(4.82)%	(5.03)%	(1.25)%	(0.73)%	(0.35)%

Class E Share Return Total Return (3)	1.37%	12.30%	18.58%	11.75%	8.76%	8.11%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.55%	17.12%	23.61%	13.00%	9.49%	8.48%
Difference	(1.18)%	(4.82)%	(5.03)%	(1.25)%	(0.73)%	(0.37)%
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

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

The commercial real estate markets continued to be impacted by the challenging macroeconomic environment, including higher inflation, geopolitical uncertainty and particularly the effect of rapidly rising interest rates. Given the rise in interest rates by central banks globally, property valuations are beginning to show early signs of the cycle turning, with capitalization rate compressions waning and in certain cases yields widening. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong fundamentals of real estate. We believe our portfolio is well-positioned for this market environment. Real estate market fundamentals remain favorable, supported by strong rent growth, low vacancy rates and demand generally outpacing supply in certain sectors like industrial and residential. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2022 Activities

During the nine months ended September 30, 2022, we completed the following activities:

●	We acquired 21 industrial properties, seven residential properties, and one office property, specifically a life science property comprising 5.7 million square feet for an aggregate contractual purchase price of approximately $1.2 billion.
●	We sold six retail properties, one office property, and a retail land parcel for net proceeds of approximately $274.8 million and recorded a net gain on sale of approximately $94.8 million related to the sale of these properties.
●	We leased approximately 867,000 square feet of our commercial properties, which included 387,000 square feet of new leases and 480,000 square feet of renewals. Additionally, our residential rent increases on new lease trade outs and renewals averaged 15.0% and 12.8%, respectively. We are currently 94.9% occupied (95.7% leased) as of September 30, 2022, as compared to 94.0% occupied (94.6% leased) as of December 31, 2021.
●	We decreased our leverage ratio from 37.6% as of December 31, 2021, to 31.7% as of September 30, 2022. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of approximately $332.4 million from the sale of approximately 38.6 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $21.6 million. Additionally, we raised $654.8 million of gross capital through private placement offerings by selling DST Interests, $45.3 million of which were financed by DST Program Loans.
●	We redeemed 5.7 million shares of common stock at a weighted-average purchase price of $8.57 per share for an aggregate amount of $48.8 million.
●	We entered into five interest rate swap agreements with a notional amount of $350.0 million that became effective in July 2022.
●	We invested $49.7 million in debt-related investments.

Results for the Three and Nine Months Ended September 30, 2022 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022 and nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021:

	For the Three Months Ended		Change			For the Nine Months Ended		Change
($ in thousands, except per share data)	September 30, 2022	June 30, 2022	$	%		September 30, 2022	September 30, 2021	$	%
Revenues:
Rental revenues	$76,988	$73,494	$3,494	4.8%		$212,987	$152,657	$60,330	39.5%
Debt-related income	1,548	846	702	83.0		5,862	6,741	(879)	(13.0)
Total revenues	78,536	74,340	4,196	5.6		218,849	159,398	59,451	37.3
Operating expenses:
Rental expenses	28,095	24,896	3,199	12.8		74,305	52,318	21,987	42.0
Real estate-related depreciation and amortization	36,713	36,903	(190)	(0.5)		101,067	52,728	48,339	91.7
General and administrative expenses	3,155	2,594	561	21.6		7,786	6,582	1,204	18.3
Advisory fees	8,980	8,227	753	9.2		24,351	15,389	8,962	58.2
Performance participation allocation	3,710	6,186	(2,476)	(40.0)		22,088	7,769	14,319	NM
Acquisition costs and reimbursements	1,176	1,093	83	7.6		3,898	1,451	2,447	NM
Impairment of real estate property	—	—	—	—		—	758	(758)	(100.0)
Total operating expenses	81,829	79,899	1,930	2.4		233,495	136,995	96,500	70.4
Other (income) expenses:
Equity in income from unconsolidated joint venture partnerships	(1,590)	(1,718)	128	(7.5)		(2,298)	—	(2,298)	(100.0)
Interest expense	42,255	33,774	8,481	25.1		100,439	51,477	48,962	95.1
Gain on sale of real estate property	(11,303)	(29,643)	18,340	(61.9)		(94,827)	(53,321)	(41,506)	77.8
Loss on extinguishment of debt and financing commitments, net	—	8	(8)	(100.0)		8	—	8	100.0
Other income	(2,534)	(1,413)	(1,121)	79.3		(6,074)	(1,274)	(4,800)	NM
Total other expenses (income)	26,828	1,008	25,820	NM		(2,752)	(3,118)	366	(11.7)
Net (loss) income	(30,121)	(6,567)	(23,554)	NM		(11,894)	25,521	(37,415)	NM
Net loss (income) attributable to redeemable noncontrolling interests	253	60	193	NM		67	(169)	236	NM
Net loss (income) attributable to noncontrolling interests	4,996	919	4,077	NM		2,378	(2,430)	4,808	NM
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(24,872)	$(5,588)	(19,284)	NM	%	$(9,449)	$22,922	$(32,371)	NM	%
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.12)	$(0.03)	(0.09)	NM	%	$(0.05)	$0.15	$(0.20)	NM	%

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $3.5 million and $60.3 million for the three and nine months ended September 30, 2022, respectively, as compared to the three months ended June 30, 2022 and the nine months ended September 30, 2021, respectively, primarily due to the increase in non-same store revenues resulting from significant growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Nine Months Ended		Change
(in thousands)	September 30, 2022	June 30, 2022	$	%	September 30, 2022	September 30, 2021	$	%
Rental income	$75,066	$71,229	$3,837	5.4%	$207,046	$145,898	$61,148	41.9%
Straight-line rent	898	1,240	(342)	(27.6)	2,864	4,667	(1,803)	(38.6)
Amortization of above- and below-market intangibles	1,024	1,025	(1)	(0.1)	3,077	2,092	985	47.1
Total rental revenues	$76,988	$73,494	$3,494	4.8%	$212,987	$152,657	$60,330	39.5%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three and nine months ended September 30, 2022 increased by $3.2 million and $22.0 million, as compared to the three months ended June 30, 2022 and nine months ended September 30, 2021, respectively, primarily due to (i) an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2021, which was partially offset by our disposition activity since January 1, 2021; and (ii) increased real estate tax expense driven by net acquisition activity and operating expenses associated with certain properties. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Three Months Ended		Change		For the Nine Months Ended		Change
(in thousands)	September 30, 2022	June 30, 2022	$	%	September 30, 2022	September 30, 2021	$	%
Real estate taxes	$10,983	$10,718	$265	2.5%	$30,523	$21,191	$9,332	44.0%
Repairs and maintenance	5,863	5,200	663	12.8	15,942	14,001	1,941	13.9
Utilities	2,957	2,484	473	19.0	7,971	5,305	2,666	50.3
Property management fees	1,865	1,723	142	8.2	5,149	3,689	1,460	39.6
Insurance	1,185	1,254	(69)	(5.5)	3,398	1,782	1,616	90.7
Other	5,242	3,517	1,725	49.0	11,322	6,350	4,972	78.3
Total rental expenses	$28,095	$24,896	$3,199	12.8%	$74,305	$52,318	$21,987	42.0%

All Remaining Income and Expenses. In aggregate, the remaining income and expenses increased by $23.8 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, primarily due to the following:

●	a decrease in gain from disposition of $18.3 million; and
●	an increase in interest expense of $8.5 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt.

In aggregate, the remaining income and expenses increased $75.8 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the following:

●	an increase in interest expense of $49.0 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt;
●	an increase in real estate-related depreciation and amortization of $48.3 million driven by our net acquisition activity and lease termination amortization; and
●	an increase in performance participation allocation of $14.3 million driven by the increased performance of our portfolio over the period.

Partially offset by:

●	an increase in gain from dispositions of $41.5 million.

Same Store Portfolio Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI, therefore, our investors should consider net income (loss) as the primary indicator our overall financial performance.

We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the condensed consolidated statements of operations. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

The same store operating portfolio for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 presented below includes 68 properties totaling 14.6 million square feet owned as of April 1, 2022, which represented 78.9% of total rentable square feet as of September 30, 2022. The same store operating portfolio for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 presented below includes 44 properties totaling approximately 9.6 million square feet owned as of January 1, 2021, which represented 51.9% of total rentable square feet as of September 30, 2022.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Net (loss) income attributable to common stockholders	$(24,872)	$(5,588)	$(9,449)	$22,922
Debt-related income	(1,548)	(846)	(5,862)	(6,741)
Real estate-related depreciation and amortization	36,713	36,903	101,067	52,728
General and administrative expenses	3,155	2,594	7,786	6,582
Advisory fees	8,980	8,227	24,351	15,389
Performance participation allocation	3,710	6,186	22,088	7,769
Acquisition costs and reimbursements	1,176	1,093	3,898	1,451
Impairment of real estate property	—	—	—	758
Equity in income from unconsolidated joint venture partnerships	(1,590)	(1,718)	(2,298)	—
Interest expense	42,255	33,774	100,439	51,477
Gain on sale of real estate property	(11,303)	(29,643)	(94,827)	(53,321)
Loss on extinguishment of debt and financing commitments, net	—	8	8	—
Other income	(2,534)	(1,413)	(6,074)	(1,274)
Net (loss) income attributable to redeemable noncontrolling interests	(253)	(60)	(67)	169
Net (loss) income attributable to noncontrolling interests	(4,996)	(919)	(2,378)	2,430
Net operating income	$48,893	$48,598	$138,682	$100,339
Less: Non-same store NOI	7,797	6,822	55,445	18,069
Same store NOI	$41,096	$41,776	$83,237	$82,270

Our markets are aggregated into four reportable segments: office, retail, residential and industrial. Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 14 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and NOI aggregated by segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by segment for rental revenues, rental expenses and NOI for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022 and nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021

	For the Three Months Ended		Change		For the Nine Months Ended		Change
($ in thousands, except per square foot data)	September 30, 2022	June 30, 2022	$	%	September 30, 2022	September 30, 2021	$	%
Rental revenues:
Office	$12,280	$12,507	$(227)	(1.8)%	$37,559	$39,240	$(1,681)	(4.3)%
Retail	14,959	14,758	201	1.4	40,346	38,960	1,386	3.6
Residential	17,759	17,220	539	3.1	24,039	20,884	3,155	15.1
Industrial	18,527	17,704	823	4.6	25,369	25,055	314	1.3
Total same store rental revenues	63,525	62,189	1,336	2.1	127,313	124,139	3,174	2.6
Non-same store properties	13,463	11,305	2,158	19.1	85,674	28,518	57,156	NM
Total rental revenues	$76,988	$73,494	$3,494	4.8%	$212,987	$152,657	$60,330	39.5%
Rental expenses:
Office	$(5,964)	$(5,493)	$(471)	(8.6)%	$(17,111)	$(16,261)	$(850)	(5.2)%
Retail	(4,349)	(3,522)	(827)	(23.5)	(10,739)	(9,914)	(825)	(8.3)
Residential	(7,384)	(7,138)	(246)	(3.4)	(9,965)	(9,665)	(300)	(3.1)
Industrial	(4,732)	(4,260)	(472)	(11.1)	(6,261)	(6,029)	(232)	(3.8)
Total same store rental expenses	(22,429)	(20,413)	(2,016)	(9.9)	(44,076)	(41,869)	(2,207)	(5.3)
Non-same store properties	(5,666)	(4,483)	(1,183)	(26.4)	(30,229)	(10,449)	(19,780)	NM
Total rental expenses	$(28,095)	$(24,896)	$(3,199)	(12.8)%	$(74,305)	$(52,318)	$(21,987)	(42.0)%
NOI:
Office	$6,316	$7,014	$(698)	(10.0)%	$20,448	$22,979	$(2,531)	(11.0)%
Retail	10,610	11,236	(626)	(5.6)	29,607	29,046	561	1.9
Residential	10,375	10,082	293	2.9	14,074	11,219	2,855	25.4
Industrial	13,795	13,444	351	2.6	19,108	19,026	82	0.4
Total same store NOI	41,096	41,776	(680)	(1.6)	83,237	82,270	967	1.2
Non-same store properties	7,797	6,822	975	14.3	55,445	18,069	37,376	NM
Total NOI	$48,893	$48,598	$295	0.6%	$138,682	$100,339	$38,343	38.2%
Same store average percentage occupied:
Office	72.4%	76.5%			75.9%	81.9%
Retail	93.4	93.0			92.5	91.5
Residential	93.6	93.4			94.2	94.7
Industrial	98.7	97.8			97.3	98.2
Same store average annualized base rent per square foot:
Office	$35.42	$34.67			$35.42	$35.30
Retail	19.26	19.22			20.18	19.78
Residential	30.01	29.11			27.00	24.06
Industrial	6.29	6.30			5.27	5.13

NM = Not meaningful

Office Segment. For the three and nine months ended September 30, 2022, our office segment same store NOI decreased by $0.7 million and $2.5 million, respectively, as compared to the three months ended June 30, 2022 and the nine months ended September 30, 2021, respectively, primarily due to reduced occupancy and increased non-recoverable operating expenses at certain of our office properties and reduced termination fee revenue at our Bala Pointe property in 2022.

Retail Segment. For the three months ended September 30, 2022, our retail segment same store NOI decreased by $0.6 million as compared to the three months ended June 30, 2022, primarily due to increased non-recoverable operating expenses, including bad debt expense, at certain of our retail properties during the third quarter of 2022. For the nine months ended September 30, 2022, our retail segment same store NOI increased by $0.6 million as compared to the nine months ended September 30, 2021, primarily due to increased occupancy and percentage rent at certain of our retail properties during 2022.

Residential Segment. For the three and nine months ended September 30, 2022, our residential segment same store NOI increased by $0.3 million and $2.9 million, respectively, as compared to the three months ended June 30, 2022 and the nine months ended September 30, 2021, respectively, primarily due to increased market rents and reduced rent concessions at certain of our residential properties during 2022.

Industrial Segment. For the three months ended September 30, 2022, our industrial segment same store NOI increased by $0.4 million as compared to the three months ended June 30, 2022, primarily due to increased occupancy at certain of our industrial properties during the third quarter of 2022. For the nine months ended September 30, 2022, our industrial segment same store NOI remained consistent as compared to the nine months ended September 30, 2021.

ADDITIONAL MEASURES OF PERFORMANCE

Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”)

We believe that FFO and AFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as alternatives to net income (loss) or to cash flows from operating activities as indications of our performance and are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO, AFFO, and similar measures differently and choose to treat certain accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) our performance participation allocation, (ii) unrealized (gain) loss from changes in fair value of financial instruments, and (iii) financing obligation liability appreciation (depreciation).

Although some REITs may present certain performance measures differently, we believe FFO and AFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO or AFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculations and characterizations of FFO and AFFO.

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
GAAP net (loss) income	$(30,121)	$15,693	$(11,894)	$25,521
Weighted-average shares outstanding—diluted	242,994	176,777	226,294	168,475
GAAP net (loss) income per common share—diluted	$(0.12)	$0.09	$(0.05)	$0.15
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	36,713	18,821	101,067	52,728
Impairment of real estate property	—	—	—	758
Gain on sale of real estate property	(11,303)	(25,979)	(94,827)	(53,321)
Our share of adjustments from joint venture partnerships	630	—	2,793	—
NAREIT FFO	$(4,081)	$8,535	$(2,861)	$25,686
NAREIT FFO per common share—diluted	$(0.02)	$0.05	$(0.01)	$0.15
Adjustments to arrive at AFFO:
Performance participation allocation	3,710	3,774	22,088	7,769
(Gain) loss on derivative instruments (1)	(1,691)	—	(4,223)	13
Financing obligation liability appreciation	12,189	1,670	24,721	4,181
Our share of adjustments from joint venture partnerships	(722)	—	(1,535)	—
AFFO	$9,405	$13,979	$38,190	$37,649
(1)	Unrealized (gain) loss from changes in fair value of financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2022, we had approximately $1.1 million of borrowings coming due in the next 12 months, including scheduled amortization payments. We expect to be able to repay our principal obligations over the next 12 months and beyond through operating cash flows, refinancings and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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

As of September 30, 2022, contractual rent collections are consistent with average annual collections prior to the pandemic. We are pleased with these collections given the pandemic’s significant impacts on the broader economy, thus reflecting the relatively defensive nature of our assets.

As of September 30, 2022, our financial position was strong with 31.7% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.9% occupied (95.7% leased) as of September 30, 2022 and is diversified across 89 properties totaling 18.5 million square feet across 33 geographic markets. Our properties contain a diverse roster of 395 commercial customers, large and small, and has an allocation based on fair value of real estate properties as determined by our NAV calculation of 36.7% residential, 34.3% industrial, 16.0% retail which is primarily grocery-anchored, and 13.0% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Total cash provided by (used in):
Operating activities	$59,707	$38,750	$20,957
Investing activities	(1,025,643)	(226,175)	(799,468)
Financing activities	979,617	188,687	790,930
Net (decrease) increase in cash, cash equivalents and restricted cash	$13,681	$1,262	$12,419

Net cash provided by operating activities increased by approximately $21.0 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to growth in our property operations as a result of our acquisition activity over the last year.

Net cash used in investing activities increased by approximately $799.5 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to (i) an increase in acquisition activity of $834.9 million; and (ii) increases in investment activity related to our investment in unconsolidated joint venture partnerships and our investment in debt-related investments for $47.9 million and $49.3 million, respectively, as compared to the same period in 2021. These drivers were partially offset by an increase in net disposition proceeds of $133.5 million.

Net cash provided by financing activities increased by approximately $790.9 million for the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to an increase in net offering activity from our DST Program and public offering of $554.6 million and an increase in net borrowing activity of $249.8 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2022, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $185.0 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.06%, which includes the effect of the interest rate swap agreements related to $650.0 million in borrowings under our term loans.

As of September 30, 2022, the unused and available portions under our line of credit were $715.0 million and $573.3 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

LIBOR is expected to be phased out or modified by June 2023. As of September 30, 2022, certain of our mortgage notes have an initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of September 30, 2022, we had property-level borrowings of approximately $588.1 million outstanding with a weighted-average remaining term of approximately 4.5 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.85%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 31.7% as of September 30, 2022. Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates in 2022, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Offering Proceeds. For the nine months ended September 30, 2022, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $332.4 million ($311.9 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$15,055	66.1%	$10,597	63.9%
Reinvested in shares	7,732	33.9	5,985	36.1
Total (2)	$22,787	100.0%	$16,582	100.0%
Sources of Distributions
Cash flows from operating activities	$10,087	44.3%	$10,597	63.9%
Borrowings	4,968	21.8	—	—
DRIP (3)	7,732	33.9	5,985	36.1
Total (2)	$22,787	100.0%	$16,582	100.0%

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$41,655	65.5%	$30,131	63.6%
Reinvested in shares	21,970	34.5	17,234	36.4
Total (2)	$63,625	100.0%	$47,365	100.0%
Sources of Distributions
Cash flows from operating activities	$41,655	65.5%	$30,131	63.6%
Borrowings	—	—	—	—
DRIP (3)	21,970	34.5	17,234	36.4
Total (2)	$63,625	100.0%	$47,365	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended September 30, 2022 and 2021, our FFO was $(4.1) million, or (17.9)% of our total distributions, and $8.5 million, or 51.5% of our total distributions, respectively. For the nine months ended September 30, 2022 and 2021, our FFO was $(2.9) million, or (4.5)% of our total distributions and $25.7 million, or 54.2% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2022 and 2021. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2022	2021
Number of shares redeemed or repurchased	5,695	6,601
Aggregate dollar amount of shares redeemed or repurchased	$48,783	$50,130
Average redemption or repurchase price per share	$8.57	$7.59

For the nine months ended September 30, 2022 and 2021, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $48.8 million and $50.1 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. As of September 30, 2022, our critical accounting estimates have not changed from those described in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2022, our debt instruments consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2022, our fixed interest rate debt consisted of $380.5 million under our mortgage notes and $650.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 65.5% of our total consolidated debt as of September 30, 2022. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $987.2 million and $1.0 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2022. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2022, our consolidated variable interest rate debt consisted of $185.0 million of borrowings under our line of credit, $150.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 34.5% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $542.6 million of consolidated borrowings; however, $207.6 million of these borrowings are capped through the use of two interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2022, would increase our annual interest expense by approximately $0.8 million.

Derivative Instruments. As of September 30, 2022, we had 14 outstanding and effective derivative instruments, with a total notional amount of $857.6 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in our 2021 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q.

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

The table below summarizes the redemption activity for the three months ended September 30, 2022, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
July 31, 2022	630	$8.87	630	—
August 31, 2022	795	8.86	795	—
September 30, 2022 (3)	862	8.86	862	—
Total	2,287	$8.86	2,287	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in September 2022 are considered redeemed on October 1, 2022 and are not included in the table above.

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

In addition, Class E stockholders participating in the DRP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates. The current suitability standards for Class T, Class S, Class D and Class I stockholders participating in the DRP are listed in the section entitled “Suitability Standards” in our current Class T, Class S, Class D and Class I public offering prospectus on file at www.sec.gov and on our website at areswmsresources.com/investment-solutions/AREIT.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on March 15, 2022.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

99.1*	Consent of Altus Group U.S. Inc.

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 10, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

November 10, 2022	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 10, 2022	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)