Form 10-K
period 2022-12-31
Ares Real Estate Income Trust Inc.
filed 2023-03-20
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 cannot be calculated because no established market exists for the registrant’s common stock.

There were 195,101,555 outstanding shares of common stock held by non-affiliates, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 14, 2023, 28,210,275 shares of Class T common stock, 49,899,498 shares of Class S common stock, 7,473,322 shares of Class D common stock, 69,314,895 shares of Class I common stock and 52,549,996 shares of Class E common stock of the registrant, each with a par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 28, 2023.

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

PART I

ITEM 1.BUSINESS

The Company

Ares Real Estate Income Trust Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. As of December 31, 2022, our consolidated real property portfolio consisted of 90 properties, totaling approximately 18.5 million square feet located in 33 markets throughout the U.S. As used herein, the terms “AREIT,” the “Company,” “we,” “our” or “us” refer to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.

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

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement (2022), effective as of May 1, 2022 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends on April 30, 2023, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2022, we raised $359.5 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $29.4 million from the sale of common stock under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to finance up to 50% of the purchase price of DST Interests paid by certain purchasers of the interests in the Delaware statutory trusts. During 2022, we sold $759.0 million of gross interests related to the DST Program, $51.5 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” for additional detail regarding the DST Program.

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

Investment Strategy

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail). To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests), real estate-related securities, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our objective is to bring the Ares leading institutional-quality real assets investment platform to income-focused investors, with significant diversification across real estate and real estate-related asset classes, geographies and sectors. We intend to allocate capital dynamically between sectors and strategies so as to achieve outperformance through strategic diversification rather than outsized risk. We expect real estate debt, non-US jurisdictions and/or infrastructure assets to comprise up to 30% of our assets. Currently, infrastructure is not expected to comprise more than 10% of our assets with a focus on real estate-related infrastructure and renewable energy sources. While we will not limit our investment opportunities to stay within these allocations, we may adjust our expectations based on market conditions and opportunities.

We believe that the real estate market is cyclical, with demand for property types peaking at different times. Although we do not typically invest for the short term, we are active portfolio managers and will seek to take advantage of opportunities to acquire or dispose of assets strategically at different points in the cycle. One reason we focus on multiple property types and markets is to increase our ability to take advantage of these market cycles. We believe that the broader the opportunity set in which to invest our capital, the more selective we can be in choosing strategic and accretive investments, which we believe may result in attractive total returns for our stockholders. Seeing more of the overall real estate market also may allow us to be consistent and meaningful investors throughout different cycles. When we believe one market and/or sector is overvalued, we patiently wait and focus on another market and/or sector that we believe is overlooked or has stronger fundamentals of relative value. We also believe that value generally is based on an investment’s ability to produce cash flow. We generally focus on select, targeted markets that exhibit characteristics of being supply-constrained with strong demand from customers seeking quality space.

Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. Such investments may be in the form of equity or debt, and in particular, we believe that debt investments provide an increasingly attractive risk adjusted return in today's environment. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored. To a lesser extent, we intend to invest in triple net lease, properties in sectors adjacent to our primary investment sectors, real estate-related securities and/or infrastructure. Our investments in real estate-related securities generally will focus on debt or equity issued by public and private real estate companies and/or certain other securities, with the primary goal of such investments being preservation of liquidity in support of our share redemption program, while also seeking income, potential for capital appreciation and further portfolio diversification.

We generally employ a long-term hold strategy for strategic investments within our portfolio of real estate assets. The majority of our current portfolio consists of primarily “core” or “core-plus” properties that have significant operating histories and are substantially leased whereby a significant portion of the total investment return is expected to be derived from current income. In addition, we have invested in and/or may invest in a relatively smaller proportion of “development” properties and/or “value-added” opportunities that have arisen in circumstances where we have determined that a property may be situationally undervalued or where re-development, re-leasing and/or improved asset management may increase cash flows, and where the total investment return is generally expected to have a relatively larger component derived from capital appreciation.

Financing Objectives

We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage decreased to 31.8% as of December 31, 2022, as compared to 37.6% as of December 31, 2021. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2022, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. Our 10 largest customers represented 15.8% and 25.0% of total annualized base rent and total leased square feet, respectively. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment and leasing opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, and those in which Sponsor-affiliated entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment and leasing opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to Conflicts of Interest,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

Available Information

Our internet address is areswmsresources.com/investment-solutions/AREIT. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

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

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions, which could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify or suspend our share redemption program. In addition, limited partners in our Operating Partnership may have different redemption rights with respect to partnership interests in the Operating Partnership (“OP Units”) and may be treated differently than our stockholders requesting redemption under our share redemption program. As a result, the stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.

The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2022, based on the NAV per share of $8.82 on that date, we had outstanding approximately $237.2 million in Class T shares, $434.4 million in Class S shares, $69.5 million in Class D shares, $610.1 million in Class I shares and $467.4 million in Class E shares.

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

We currently expect to use a portion of the proceeds from our public offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise a significant portion of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed approximately $73.4 million of shares of our common stock during the year ended December 31, 2022. Using the proceeds from our public offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV. Using the proceeds from this offering for redemptions will reduce the net proceeds available to retire debt or acquire additional investments, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

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

In our current public primary offering, we are offering on a continuous basis up to $10.0 billion of shares of our common stock. However, we may raise significantly less than this amount. Our ability to raise capital may be impacted by a variety of factors, including market demand, relative attractiveness of alternative investments, and the willingness of key distribution partners to continue to sell our shares on their respective platforms. The less capital we raise, the less capital we will have available to make investments in accordance with our investment strategy and policies, to provide liquidity to our stockholders and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).

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

The primary component of our NAV is the value of our investments. The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Additionally, appraisals of our properties are in part based on historical transaction data. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor (as defined below) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities are best determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. The stock price of shares of a publicly traded REIT may materially differ than the NAV of a non-traded REIT with comparable portfolios. While any changes in the value of our real estate portfolio will ultimately be reflected in future calculations of NAV, there will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price the stockholders will pay for shares of our common stock in the offering, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, the stockholders may pay more than realizable value or receive less than realizable value for their investment.

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

Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, market lease assumptions, rotation of different third-party appraisal firms, the financial condition of our customers, or leasing activity. For example, due to rapidly changing market conditions, such as tenant demand and resulting rental rates, the valuation of underlying properties correspondingly may change. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single customer buildings or where an individual customer occupies a large portion of a building and the determination is made that the customer will not renew, or is expected to renew based on terms that are less favorable than what were previously assumed. We are at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant customer is closer to expiration. Similarly, if a customer will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results or observed market transactions could change unexpectedly. For example, if operating expenses suddenly increase or revenues decrease, such change may in turn cause a sudden increase or decrease in the NAV per share amounts.

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

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, natural disasters, pandemics, terrorism, war, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. Similarly, negotiations, disputes and litigation that involve us and other parties may ultimately have a positive or negative impact on our NAV. The NAV per share of each class of our common stock as published for any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

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

In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2022 was $82.3 million lower than the carrying value used for calculation of our NAV for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for calculation of our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $82.3 million, or $0.32 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2022. As of December 31, 2022, we classified all of our debt as intended to be held to maturity.

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

Our board of directors intends to authorize a monthly distribution of a certain dollar amount per share of our common stock using monthly record dates. However, the payment of class-specific fees results in different amounts of distributions being paid with respect to each class of shares. In addition, the expenses incurred in our operations reduce the amount of cash available for distribution to our stockholders. Distributions may also be negatively impacted by the failure to deploy our net proceeds on an expeditious basis, the inability to find suitable investments that are not dilutive to our distributions, the poor performance of our investments (including vacancy or decline in rental rates), an increase in expenses for any reason (including expending funds for redemptions) and due to numerous other factors. Any request by the holders of OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. We cannot assure the stockholders that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will not either decrease or fail to increase over time. From time to time, we may adjust our distribution level and we may make such an adjustment at any time.

We have paid and may continue to pay distributions from sources other than our cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.

Our total distributions declared for the years ended December 31, 2022, 2021, and 2020 were $87.4 million, $65.3 million, and $57.8 million, respectively, which includes $29.9 million, $23.6 million, and $21.3 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations the years ended December 31, 2022, 2021, and 2020 was $62.5 million, $49.4 million, and $41.1 million, respectively. Accordingly, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In addition, for years in which total distributions were fully funded from our operations, in some cases our distributions were not fully funded from our operations for individual quarters. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In the future, we may continue to fund our monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to strive to fund the payment of regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from our public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our distributions to our stockholders from a combination of our operating, investing and financing activities, which include net proceeds of our public offerings, dispositions and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by the expiration of certain large leases in our portfolio, current yield environment for industrial and residential assets and disposition of real properties resulting in lower leverage currently. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. We generally seek to fund our distributions solely from our cash flow from operations, however we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions results in a net increase to NAV (ignoring other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of December 31, 2022. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5%. In addition, if the Advisor earns a performance component of the advisory fee, it will not be obligated to return any portion of advisory fees paid based on our subsequent performance.

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

We are dependent on our customers for revenue, and our inability to lease our properties or to collect rent from our customers would adversely affect our results of operations, NAV and returns to our stockholders.

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

As of December 31, 2022, our top five customers represented 10.6% of our total annualized base rent of our portfolio, our top ten customers represented 15.8% of our total annualized base rent of our portfolio and there were no customers that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their business could have a material adverse effect on operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

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

Our board of directors also adopted a delegation of authority policy and, pursuant to such policy, has delegated the authority for certain actions to the AREIT Advisors Committee, which is not a committee of our board of directors, but rather is the Advisor’s investment and management committee for our company and consists of certain of our officers and officers of the Advisor. Our board of directors has delegated to the AREIT Advisors Committee certain responsibilities with respect to certain acquisition, disposition, leasing, capital expenditure and borrowing decisions, which may result in our making riskier investments and which could adversely affect our results of operations, financial condition, NAV and cash flows.

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

Considerations relating to compensation to the Advisor and its affiliates from us and other entities sponsored or advised by affiliates of the Sponsor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with our Advisor or the Sponsor.

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

We may also enter into product specialist arrangements with third parties or affiliates or the Advisor with respect to certain asset types. Such services may include, without limitation, property identification, acquisition, management, development, oversight, construction management and disposition services. Such product specialists may provide similar services with respect to similar asset types to affiliates of the Sponsor or other entities sponsored or advised by affiliates of the Sponsor. The fees and expense reimbursements we may pay to such product specialists will be in addition to fees and expenses reimbursements we pay to our Advisor and will not reduce the advisory fees we pay to the Advisor. Any such arrangements with respect to product specialists affiliated with the Advisor will be approved by our board of directors, including a majority of our independent directors, and will be at market rates or reimbursement of costs incurred by the affiliate in providing the services.

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

Because affiliates of the Sponsor and the Advisor currently sponsor and advise, and in the future may sponsor and advise, other investment vehicles and clients (each, an “Advisory Client”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to real estate investment opportunities. In order to manage this potential conflict of interest, in allocating opportunities among the Advisory Clients, the Sponsor follows an allocation policy (the “Allocation Policy”) which endeavors to allocate investment opportunities in a fair and equitable manner. The Sponsor’s Allocation Policy, which may be amended without consent, is intended to enable us to share equitably with any other Advisory Clients that are managed by the Sponsor and the Advisor and competing with us to acquire similar types of assets. Under the Allocation Policy, real estate investments will be considered for Advisory Clients based on appropriateness and conformity with their respective investment objectives, as well as the suitability of the investment for each Advisory Client. Suitability is determined by a variety of factors related to the investment mandates of each Advisory Client, the nature of the investment opportunity and the composition of each client’s portfolio. In the circumstance where an investment is suitable for only one Advisory Client based on such factors, the investment will be allocated to that Advisory Client. Where an investment is suitable for more than one Advisory Client, the Sponsor generally employs an allocation rotation process pursuant to the Allocation Policy that is designed to facilitate an equitable allocation of such opportunities over time. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by Advisory Clients managed by affiliates of the Sponsor and the Advisor. In addition, the Sponsor may from time to time limit the number of positions in a rotation and/or grant to certain Advisory Clients certain exclusivity, rotation or other priority (each, a “Rotational Priority”) with respect to industrial investments or other investment opportunities. This means that, depending on the number of Advisory Clients and number of positions in each such rotation and/or the Rotational Priorities that have been granted, we may be offered fewer investment opportunities. The Sponsor or its affiliates may grant additional Rotational Priorities in the future and from time to time.

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

Inflation, rising interest rates or deflation may adversely affect our financial condition and results of operations.

We are affected by the fiscal and monetary policies of the United States government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022, in seven consecutive rate hikes, including, four straight three-quarter point increases, and announced that it would continue to do so in 2023. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which may have a significant impact on our financial condition. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our customers. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our customers, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. Because our residential portfolio assets typically have lease terms of one year or less and do not have pass through expenses, these adverse impacts may be heightened for our residential properties if we are unable to increase rent and/or maintain occupancy. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and experience higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.

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

We intend to disclose funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC. However, FFO and AFFO are not equivalent to our net income or loss as determined under GAAP, and do not represent a complete measure of our financial position and results of operations.

We use, and we disclose to investors, FFO and AFFO, which are considered non-GAAP financial measures. For a discussion of FFO and AFFO, including definitions, reconciliation to GAAP net income (loss), and the inherent limitations of FFO and AFFO, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. FFO and AFFO are not equivalent to our net income or loss as determined in accordance with GAAP. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and impairment of depreciable real estate, and adds back real estate-related depreciation and amortization. AFFO further adjusts FFO by removing the impact of (i) performance-based incentive fee (income) expense, (ii) unrealized (gain) loss from changes in fair value of financial instruments, and (iii) financing obligation liability appreciation (depreciation).

No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO, AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations or as indications of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already failed and others may be materially and adversely impacted. Our business is dependent on bank relationships and continued strain on the banking system may adversely impact our operations and the economy more broadly, and in turn our cash flow, distributions and NAV.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

A global economic slowdown, a recession or declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, including the conflict between Russia and Ukraine, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There is no assurance that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.

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

Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. As the COVID-19 pandemic continues to evolve, its ultimate impact on our business is subject to change. A severe outbreak of COVID-19 or another pandemic can disrupt our business and adversely materially impact our financial condition, results of operations and ability to pay distributions to our stockholders. The extent of the impact from COVID-19 on the commercial real estate sector has varied dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard last year. While not immune to the effects of COVID-19, we did not incur significant disruptions during the years ended December 31, 2022 or 2021 from the COVID-19 pandemic, however, any resurgence of the COVID-19 pandemic or other epidemics may negatively impact our results of operations, financial condition, NAV and cash flows.

We are highly dependent on the information systems of Ares Management Corporation (“Ares”) and system failures could significantly disrupt our business, which may, in turn, negatively affect our operating results and our ability to pay distributions.

Our business is highly dependent on communications and information systems of Ares. Any failure or interruption of Ares’ systems could cause delays or other problems in our business, which could have a material adverse effect on our operating results and negatively affect our ability to pay distributions to our stockholders.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of customers for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including William S. Benjamin, Michael J. Blum, Rajat Dhanda, Jay W. Glaubach, Andrew E. Holm, Howard C. Huang, Andrea L. Karp, Lainie P. Minnick, Taylor M. Paul, Scott W. Recknor, David A. Roth, Scott A. Seager, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

In connection with contributions of property to the Operating Partnership, the Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations or similar considerations.

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

We, through the Operating Partnership, conduct a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors at a later time in exchange for OP Units. In the event the Operating Partnership elects not to exercise the purchase option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the purchase option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the trust an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the trust to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the trust by the master tenant will be required.

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

Properties that are placed into the DST Program (the “Original DST Program Asset”) may later be reacquired through exercise of the option granted to our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership (the “Original DST Investors”) will generally remain tied to the Original DST Program Asset in terms of basis and built-in-gain. As a result, if the Original DST Program Asset is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the Original DST Investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the Original DST Investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to Original DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

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

The holders of OP Units (other than us and including both third parties and affiliates of the Sponsor) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption program.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision does not apply to claims under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction or any action or proceeding against us arising out of, or in connection with, the sale of securities or out of violation of state securities laws. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

Stockholders’ interest will be diluted if we or the Operating Partnership issue additional securities.

Existing stockholders and new investors purchasing shares of common stock in our public offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 2,700,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 2,500,000,000 shares are designated as common stock, 500,000,000 of which are classified as Class E shares, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares and 500,000,000 of which are classified as Class I shares and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our public offerings will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan, our ongoing Class E distribution reinvestment plan offering and future public offerings. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations. A cyber incident may be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state affiliated actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber incidents or other data security breaches. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships and reputation, causing our business and results of operations to suffer.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, those provided by service providers, and the information systems of such service providers. The Adviser has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third-party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability.

If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

The termination or replacement of the Advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing any line of credit or other form of unsecured debt that we obtain, or a default under other agreements.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of the Advisor an event requiring the immediate repayment of the full outstanding balance of the loan. Similarly, under any line of credit or other form of unsecured debt such as term loans that we currently have, or we may obtain in the future, the termination or replacement of the Advisor could trigger repayment of outstanding amounts under the credit agreement governing that line of credit or other form of unsecured debt. If a debt repayment event occurs, our results of operations, ability to pay distributions, and financial condition may be adversely affected. The termination or replacement of the Advisor also could trigger a default under the permitted transfer provisions of certain agreements, including joint ventures.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, corporate governance and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that our corporate social responsibility practices will uniformly fit every investors’ definition of best practices for all ESG considerations across geographies and investor types.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.

In addition, the SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

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

A deterioration of general economic or other relevant conditions, general demand for certain types of properties, changes in governmental laws and regulations, acts of nature, demographics or other factors in any of the states or the geographic region in which our assets are located could result in the loss of a tenant, a decrease in the demand for our properties and a decrease in our revenues from those markets, which in turn may have a disproportionate and material adverse effect on our results of operations and financial condition. In addition, some of our investments are located in areas that are more susceptible to natural disasters, and therefore, our customers and properties are particularly susceptible to revenue loss, cost increase or damage caused by earthquakes or other severe weather conditions or natural disasters. Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance and expenses for our customers, or could limit the future availability of such insurance, which could limit our customers’ ability to satisfy their obligations to us.

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

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders. We may also be negatively impacted by competition from other short-term office or shared space leasing companies.

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

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar real properties in a particular area. For example, if demand for the types of real properties in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices to acquire those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp decrease in demand or increase in supply could adversely affect leasing rates and occupancy, which could lower operating results, our NAV and overall returns to our stockholders.

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

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, we may not receive any income from these properties for a significant period of time or at all if we are required to abandon such construction following acquisition, and distributions to our stockholders could suffer. Delays in the completion of construction could give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

We may be unable to achieve our diversification goals or to realize benefits from diversification.

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail) but to a lesser extent intend to strategically invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests), real estate-related securities, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property sector and type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) customer concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various real property sectors and we may not always own properties in each sector.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail) but to a lesser extent intend to strategically invest in triple net lease, properties in sectors adjacent to our primary investment sectors, real estate-related securities and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Although we aim to diversify our real property portfolio by owning properties in a number of these sectors, we may not always have significant holdings, or any holdings at all, in each sector. We may elect to increase or decrease our holdings in each sector at any time and we may change our target property sectors at any time. If we decrease or eliminate our holdings in any property sector or cease to target any of these property sectors our real property portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

From 2020 to 2022, we disposed of approximately $0.5 billion of properties and we acquired approximately $2.5 billion of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased tenant demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.

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

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect our operating results.

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

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules, alter the use and occupancy of certain properties, or reduce revenue. Currently across the United States and elsewhere, owners of real property, especially those occupied by individuals (e.g., apartments), as well as industrial warehouses and distribution centers, are coming under increased scrutiny from local, state and federal authorities as well as tenant activist groups. Some are taking proactive measures, either in the form of legislation, administrative actions, or litigation, that could ultimately adversely affect our results from operations, cash flow, distributions and NAV.

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

We intend in the future to invest in real properties and loans located in countries outside the United States, which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, which involve certain factors not typically associated with investing in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. asset markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED DEBT AND SECURITIES

The mortgage loans in which we invest, either directly or indirectly through real estate-related debt securities, will be subject to the risk of delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: customer mix, success of customer businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

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

We may make open market purchases or invest in traded securities.

Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Ares may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

The preferred equity, mezzanine loans and B-notes in which we invest involve greater risks of loss than senior loans secured by income-producing real properties.

We have and may continue to invest in preferred equity, mezzanine loans and/or B-notes. Preferred equity is unsecured, while mezzanine loans and B-notes substantially take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our preferred equity, mezzanine loan or B-note in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting mezzanine loans and B-notes. If a borrower defaults on a mezzanine loan, B-note or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan or B-note will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans or B-notes may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal. Further, even if we are successful in foreclosing on the equity interests serving as collateral for our mezzanine loans or B-notes, such foreclosure will result in us inheriting all of the liabilities of the underlying mortgage borrower, including the senior mortgage on the applicable property. This may result in both increased costs to us and a negative impact on our overall debt covenants and occupancy levels. In many cases a significant restructuring of the senior mortgage may be required in order for us to be willing to retain longer term ownership of the property. If we are unsuccessful in restructuring the underlying mortgage debt in these scenarios, the mortgage lender ultimately may foreclose on the property causing us to lose any remaining investment.

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

Interest rate risk includes the risk that fixed-income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such securities will decline, and vice versa. In addition, during periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may result in a below-market interest rate, an increase in the security’s duration, and a reduction in the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred and debt securities frequently have call features that allow the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. To the extent we invest in real estate-related securities going forward, these risks may reduce the value of such investments. Further, there is a risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

Investments in real estate-related securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate-related securities.

We have and may continue to invest in real estate-related securities and our investments may consist of real estate-related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Our investments in such real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related debt investments discussed in this section of our Annual Report on Form 10-K.

The value of real estate-related securities, including those of publicly listed REITs, fluctuates with general economic conditions. See “—Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.”

Real estate-related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (i) limited liquidity in the secondary trading, (ii) substantial market price volatility, (iii) subordination to prior claims of banks and other senior lenders of the issuer and preferred equity holders, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to pay dividends.

Investments in structured products or similar products may include structural, legal and liquidity risks that may adversely affect our results of operations and financial condition.

We may invest from time to time in structured products, including pools of mortgages, inclusive of commercial mortgage backed securities (“CMBS”) secured by loans made to multiple entities and/or single asset single borrower (“SASB”) loans, as well as commercial real estate collateralized loan obligations (“CRE CLOs”) and other real estate-related interests. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products may be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also separately invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore be subject to all of the risks associated with an investment in those assets.

These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of increased market volatility. Such market conditions could re-occur and could impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, natural disasters, terrorist attacks, war, demand and/or real estate values generally. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

We cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

Political changes may affect the real estate debt markets.

The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President.

The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that we will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible it may be necessary or desirable to foreclose on collateral securing one or more real estate debt we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We invest a portion of our assets in pools or tranches of CMBS, which may include horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has an industrial use. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes.

Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Concentrated CMBS investments may pose specific risks that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool, such as SASB loans. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond our control relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.

CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without our consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

There are certain risks associated with CMBS interest shortfalls.

Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

There are certain risks associated with the insolvency of obligations backing CMBS and other investments.

The real estate loans backing the CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

We will face risks related to our investments in CRE CLOs.

We may also invest from time to time in CRE CLOs. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CLOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class.

Normally, CLOs are privately offered and sold, and thus are not registered under the securities laws. As a result, certain investments in CLOs may be characterized as illiquid securities and volatility in CLO trading markets may cause the value of these investments to decline. Moreover, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses. Also, with respect to the CRE CLOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CRE CLOs for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. In addition to the risks associated with debt instruments (e.g., interest rate risk and credit risk), CLOs carry additional risks including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that we may invest in CRE CLOs that are subordinate to other classes; and (iv) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.

We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have ahigh risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or our Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and record-keeping requirements.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications) necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from the requirement to register as, a “commodity pool operator” with the CFTC could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2022, our leverage ratio is approximately 31.8% and is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

As of December 31, 2022, our variable rate debt represented approximately 36.5% of our total debt. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates and/or do not have fixed rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, from time to time we may finance or refinance our investments, or obtain new interest rate hedges in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest and/or hedging expense, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2022, we were in compliance with our financial covenants.

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

Our debt may be subject to the fluctuation of market interest rates such as LIBOR, Prime rate, and other benchmark rates. Should such interest rates increase, our variable rate debt service payments may also increase, reducing cash available for distributions. Furthermore, if we need to refinance existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times given the property may not support the same level of loan proceeds, which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

Furthermore, U.S. and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. On March 5, 2021 the United Kingdom Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. Following such announcement, on the same date, the ICE Benchmark Administration (“IBA”) indicated that it would cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. As a result, we expect that any of our assets or liabilities with interest rates tied to LIBOR that extend beyond June 30, 2023 will need to be converted to a replacement rate. Additionally, the Federal Reserve has advised banks to stop entering into new United States dollar LIBOR-based contracts. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large United States financial institutions, recommended replacing United States dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (the “Secured Overnight Financing Rate,” or “SOFR”) plus a recommended spread adjustment as LIBOR’s replacement. As we convert certain of our LIBOR-based assets and liabilities to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in higher interest costs on our debt or lower return on our investments, which could have a material adverse effect on our operating results.

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

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs. Although REITs generally receive more favorable tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders. You are urged to consult with your tax advisor regarding the effect of the potential future changes to the federal tax laws on an investment in our shares of common stock.

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

A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure our stockholders that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not, however, expect any of our shares to be regularly traded on an established securities market. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors (unless an exception to FIRPTA applies to such investor).

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) or any entity whose assets include such assets (each a “Benefit Plan”) that are investing in our shares. If the stockholders are investing the assets of such a plan or account in our common stock, stockholders should satisfy themselves that:

●	stockholder investment is consistent with their fiduciary and other obligations under ERISA and the Code;
●	stockholder investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
●	stockholder investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
●	stockholder investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;
●	stockholder investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
●	stockholder will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and
●	stockholder investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

We do not intend to provide investment advice to any potential investor for a fee. However, we, the Advisor, and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided a Benefit Plan investor with investment advice for a fee, or if our assets are not exempt from the look-through rules, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA and/or that our fee arrangements or operations are in violation of ERISA or Section 4975 of the Code. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2022, our consolidated real property portfolio consisted of 90 properties, totaling approximately 18.5 million square feet located in 33 markets throughout the U.S. We also owned 156 properties through our unconsolidated joint venture partnerships as of December 31, 2022. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2022 acquisition and disposition activity and “Note 5 to the Consolidated Financial Statements” for detail relating to our unconsolidated joint venture partnerships. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Portfolio Overview. We currently operate in four reportable segments: office, retail, residential, and industrial. The following table summarizes our real property portfolio by segment as of December 31, 2022:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	8	1,576	8.5%	$34.94	75.6%	$610,850	13.2%
Retail properties	8	18	2,422	13.1	19.88	95.3	740,400	16.0
Residential properties	8	14	4,205	22.7	27.11	94.4	1,685,000	36.3
Industrial properties	28	50	10,314	55.7	5.90	99.7	1,603,500	34.5
Total real property portfolio	33	90	18,517	100.0%	$14.41	95.9%	$4,639,750	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2022.

Market Diversification. The following table summarizes certain operating metrics of our real property portfolio by market and by segment as of December 31, 2022:

			% of Gross		% of Total
	Number of	Investment in	Investment	Rentable	Rentable	% Leased
($ and square feet in thousands)	Properties	Real Estate Properties	Amount	Square Feet	Square Feet	(1)
Office properties:
Austin, TX	1	$80,241	1.9%	274	1.5%	95.6%
Dallas, TX	1	44,708	1.1	166	0.9	92.8
D.C. / Baltimore	1	78,943	1.9	131	0.7	48.9
Metro New York	1	258,953	6.3	601	3.2	78.7
Minneapolis / St. Paul, MN	1	30,665	0.7	107	0.6	100.0
New Jersey	2	46,524	1.1	123	0.7	100.0
Pennsylvania	1	52,167	1.2	174	0.9	4.0
Total office properties	8	592,201	14.2	1,576	8.5	75.6
Retail properties:
Atlanta, GA	1	56,214	1.3	328	1.8	95.9
Birmingham, AL	1	44,275	1.1	193	1.0	91.3
D.C. / Baltimore	1	67,356	1.6	233	1.3	100.0
Greater Boston	10	268,596	6.4	1,010	5.5	94.4
New Jersey	1	65,960	1.6	226	1.2	93.2
Raleigh, NC	1	44,540	1.1	125	0.7	100.0
South Florida	2	108,818	2.6	206	1.1	95.8
Tulsa, OK	1	35,996	0.9	101	0.5	97.0
Total retail properties	18	691,755	16.6	2,422	13.1	95.3
Residential properties:
Atlanta, GA	1	117,646	2.8	356	1.9	94.5
Central Florida	3	435,692	10.5	958	5.2	92.1
Dallas, TX	3	298,962	7.2	878	4.7	94.5
D.C. / Baltimore	1	96,477	2.3	300	1.6	94.7
Philadelphia, PA	1	92,920	2.2	235	1.3	94.8
San Antonio, TX	2	150,505	3.6	592	3.2	93.9
South Florida	2	240,141	5.7	682	3.7	96.1
Tucson, AZ	1	128,735	3.1	204	1.1	99.7
Total residential properties (4,562 units)	14	1,561,078	37.4	4,205	22.7	94.4
Industrial properties:
Atlanta, GA	1	64,704	1.5	798	4.3	100.0
Bay Area, CA	3	167,582	4.2	614	3.3	98.6
Birmingham, AL	1	4,323	0.1	104	0.6	100.0
Central Florida	6	239,348	5.7	1,414	7.7	100.0
Charlotte, NC	1	22,036	0.5	208	1.1	100.0
Chicago, IL	1	9,479	0.2	110	0.6	100.0
Cincinnati, OH	1	18,786	0.4	218	1.2	100.0
Dallas, TX	1	19,669	0.5	230	1.2	100.0
D.C. / Baltimore	2	17,216	0.4	75	0.4	100.0
Denver, CO	2	58,601	1.4	410	2.2	100.0
Grand Rapids, MI	1	6,522	0.2	189	1.0	100.0
Houston, TX	3	78,912	1.9	690	3.7	97.6
Indianapolis, IN	3	81,234	1.9	966	5.2	100.0
Las Vegas, NV	2	33,488	0.8	276	1.5	97.1
Louisville, KY	1	19,299	0.5	235	1.3	100.0
Metro New York	2	28,737	0.7	202	1.1	100.0
Minneapolis / St. Paul, MN	1	5,514	0.1	157	0.8	100.0
New Jersey	3	41,608	1.0	289	1.6	100.0
Oklahoma City, OK	1	6,519	0.2	137	0.7	100.0
Pennsylvania	3	93,902	2.2	564	3.0	100.0
Phoenix, AZ	2	46,240	1.1	240	1.3	100.0
Portland, OR	1	15,282	0.4	123	0.7	100.0
Reno, NV	1	68,836	1.6	723	3.9	100.0
Salt Lake City, UT	1	64,187	1.5	438	2.4	100.0
San Antonio, TX	3	47,805	1.1	569	3.1	100.0
San Diego, CA	1	26,442	0.6	136	0.7	100.0
South Florida	1	35,002	0.8	105	0.6	100.0
Southern California	1	12,022	0.3	94	0.5	100.0
Total industrial properties	50	1,333,295	31.8	10,314	55.7	99.7
Total real property portfolio	90	$4,178,329	100.0%	18,517	100.0%	95.9%
(1)	Percentage leased is based on executed leases as of December 31, 2022.

Lease Terms. Commercial lease terms typically range from one to 10 years, and often include renewal options. Most of our commercial leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of our residential leases expire within 12 months.

Lease Expirations. As of December 31, 2022, the weighted-average remaining term of our total leased commercial portfolio was approximately 4.9 years based on annualized base rent and 4.3 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our commercial properties for leases in place as of December 31, 2022, without giving effect to the exercise of renewal options or termination rights, if any. The table excludes our residential properties as substantially all leases at such properties expire within 12 months.

	Number of		% of Total		% of Total
	Commercial	Annualized Base	Annualized Base	Leased	Leased Square
($ and square feet in thousands)	Leases	Rent (1)	Rent (1)	Square Feet	Feet
2023	71	$17,817	12.0%	1,159	8.4%
2024	69	16,321	11.0	2,652	19.2
2025	58	18,736	12.6	1,407	10.2
2026	68	18,597	12.6	2,212	16.1
2027	64	18,998	12.8	2,201	16.0
2028	46	8,991	6.1	596	4.3
2029	24	9,267	6.3	1,120	8.1
2030	24	9,703	6.5	580	4.2
2031	20	5,373	3.6	631	4.6
2032	17	10,226	6.9	641	4.7
Thereafter	35	14,113	9.6	580	4.2
Total leased	496	$148,142	100.0%	13,779	100.0%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2022, multiplied by 12.

Customer Diversification. We believe that the customer base that occupies our real property portfolio is generally stable and well-diversified. As of December 31, 2022, no customer represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. The following table reflects our 10 largest customers, based on annualized base rent as of December 31, 2022:

			% of Total		% of Total
	Number of	Annualized	Annualized	Leased	Leased Square
($ and square feet in thousands)	Locations (1)	Base Rent (2)	Base Rent (2)	Square Feet	Feet
Stop & Shop	7	$7,909	3.1%	449	2.5%
S.P. Richards Company	12	5,249	2.1	1,772	10.0
Amazon.com / Whole Foods	5	5,245	2.1	604	3.4
Mizuho Bank Ltd.	1	4,385	1.7	110	0.6
FedEx	2	3,983	1.6	999	5.6
Home Depot	1	2,964	1.2	102	0.6
Northrop Grumman	1	2,735	1.1	107	0.6
Deloitte LLP	1	2,630	1.0	62	0.3
Apple, Inc.	1	2,598	1.0	94	0.5
Best Buy Stores	2	2,376	0.9	153	0.9
Total	33	$40,074	15.8%	4,452	25.0%
(1)	Reflects the number of properties for which the customer has at least one lease in-place.
(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2022, multiplied by 12.

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

Industry Diversification. We intend to maintain a well-diversified mix of customers to limit our exposure to any single customer or industry. Our diversified investment strategy inherently provides for customer diversity, and we continue to monitor our exposure relative to our larger customer industry sectors. The following table reflects the 10 largest industry concentrations within our portfolio, based on annualized base rent, as of December 31, 2022 and assumes that our residential investments are not concentrated within any specific industry:

			% of Total		% of Total
	Number of	Annualized	Annualized Base	Leased Square	Leased Square
($ and square feet in thousands)	Leases	Base Rent (1)	Rent	Feet	Feet
Supermarket	18	$13,922	5.4%	843	4.7%
Financial	24	13,819	5.4	335	1.9
Storage / Warehousing	22	12,245	4.8	3,034	17.1
Food & Beverage	79	10,633	4.2	494	2.8
Professional Services	33	7,150	2.8	192	1.1
Transportation / Logistics	13	6,917	2.7	978	5.5
Apparel / Clothing	20	6,524	2.6	788	4.4
Healthcare Services	37	6,029	2.4	216	1.2
Computer / Electronics	13	5,989	2.3	289	1.6
Post & Courier Services	8	5,579	2.2	1,167	6.6
Total	267	$88,807	34.8%	8,336	46.9%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2022, multiplied by 12.

DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific Delaware statutory trusts holding real properties. The following table presents our DST Program activity for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
DST Interests sold	$758,995	$292,702	$278,157
DST Interests financed by DST Program Loans	51,496	25,978	26,486
Income earned from DST Program Loans (1)	3,420	2,178	1,487
Financing obligation liability appreciation (2)	31,737	5,822	3,936
Rent obligation incurred under master lease agreements (2)	47,021	28,422	19,443
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in interest expense on the consolidated statements of operations.

Additionally, during the years ended December 31, 2022, 2021 and 2020, 28.8 million OP Units, 15.0 million OP Units and 3.8 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $252.6 million, $115.7 million and $28.3 million, respectively, in accordance with our UPREIT structure. As of December 31, 2022 and 2021, we also had 120 and 96 DST Program Loans, respectively, with a combined carrying value of $81.9 million and $62.1 million, respectively, and a weighted-average interest rate of 4.47% and 3.98%, respectively, and a weighted-average maturity of 9.2 years and 8.9 years, respectively, related to the DST Program. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2022, we had approximately $1.6 billion of consolidated indebtedness with a weighted-average interest rate of 4.31%, which includes the effects of the interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2022 was 3.9 years, excluding the impact of certain extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2022 was approximately $970.3 million. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

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

We commenced calculating a NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock reported for each quarter within the two most recent fiscal years. Each class of common stock has had the same NAV for each reported period.

Quarter	Low	High
2022
First Quarter	$8.25	$8.69
Second Quarter	$8.83	$8.88
Third Quarter	$8.87	$8.89
Fourth Quarter	$8.82	$8.89
2021
First Quarter	$7.56	$7.59
Second Quarter	$7.61	$7.66
Third Quarter	$7.69	$7.83
Fourth Quarter	$7.93	$8.17

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.64 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.10 billion, representing a difference of approximately $537.5 million, or 13.1%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2022 and September 30, 2022:

	As of
(in thousands)	December 31, 2022	September 30, 2022
Investments in office properties	$610,850	$600,800
Investments in retail properties	740,400	739,700
Investments in residential properties	1,685,000	1,697,300
Investments in industrial properties	1,603,500	1,581,900
Total investment in real estate properties	4,639,750	4,619,700
Investments in unconsolidated joint venture partnerships	141,272	119,757
Debt-related investments	260,841	152,463
Investments in real estate-related securities	14,896	—
DST Program Loans	79,049	84,596
Total investments	5,135,808	4,976,516
Cash and cash equivalents	13,336	24,245
Restricted cash	3,850	3,788
Other assets	44,269	51,547
Line of credit, term loans and mortgage notes	(1,631,324)	(1,581,813)
Financing obligations associated with our DST Program	(1,141,866)	(1,171,595)
Other liabilities	(72,966)	(79,815)
Accrued performance participation allocation	(23,747)	(22,088)
Accrued advisory fees	(3,157)	(3,058)
Noncontrolling interests in consolidated joint venture partnerships	(1,582)	(1,470)
Aggregate Fund NAV	$2,322,621	$2,196,257
Total Fund Interests outstanding	263,232	247,120

The following table sets forth the NAV per Fund Interest as of December 31, 2022:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,322,621	$237,211	$434,438	$69,450	$610,076	$467,415	$504,031
Fund Interests outstanding	263,232	26,884	49,237	7,871	69,142	52,974	57,124
NAV Per Fund Interest	$8.8235	$8.8235	$8.8235	$8.8235	$8.8235	$8.8235	$8.8235

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of December 31, 2022, we estimated approximately $60.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 7 to the Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures, and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.10% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to modify or suspend our share redemption program at any time. Our NAV generally does not reflect the potential impact of exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuations of our real properties as of December 31, 2022, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.18%	6.21%	4.79%	4.96%	5.25%
Discount rate / internal rate of return	6.93%	6.89%	6.07%	6.15%	6.34%
Average holding period (years)	9.6	10.0	10.0	10.1	10.0

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.02%	2.50%	3.66%	3.79%	3.44%
	0.25% increase	(2.79)%	(2.31)%	(3.29)%	(3.43)%	(3.12)%
Discount rate (weighted-average)	0.25% decrease	2.08%	1.91%	2.02%	2.10%	2.04%
	0.25% increase	(2.03)%	(1.86)%	(1.97)%	(2.05)%	(1.99)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of December 31, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2022 was $82.3 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $82.3 million, or $0.32 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2022:

(in thousands)	As of December 31, 2022
Total stockholder's equity	$785,836
Noncontrolling interests	408,031
Total equity under GAAP	1,193,867

Adjustments:
Accrued distribution fee (1)	60,919
Unrealized net real estate, financing obligations, debt and interest rate hedge appreciation (depreciation) (2)	520,403
Accumulated depreciation and amortization (3)	539,162
Other adjustments (4)	8,270
Aggregate Fund NAV	$2,322,621
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid for our estimate of how long Class T, Class S, and Class D OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our real estate and real estate-related investments are presented as historical cost in our consolidated financial statements. Additionally, our mortgage notes, term loans, line of credit and financing obligations are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our real estate, real estate-related investments, debt instruments or financing obligations are not included in our GAAP results. For purposes of determining our NAV, our real estate, real estate-related investments, financing obligations and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $8.17 per share as of December 31, 2021 to $8.82 per share as of December 31, 2022. The increase in NAV was primarily driven by performance of our real estate portfolio, including strong leasing and above-average market rent growth in the industrial and residential sectors. In addition, dispositions of one office property, six retail properties, and a retail land parcel for net proceeds of approximately $274.8 million, in aggregate, at sales prices in excess of carrying values, as well as the acquisitions of 21 industrial properties, seven residential properties, and two life science properties for an aggregate contractual purchase price of $1.2 billion, contributed to our positive performance.

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

		One-Year					Since NAV
	Trailing	(Trailing	Three-Year	Five-Year		Ten-Year	Inception
(as of December 31, 2022) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)

Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(3.27)%	7.95%	7.95%	8.51%	7.05%	6.57%	7.08%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.58)%	12.22%	12.22%	9.89%	7.77%	6.89%	7.39%
Difference	0.31%	(4.27)%	(4.27)%	(1.38)%	(0.72)%	(0.32)%	(0.31)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	0.12%	11.73%	11.73%	9.76%	7.79%	6.88%	7.21%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.20)%	16.14%	16.14%	11.16%	8.44%	7.21%	7.52%
Difference	0.32%	(4.41)%	(4.41)%	(1.40)%	(0.65)%	(0.33)%	(0.31)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(3.27)%	7.95%	7.95%	8.51%	7.05%	6.57%	7.08%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.58)%	12.22%	12.22%	9.89%	7.77%	6.89%	7.39%
Difference	0.31%	(4.27)%	(4.27)%	(1.38)%	(0.72)%	(0.32)%	(0.31)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	0.12%	11.73%	11.73%	9.76%	7.79%	6.88%	7.21%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.20)%	16.14%	16.14%	11.16%	8.44%	7.21%	7.52%
Difference	0.32%	(4.41)%	(4.41)%	(1.40)%	(0.65)%	(0.33)%	(0.31)%

Class D Share Total Return (3)	0.27%	12.40%	12.40%	10.42%	8.43%	7.47%	7.50%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.05)%	16.84%	16.84%	11.82%	9.09%	7.80%	7.82%
Difference	0.32%	(4.44)%	(4.44)%	(1.40)%	(0.66)%	(0.33)%	(0.32)%

Class I Share Total Return (3)	0.33%	12.68%	12.68%	10.69%	8.70%	7.86%	7.89%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.01%	17.13%	17.13%	12.10%	9.37%	8.19%	8.21%
Difference	0.32%	(4.45)%	(4.45)%	(1.41)%	(0.67)%	(0.33)%	(0.32)%

Class E Share Return Total Return (3)	0.33%	12.68%	12.68%	10.69%	8.70%	7.91%	7.94%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.01%	17.13%	17.13%	12.10%	9.37%	8.24%	8.26%
Difference	0.32%	(4.45)%	(4.45)%	(1.41)%	(0.67)%	(0.33)%	(0.32)%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, we issued equity securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, as described below. The holder of the special operating partnership units (the “Special Units”) in the Operating Partnership is entitled to an annual performance participation allocation if certain performance hurdles are met. As further described in “Note 11 to the Consolidated Financial Statements,” the 2021 performance participation allocation became payable on December 31, 2021 and in January 2022, we issued 1.9 million Class I units in the Operating Partnership (“OP Units”) to the holder of the Special Units (the “Special Unit Holder”). At the direction of the Advisor and in light of our Former Sponsor having been the holder of the Special Units for the first six months of 2021, the Special Unit Holder designated 465,000 of these Class I OP Units to entities affiliated with our Former Sponsor. Subject to certain limitations set forth in the partnership agreement of the Operating Partnership, OP Units may be repurchased by the Operating Partnership for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or our charter, in which case such OP Units will be repurchased for Class I shares of our common stock with an equivalent aggregate NAV. Certain restrictions on redemption may apply if certain liquidity requirements are not met.

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

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such shareholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day shareholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. Net redemptions for the class-specific allocations will be based only on the capital inflows and outflows of that class, while net redemptions for the overall program limits would be based on capital inflows and outflows of all classes. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (i) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (ii) proceeds from sales of new shares in this offering (including purchases pursuant to our distribution reinvestment plan) and the Class E distribution reinvestment plan offering since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a prospectus supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

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

The table below summarizes the redemption activity for the three months ended December 31, 2022, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
October 31, 2022	493	$8.88	493	—
November 30, 2022	1,496	8.87	1,496	—
December 31, 2022 (3)	782	8.88	782	—
Total	2,771	$8.88	2,771	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in December 2022 are considered redeemed on January 1, 2023 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day shareholders have rights in the Company and we redeemed $28.3 million of shares of common stock for the three months ended December 31, 2022.

Distributions

We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Our total distributions declared, including distributions related to OP Units, during the years ended December 31, 2022, 2021 and 2020 were $87.4 million, $65.3 million and $57.8 million, respectively, which includes $29.9 million, $23.6 million and $21.3 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2022, 2021, and 2020 was $62.5 million, $49.4 million and $41.1 million, respectively. Accordingly, in certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. In the future, we may continue to fund monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of monthly regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from public offerings or decide to invest our capital in lower yielding assets, we may be required to fund our monthly cash distributions to our stockholders from a combination of our operating, investing, and financing activities, which include net proceeds of this offering, dispositions, and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

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

Holders

The following tables summaries the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of March 14, 2023:

	Class T	Class S	Class D	Class I	Class E
(shares or units in thousands)	Shares	Shares	Shares	Shares	Shares	OP Units (1)
Shares or units outstanding	28,210	49,899	7,473	69,315	52,550	55,884
Number of holders of record	4,356	3,605	824	4,051	8,953	504
(1)	Includes Series 1 and 2 Class T OP Units, Class S OP Units, Class I OP Units and Class E OP Units. The number of holders of record for OP Units represent the number of third-party investors.

ITEM 6.[Reserved]

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2022, our consolidated real property portfolio consisted of 90 properties totaling approximately 18.5 million square feet located in 33 markets throughout the U.S. We also owned 156 properties through our unconsolidated joint venture partnerships as of December 31, 2022. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the year ended December 31, 2022, we raised gross proceeds of approximately $388.9 million from the sale of approximately 44.9 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $29.4 million. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During 2022, we sold $759.0 million of gross interests related to the DST Program, $51.5 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by segment as of December 31, 2022:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	8	1,576	8.5%	$34.94	75.6%	$610,850	13.2%
Retail properties	8	18	2,422	13.1	19.88	95.3	740,400	16.0
Residential properties	8	14	4,205	22.7	27.11	94.4	1,685,000	36.3
Industrial properties	28	50	10,314	55.7	5.90	99.7	1,603,500	34.5
Total real property portfolio	33	90	18,517	100.0%	$14.41	95.9%	$4,639,750	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2022.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail). To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests), real estate-related securities, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored.

Real Estate Outlook

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

The commercial real estate markets continued to be impacted by the macroeconomic environment in the fourth quarter and U.S. real estate transaction activity was subdued. Given the global rise in interest rates by central banks, property valuations adjusted downwards, with capitalization rate compressions waning and yields widening. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

Some of these market trends can be offset by continued strong fundamentals in certain property types, including multifamily and industrial. In particular, these sectors have experienced healthy market rent growth which has greatly benefitted future cash flow projections. Within the industrial sector, market rents have been driven by historically low vacancy, combined with sustained demand relating to improving supply chain resiliency while the multifamily sector saw historic growth as a result of high single family home prices, increasing interest rates, continued uncoupling of households and lowered propensity for roommates in a post-COVID environment.

Necessity-based retail proved resilient from a valuation perspective given the defensive nature of the sector, as many grocers and other necessity-based retailers continued to see strong brick-and-mortar sales throughout 2022. Despite headwinds for the sector, high quality, well-amenitized and/or well leased office assets outside of central business districts are faring relatively well. Subsectors within property types that we do not focus, such as malls and central business district office high rises continued to struggle and saw much more volatility in performance.

The 2023 outlook for commercial real estate also varies by sector. With industrial vacancy remaining near record-low levels, secular demand drivers such as e-commerce and building supply-chain resiliency remain intact and are expected to drive continued outperformance. Despite the pandemic-induced shift in consumer behavior giving e-commerce a boost, post-pandemic sales are projected to grow over 7% annually through 2027. As home price appreciation persists, coupled with mortgage rates doubling year-over-year, high financial barriers to homeownership are expected to continue driving rental demand. Fundamentals that supported necessity-based retail performance in 2022 are expected to continue, and new tailwinds for the sector additionally include a lack of new supply combined with a renewed tenant appreciation for brick-and mortar presence. Lastly, as employers are becoming less enthusiastic about the prospects of a permanent shift to a work-from-home program, office properties are positioned to benefit from an increased preference for employees to return full-time or hybrid, but will emphasize location and amenities to maximize the efficiency of employees’ time in the office.

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

RESULTS OF OPERATIONS

Summary of 2022 Activities

During 2022, we completed the following activities:

●	We acquired 21 industrial properties, seven residential properties and two office properties, specifically two life science properties, comprising 5.8 million square feet for an aggregate contractual purchase price of approximately $1.2 billion. We invested $62.8 million in our unconsolidated joint venture partnerships, which acquired an additional 130 properties during the year.
●	We sold six retail properties, one office property and a retail land parcel for net proceeds of approximately $274.8 million. We recorded a net gain on sale of approximately $94.8 million.
●	We leased approximately 1.1 million square feet, which included 431,000 square feet of new leases and 660,000 square feet of renewals. We are currently 95.9% leased as of December 31, 2022, as compared to 94.6% as of December 31, 2021.
●	We invested $158.4 million in debt-related investments.
●	We decreased our leverage ratio from 37.6% as of December 31, 2021 to 31.8% as of December 31, 2022. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of approximately $388.9 million from the sale of approximately 44.9 shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan. Additionally, we raised $759.0 million of gross capital through private placement offerings by selling DST Interests, $51.5 million of which were financed by DST Program Loans.
●	We redeemed 8.5 million shares of common stock at a weighted-average purchase price of $8.67 per share for an aggregate amount of $73.4 million.
●	We issued 28.8 million units in the Operating Partnership (“OP Units”) in exchange for DST Interests for a net investment of $252.6 million in accordance with our UPREIT structure.
●	We increased the bank commitments under of our line of credit from $700.0 million to $900.0 million.

Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

	For the Year Ended December 31,		Change
($ in thousands, except per square foot data)	2022	2021	$	%
Revenues:
Rental revenues	$289,234	$209,176	$80,058	38.3%
Debt-related income	9,989	9,174	815	8.9%
Total revenues	299,223	218,350	80,873	37.0%
Operating expenses:
Rental expenses	103,953	69,773	34,180	49.0%
Real estate-related depreciation and amortization	134,617	74,415	60,202	80.9%
General and administrative expenses	10,570	8,797	1,773	20.2%
Advisory fees	33,747	21,433	12,314	57.5%
Performance participation allocation	23,747	15,327	8,420	54.9%
Acquisition costs and reimbursements	5,427	2,636	2,791	NM
Impairment of real estate property	—	758	(758)	(100.0)%
Credit loss expense	1,799	—	1,799	NM
Total operating expenses	313,860	193,139	120,721	62.5%
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	(2,970)	(114)	(2,856)	NM
Interest expense	140,406	70,494	69,912	99.2%
Gain on sale of real estate property	(94,827)	(77,857)	(16,970)	(21.8)%
Gain on derivative instruments	(4,723)	(71)	(4,652)	NM
Other income and expenses	(2,860)	(1,781)	(1,079)	(60.6)
Total other (income) expenses	35,026	(9,329)	44,355	NM
Net loss	(49,663)	34,540	(84,203)	NM
Net loss attributable to redeemable noncontrolling interests	370	(221)	591	NM
Net income attributable to noncontrolling interests	9,314	(3,565)	12,879	NM
Net loss attributable to common stockholders	$(39,979)	$30,754	(70,733)	NM
Net loss per common share - basic and diluted	$(0.21)	$0.20	(0.40)	NM

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $80.1 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio, partially offset by our disposition activity since January 2021. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Rental income	$281,721	$200,237	$81,484	40.7%
Straight-line rent	3,414	5,849	(2,435)	(41.6)
Amortization of above- and below-market intangibles	4,099	3,090	1,009	32.7
Total rental revenues	$289,234	$209,176	$80,058	38.3%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $34.2 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to (i) an increase in non-same store expenses, which was attributable to the significant growth in our portfolio since January 1, 2021, partially offset by our disposition activity since January 1, 2021; and (ii) increased real estate tax expense across our portfolio, in aggregate. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Real estate taxes	$43,276	$27,815	$15,461	55.6%
Repairs and maintenance	22,152	18,589	3,563	19.2
Utilities	10,736	7,166	3,570	49.8
Property management fees	7,052	5,062	1,990	39.3
Insurance	4,635	2,531	2,104	83.1
Other	16,102	8,610	7,492	87.0
Total rental expenses	$103,953	$69,773	$34,180	49.0%

All Remaining Income and Expenses. The net amount of the remaining (income) and expenses increased by $130.1 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to the following:

●	an increase in interest expense of $69.9 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt;
●	an increase in real estate-related depreciation and amortization of $60.2 million driven by our net acquisition activity; and
●	an increase in advisory fees and performance participation allocation of $20.7 million due to increased capital raised through our public offerings and DST Program and the continued increased performance of our portfolio.

Partially offset by:

●	larger gains on our 2022 real property dispositions of $17.0 million.

Segment Summary for the Years Ended December 31, 2022 and 2021

Same Store Portfolio Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, acquisition-related expenses, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI, therefore, our investors should consider net income (loss) as the primary indicator our overall financial performance.

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

Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the consolidated statements of operations. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

The same store operating portfolio for the year ended December 31, 2022 as compared to the year ended December 31, 2021 presented below includes 44 properties totaling 9.6 million square feet owned as of January 1, 2021, which represented 51.7% of total rentable square feet as of December 31, 2022.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net (loss) income attributable to common stockholders	$(39,979)	$30,754
Debt-related income	(9,989)	(9,174)
Real estate-related depreciation and amortization	134,617	74,415
General and administrative expenses	10,570	8,797
Advisory fees	33,747	21,433
Performance participation allocation	23,747	15,327
Acquisition costs and reimbursements	5,427	2,636
Impairment of real estate property	—	758
Credit loss expense	1,799	—
Equity in income from unconsolidated joint venture partnerships	(2,970)	(114)
Interest expense	140,406	70,494
Gain on sale of real estate property	(94,827)	(77,857)
Gain on derivative instruments	(4,723)	(71)
Other income	(2,860)	(1,781)
Net (loss) income attributable to redeemable noncontrolling interests	(370)	221
Net (loss) income attributable to noncontrolling interests	(9,314)	3,565
Net operating income	$185,281	$139,403
Less: Non-same store NOI	75,251	28,521
Same store NOI	$110,030	$110,882

Our markets are aggregated into four reportable segments: office, retail, residential and industrial. Our segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 17 to the Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and NOI aggregated by segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by segment for rental revenues, rental expenses and NOI for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

	For the Year Ended December 31,		Change
($ in thousands, except per square foot data)	2022	2021	$	%
Rental revenues:
Office	$49,891	$51,993	$(2,102)	(4.0)%
Retail	54,082	52,204	1,878	3.6
Residential	32,433	28,576	3,857	13.5
Industrial	33,978	33,499	479	1.4
Total same store rental revenues	170,384	166,272	4,112	2.5
Non-same store properties	118,850	42,904	75,946	NM
Total rental revenues	$289,234	$209,176	$80,058	38.3%
Rental expenses:
Office	$(23,781)	$(21,516)	$(2,265)	(10.5)%
Retail	(14,606)	(13,477)	(1,129)	(8.4)
Residential	(13,624)	(12,656)	(968)	(7.6)
Industrial	(8,343)	(7,741)	(602)	(7.8)
Total same store rental expenses	(60,354)	(55,390)	(4,964)	(9.0)
Non-same store properties	(43,599)	(14,383)	(29,216)	NM
Total rental expenses	$(103,953)	$(69,773)	$(34,180)	(49.0)%
NOI:
Office	$26,110	$30,477	$(4,367)	(14.3)%
Retail	39,476	38,727	749	1.9
Residential	18,809	15,920	2,889	18.1
Industrial	25,635	25,758	(123)	(0.5)
Total same store NOI	110,030	110,882	(852)	(0.8)
Non-same store properties	75,251	28,521	46,730	NM
Total NOI	$185,281	$139,403	$45,878	32.9%
Same store average percentage leased:
Office	75.8%	81.8%
Retail	95.1	94.0
Residential	94.6	95.0
Industrial	98.3	98.2
Same store average annualized base rent per square foot:
Office	$36.11	$34.26
Retail	20.89	19.92
Residential	27.18	24.63
Industrial	5.53	5.14

Office Segment. Our office segment same store NOI decreased by approximately $4.4 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to reduced occupancy and increased non-recoverable operating expenses at certain of our office properties and reduced termination fee revenue at our Bala Pointe property in 2022.

Retail Segment. Our retail segment same store NOI increased by approximately $0.7 million for the year ended December 31, 2022 compared to the same period in 2021, primarily due to increased occupancy and percentage rent at certain of our retail properties during 2022.

Residential Segment. Our residential segment same store NOI increased by approximately $2.9 million for the year ended December 31, 2022 compared to the same period in 2021 primarily due to increased market rents and reduced rent concessions at certain of our residential properties during 2022.

Industrial Segment. Our industrial segment same store NOI stayed consistent for the year ended December 31, 2022 compared to the same period in 2021.

Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, which is incorporated herein by reference, for a comparison of our results of operations for the year ended December 31, 2021 and December 31, 2020.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
GAAP net (loss) income	$(49,663)	$34,540	$(16,059)
Weighted-average shares outstanding—diluted	233,304	174,330	154,052
GAAP net (loss) income per common share—diluted	$(0.21)	$0.20	$(0.10)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	$134,617	$74,415	$62,923
Impairment of real estate property	—	758	—
Gain on sale of real estate property	(94,827)	(77,857)	(13,335)
Our share of adjustments from joint venture partnerships	3,434	—	—
NAREIT FFO	(6,439)	31,856	33,529
NAREIT FFO per common share—diluted	(0.03)	0.18	0.22
Adjustments to arrive at AFFO:
Performance participation allocation	23,747	15,327	4,608
Unrealized (gain) loss on financial instruments (1)	(2,252)	(71)	13
Financing obligation liability appreciation	31,737	5,822	3,936
Our share of adjustments from joint venture partnerships	(1,612)	—	—
AFFO	$45,181	$52,934	$42,086
(1)	Unrealized (gain) loss from changes in fair value of financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges and our debt-related investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings, and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2022, we had approximately $1.4 million of borrowings, including scheduled amortization payments, and $51.6 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. We expect to be able to repay our principal and interest obligations over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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

As of December 31, 2022, our financial position was strong with 31.8% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 95.5% occupied (95.9% leased) as of December 31, 2022 and is diversified across 90 properties totaling 18.5 million square feet across 33 geographic markets. Our properties contain a diverse roster of 400 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 36.3% residential, 34.5% industrial, 16.0% retail, which is primarily grocery-anchored, and 13.2% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2022	2021	$ Change
Total cash provided by (used in):
Operating activities	$62,528	$49,390	$13,138
Investing activities	(1,184,914)	(706,708)	(478,206)
Financing activities	1,125,220	649,936	475,284
Net (decrease) increase in cash, cash equivalents and restricted cash	$2,834	$(7,382)	$10,216

2022 Cash Flows Compared to 2021 Cash Flows

Net cash provided by operating activities increased by approximately $13.1 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to growth in our property operations as a result of our acquisition activity over the last year.

Net cash used in investing activities increased by approximately $478.2 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to (i) an increase in real property acquisition activity of $414.3 million; and (ii) an increase in investment activity related to our debt-related investments of $100.1 million. These drivers were partially offset by an increase in net disposition proceeds of $51.0 million.

Net cash provided by financing activities increased by approximately $475.3 million for the year ended December 31, 2022, compared to the same period in 2021, primarily due to an increase in net offering activity from our DST Program and public offering of $519.4 million, partially offset by a decrease in borrowing activity of $32.6 million.

2021 Cash Flows Compared to 2020 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2021 and December 31, 2020.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2022, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $235.0 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.57%, which includes the effect of the interest rate swap agreements related to $650.0 million in borrowings under our term loans.

As of December 31, 2022, the unused and available portions under our line of credit were $665.0 million and $623.7 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023. As of December 31, 2022, certain of our mortgage notes have an initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of December 31, 2022, we had property-level borrowings of approximately $587.9 million outstanding with a weighted-average remaining term of approximately 4.3 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.85%. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of December 31, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 31.8% as of December 31, 2022. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates in 2022, increased market volatility, and the potential of global recession in the near-term, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of December 31, 2022, we had $1.0 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the year ended December 31, 2022, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $388.9 million ($364.8 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$57,551	65.8%	$41,727	63.9%
Reinvested in shares	29,893	34.2	23,595	36.1
Total (2)	$87,444	100.0%	$65,322	100.0%
Sources of Distributions
Cash flows from operating activities	$57,551	65.8%	$41,727	63.9%
DRIP (3)	29,893	34.2	23,595	36.1
Total (2)	$87,444	100.0%	$65,322	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares and OP Units. See “Note 13 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the years ended December 31, 2022 and 2021, our FFO was $(6.4) million, or (7.3)% of our total distributions, and $31.9 million, or 48.8% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2022, 2021 and 2020. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except for per share data)	2022	2021	2020
Number of shares redeemed or repurchased	8,466	8,784	14,071
Aggregate dollar amount of shares redeemed or repurchased	$73,378	$67,234	105,588
Average redemption or repurchase price per share	$8.67	$7.65	$7.50

For the years ended December 31, 2022 and 2021, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $73.4 million and $67.2 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties; and other longer-term borrowings. In addition, refer to “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.

We experienced aggregate positive net inflows during the fourth quarter ended December 31, 2022, from the proceeds of our capital raising efforts, including from the DST Program. When measuring capital inflows for these purposes (and aggregating them for quarter-to-date purposes), proceeds from new subscriptions in a month are included on the first day of the next month because that is the first day on which such shareholders have rights in the Company. New subscriptions for interests in our DST Program are included in the month in which they close. When measuring monthly capital outflows for these purposes (and aggregating them for quarter-to-date purposes), both share and OP unit redemption requests received in a month are included on the last day of such month because that is the last day the shareholders or unitholders, respectively, have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month. Although our quarterly aggregate net flows may be positive, any given month or component may be negative.

SUBSEQUENT EVENTS

See “Note 18 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for information regarding subsequent events.

INFLATION

Increases in the costs of owning and operating our properties due to inflation could impact our results of operations and financial condition to the extent such increases are not paid or reimbursed by our customers. Substantially all of our commercial leases provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, inflationary increases in costs may be offset in part or in full by the contractual rent increases and operating expense reimbursement provisions or escalations. Our residential leases typically have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by adjusting rental rates on our residential leases to the extent the market will bear such adjustment.

In the United States, inflation is at a 40-year high, and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Periods of excessive or prolonged inflation may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our results of operations, financial condition, NAV and cash flows.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those estimates that require management to make challenging, subjective, or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions and can have a material impact on the consolidated financial statements.

Investment in Real Estate Properties

We first determine whether an acquisition constitutes a business or asset acquisition. Upon determination of an asset acquisition, the purchase price of a property is allocated to land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

Impairment of Real Estate Properties

We review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation values require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2022, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of December 31, 2022, our fixed interest rate debt consisted of $380.3 million under our mortgage notes and $650.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 63.5% of our total consolidated debt as of December 31, 2022. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $989.6 million and $1.0 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2022. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2022, our consolidated variable interest rate debt consisted of $235.0 million of borrowings under our line of credit, $150.0 million of borrowings under our term loans, and $207.6 million under our mortgage notes, which represented 36.5% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of December 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $592.6 million of consolidated borrowings; however, $207.6 million of these borrowings are capped through the use of two interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2022, would increase our annual interest expense by approximately $1.0 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of December 31, 2022, we had 14 outstanding and effective derivative instruments with a total notional amount of $857.6 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of the estimated fair value of certain acquired tangible assets

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired land of $154.4 million and building and improvements of $1.0 billion during 2022 that were accounted for as asset acquisitions. Upon an asset acquisition, the purchase price is allocated to land, building and improvements, and intangible lease assets and liabilities based on their relative fair value.

We identified the evaluation of the estimated fair value of certain acquired tangible assets in asset acquisitions as a critical audit matter. The tangible assets included land and building and improvements. Specifically, subjective auditor judgment was required to evaluate the assumptions used in the Company’s determination of the estimated fair values of these assets, which included comparable land sales and the estimated replacement cost of building and improvements.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s estimated fair value of certain acquired tangible assets by independently developing ranges of comparable land sales and estimated replacement costs of building and improvements and comparing those ranges to the amounts determined by management.

Assessment of the expected hold periods for investments in real estate properties

As described in Note 3, the Company had $3.6 billion of net investment in real estate properties as of December 31, 2022. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.

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

Denver, Colorado

March 20, 2023

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2022	2021

ASSETS
Net investment in real estate properties	$3,605,578	$2,589,826
Investments in unconsolidated joint venture partnerships	120,372	57,425
Debt-related investments, net	260,439	105,752
Investment in available-for-sale securities, at fair value	14,896	—
Cash and cash equivalents	13,336	10,605
Restricted cash	3,850	3,747
DST Program Loans	81,897	62,123
Other assets	74,356	56,397
Assets held for sale	—	105,096
Total assets	$4,174,724	$2,990,971
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$58,097	$38,182
Debt, net	1,616,475	1,363,234
Intangible lease liabilities, net	42,444	47,499
Financing obligations, net	1,130,810	661,075
Other liabilities	114,901	89,817
Liabilities related to assets held for sale	—	5,744
Total liabilities	2,962,727	2,205,551
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	18,130	8,994
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 26,884 shares and 16,425 shares issued and outstanding, respectively	269	164
Class S common stock, $0.01 par value—500,000 shares authorized, 49,237 shares and 35,757 shares issued and outstanding, respectively	492	358
Class D common stock, $0.01 par value—500,000 shares authorized, 7,871 shares and 6,749 shares issued and outstanding, respectively	79	67
Class I common stock, $0.01 par value—500,000 shares authorized, 69,142 shares and 54,406 shares issued and outstanding, respectively	691	544
Class E common stock, $0.01 par value—500,000 shares authorized, 52,974 shares and 56,328 shares issued and outstanding, respectively	530	563
Additional paid-in capital	1,744,022	1,457,296
Distributions in excess of earnings	(973,395)	(865,844)
Accumulated other comprehensive income (loss)	13,148	(13,418)
Total stockholders’ equity	785,836	579,730
Noncontrolling interests	408,031	196,696
Total equity	1,193,867	776,426
Total liabilities and equity	$4,174,724	$2,990,971

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenues:
Rental revenues	$289,234	$209,176	$184,245
Debt-related income	9,989	9,174	2,347
Total revenues	299,223	218,350	186,592
Operating expenses:
Rental expenses	103,953	69,773	62,378
Real estate-related depreciation and amortization	134,617	74,415	62,923
General and administrative expenses	10,570	8,797	7,548
Advisory fees	33,747	21,433	17,211
Performance participation allocation	23,747	15,327	4,608
Acquisition costs and reimbursements	5,427	2,636	1,108
Litigation expense	—	—	2,500
Impairment of real estate property	—	758	—
Credit loss expense	1,799	—	—
Total operating expenses	313,860	193,139	158,276
Other expenses (income):
Equity in income from unconsolidated joint venture partnerships	(2,970)	(114)	—
Interest expense	140,406	70,494	58,747
Gain on sale of real estate property	(94,827)	(77,857)	(13,335)
(Gain) loss on derivative instruments	(4,723)	(71)	13
Other income	(2,860)	(1,781)	(1,050)
Total other expenses (income)	35,026	(9,329)	44,375
Net (loss) income	(49,663)	34,540	(16,059)
Net loss (income) attributable to redeemable noncontrolling interests	370	(221)	54
Net loss (income) attributable to noncontrolling interests	9,314	(3,565)	1,091
Net (loss) income attributable to common stockholders	$(39,979)	$30,754	$(14,914)
Weighted-average shares outstanding—basic	194,039	154,767	142,268
Weighted-average shares outstanding—diluted	233,304	174,330	154,052
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.21)	$0.20	$(0.10)

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Net (loss) income	$(49,663)	$34,540	$(16,059)
Change from cash flow hedging activities	31,398	15,897	(13,842)
Change from activities related to available-for-sale securities	26	—	—
Comprehensive (loss) income	(18,239)	50,437	(29,901)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	86	(324)	99
Comprehensive loss (income) attributable to noncontrolling interests	4,740	(5,346)	2,119
Comprehensive (loss) income attributable to common stockholders	$(13,413)	$44,767	$(27,683)

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of December 31, 2019	140,480	$1,405	$1,257,147	$(775,259)	$(14,662)	$81,657	$550,288
Net loss (excluding $54 attributable to redeemable noncontrolling interest)	—	—	—	(14,914)	—	(1,091)	(16,005)
Change from cash flow hedging activities (excluding $45 attributable to redeemable noncontrolling interest)	—	—	—	—	(12,769)	(1,028)	(13,797)
Issuance of common stock	16,612	166	125,830	—	—	—	125,996
Share-based compensation	20	—	260	—	—	—	260
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,580)	—	—	—	(4,580)
Trailing distribution fees	—	—	(3,043)	2,022	—	—	(1,021)
Redemptions of common stock	(14,071)	(141)	(105,447)	—	—	—	(105,588)
Issuances of OP Units for DST Interests	—	—	—	—	—	28,266	28,266
Distributions declared on common stock and noncontrolling interests (excludes $189 attributable to redeemable noncontrolling interest)	—	—	—	(53,345)	—	(4,241)	(57,586)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(310)	—	—	—	(310)
Redemptions of noncontrolling interests	—	—	(711)	—	—	(7,321)	(8,032)
Balance as of December 31, 2020	143,041	$1,430	$1,269,146	$(841,496)	$(27,431)	$96,242	$497,891
Net income (excluding $221 attributable to redeemable noncontrolling interest)	—	—	—	30,754	—	3,565	34,319
Change from cash flow hedging activities (excluding $103 attributable to redeemable noncontrolling interest)	—	—	—	—	14,013	1,781	15,794
Issuance of common stock	35,379	354	274,382	—	—	—	274,736
Share-based compensation	29	—	195	—	—	—	195
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,885)	—	—	—	(5,885)
Trailing distribution fees	—	—	(12,208)	2,886	—	(9,253)	(18,575)
Redemptions of common stock	(8,784)	(88)	(67,146)	—	—	—	(67,234)
Issuances of OP Units for DST Interests	—	—	—	—	—	115,653	115,653
Contributions of noncontrolling interests	—	—	—	—	—	1,080	1,080
Distributions declared on common stock and noncontrolling interests (excludes $418 attributable to redeemable noncontrolling interest)	—	—		(57,988)	—	(6,916)	(64,904)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(682)	—	—	—	(682)
Redemptions of noncontrolling interests	—	—	(506)	—	—	(5,456)	(5,962)
Balance as of December 31, 2021	169,665	$1,696	$1,457,296	$(865,844)	$(13,418)	$196,696	$776,426
Net loss (excluding $370 attributable to redeemable noncontrolling interest)	—	—	—	(39,979)	—	(9,314)	(49,293)
Change from securities and cash flow hedging activities (excluding $284 attributable to redeemable noncontrolling interest)	—	—	—	—	26,566	4,574	31,140
Issuance of common stock	44,882	450	388,484	—	—	—	388,934
Share-based compensation	27	—	292	—	—	—	292
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,918)	—	—	—	(8,918)
Trailing distribution fees	—	—	(15,240)	5,166	—	(16,776)	(26,850)
Redemptions of common stock	(8,466)	(85)	(73,293)	—	—	—	(73,378)
Issuances of OP Units for DST Interests	—	—	—	—	—	252,578	252,578
Other noncontrolling interests net distributions	—	—	—	—	—	(65)	(65)
Distributions declared on common stock and noncontrolling interests (excludes $735 attributable to redeemable noncontrolling interest)	—	—	—	(72,738)	—	(13,971)	(86,709)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(2,354)	—	—	—	(2,354)
Redemptions of noncontrolling interests	—	—	(2,245)	—	—	(5,691)	(7,936)
Balance as of December 31, 2022	206,108	$2,061	$1,744,022	$(973,395)	$13,148	$408,031	$1,193,867

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Operating activities:
Net income (loss)	$(49,663)	$34,540	$(16,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	134,617	74,415	62,923
Straight-line rent and amortization of above- and below-market leases	(7,513)	(8,939)	(8,703)
Gain on sale of real estate property	(94,827)	(77,857)	(13,335)
Performance participation allocation	23,747	15,327	4,608
Equity in income of unconsolidated joint venture partnership	(2,970)	(114)	—
Impairment of real estate property	—	758	—
Amortization of deferred financing costs	7,364	6,803	5,644
Financing obligation liability appreciation	31,737	5,822	3,936
Other	223	1,801	2,393
Changes in operating assets and liabilities	19,813	(3,166)	(279)
Net cash provided by operating activities	62,528	49,390	41,128
Investing activities:
Real estate acquisitions	(1,193,994)	(779,678)	(357,816)
Capital expenditures	(33,936)	(36,899)	(41,092)
Proceeds from disposition of real estate property	274,816	223,791	27,372
Investments in debt-related investments	(158,364)	(58,291)	(45,539)
Principal collections on debt-related investments	4,084	2,405	173
Investments in unconsolidated joint venture partnerships	(62,805)	(57,310)	—
Investment in available-for-sale securities	(14,888)	—	—
Other	173	(726)	(3,354)
Net cash used in investing activities	(1,184,914)	(706,708)	(420,256)
Financing activities:
Proceeds from mortgage notes	—	195,600	—
Repayments of mortgage notes	(1,638)	(60,653)	(3,036)
Net (repayments of) proceeds from line of credit	(21,000)	150,000	106,000
Proceeds from term loan	275,000	—	—
Redemptions of common stock	(73,378)	(67,234)	(105,588)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(49,601)	(37,825)	(34,345)
Proceeds from issuance of common stock	359,737	251,527	104,703
Proceeds from financing obligations, net	669,577	253,959	251,671
Offering costs for issuance of common stock and private placements	(15,953)	(11,549)	(9,635)
Redemption of noncontrolling interests	(7,936)	(5,962)	(8,032)
Redemption of redeemable noncontrolling interests	(7,724)	—	—
Deferred financing costs paid	(1,864)	(17,927)	(8,658)
Net cash provided by financing activities	1,125,220	649,936	293,080
Net increase (decrease) in cash, cash equivalents and restricted cash	2,834	(7,382)	(86,048)
Cash, cash equivalents and restricted cash, at beginning of period	14,352	21,734	107,782
Cash, cash equivalents and restricted cash, at end of period	$17,186	$14,352	$21,734

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company”, “we,” “our” or “us” refers to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries.

Ares Real Estate Income Trust Inc. is a Maryland corporation formed on April 11, 2005. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including our former advisor, Black Creek Diversified Property Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became our new advisor (the “New Advisor”). Ares did not acquire our former sponsor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), and we now consider the Ares real estate group (“AREG”) to be our Sponsor. See “Note 13” for additional information regarding this transaction. References to the “Advisor” throughout this report mean Black Creek Diversified Property Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter. References to the “Sponsor” throughout this report mean Black Creek Diversified Property Advisors Group LLC for periods prior to July 1, 2021 and Ares real estate group for periods thereafter.

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail). To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests), real estate-related securities, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. As of December 31, 2022, our consolidated real property portfolio consisted of 90 properties. We operate four reportable segments: retail, office, residential, and industrial. As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable. See “Note 17” for information regarding the financial results by segment.

We believe we have operated in such a manner as to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through an operating partnership, AREIT Operating Partnership LP (the “Operating Partnership”), of which we are the sole general partner and a limited partner.

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

We consolidate all entities in which we have a controlling financial interest through majority ownership or voting rights and variable interest entities for which we are the primary beneficiary. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider whether the entity is a variable interest entity (“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when we control the entity through a majority voting interest or other means. When the requirements for consolidation are not met and we have significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments are initially recorded at cost and subsequently adjusted for our pro-rata share of net income, contributions and distributions.

The Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Pursuant to the operating partnership agreement, we are the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership. As such, the Operating Partnership continues to be consolidated within our consolidated financial statements.

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

Reclassifications

Certain items in our consolidated statements of operations, equity and cash flows for the years ended December 31, 2021 and 2020 have been reclassified to conform to the 2022 presentation.

Investment in Real Estate Properties

We first determine whether an acquisition constitutes a business or asset acquisition. Upon determination of an asset acquisition, the purchase price of a property is allocated to land, building and improvements and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. See “Note 3” for additional information regarding debt assumed in connection with our 2022 and 2021 acquisitions, if any. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Transaction costs associated with business combinations are expensed as they are incurred. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.

The results of operations for acquired businesses and properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date. During the years ended December 31, 2022, 2021 and 2020, we recorded $0.2 million, $0.9 million and $2.6 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.

Land, building, building improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of our real estate assets are capitalized as incurred. These costs include capitalized interest, insurance, real estate taxes and certain general and administrative expenses if such costs are incremental and identifiable to a specific activity to prepare the real estate asset for its intended use. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building and improvements	5-40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible in-place lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

Certain of our investments in real estate are subject to ground leases, for which a lease liability and corresponding right of use asset are recognized. We calculate the amount of the lease liability and right of use asset by taking the present value of the remaining lease payments and adjusting the right of use asset for any existing straight-line ground rent liability and acquired ground lease intangibles. An estimated incremental borrowing rate of a loan with a similar term as the ground lease is used as the discount rate. The lease liability is included as a component of other liabilities, and the related right of use asset is recorded as a component of net investments in real estate properties on our consolidated balance sheets. The amortization of the below-market ground lease is recorded as an adjustment to real estate-related depreciation and amortization on our consolidated statements of operations.

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There were no impairment charges during the year ended December 31, 2022 and 2020. Refer to “Note 3” for detail regarding the non-cash impairment charges recorded during the years ended December 31, 2021.

Investments in Unconsolidated Joint Venture Partnerships

We analyze our investment in an unconsolidated joint venture under GAAP to determine if the joint venture is a VIE and whether the requisite substantial participating rights described in the GAAP are held by the partners not affiliated with the us. If the joint venture is not a VIE and the partners not affiliated with us hold substantial participating rights, we account for our investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect our proportionate share of equity in the joint venture’s net (income) loss, distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investments in unconsolidated joint venture partnerships on our consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in equity in (income) loss of unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of our unconsolidated joint venture partnerships (if applicable) is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investments in unconsolidated joint venture partnerships for the years ended December 31, 2022 and 2021. We did not have any investments in unconsolidated joint venture partnerships during the year ended December 31, 2020.

Debt-Related Investments

Debt-related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts, repayments and unfunded commitments, and a credit loss reserve, if applicable.

A debt-related investment is considered impaired when, based on current facts and circumstances, it is probable that we will not be able to collect principal and income according to the contractual terms of the underlying agreement. We assess the credit quality of each investment and adequacy of loan loss reserves on a periodic basis. Significant judgment of management is required in this analysis. We consider the estimated net recoverable value of the loan as well as other factors, including but not limited to the fair value of any collateral, the credit quality and financial condition of the borrower, current and expected changes in macroeconomic conditions, and any other factors directly impacting the underlying collateral. As of December 31, 2022, we recorded a $1.8 million credit loss reserve related to one senior loan debt-related investment. Credit loss reserves were immaterial as of December 31, 2021.

Debt-related investments are placed on non-accrual status at the earlier of when principal or interest payments are 90 days past due or when management has determined there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the investment based on the facts and circumstances regarding the payment received. Non-accrual investments are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

The following table summarizes our debt-related investments as of December 31, 2022 and 2021:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of December 31, 2022
Senior loans (2)	$151,645	$154,622	8.5%	2.1
Mezzanine loans	108,794	108,500	10.4	1.9
Total debt-related investments (2)	$260,439	$263,122	9.5%	2.0
As of December 31, 2021
Senior loans	$105,752	$106,463	7.2%	1.7
Total debt-related investments	$105,752	$106,463	7.2%	1.7
(1)	The difference between the carrying amount and the outstanding principal amount of the debt-related investments consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable.

(2)	Carrying amount and outstanding principle includes $42.0 million and $43.8 million, respectively, related to one senior loan debt-related investment that was in default and on non-accrual status as of December 31, 2022. We recorded an impairment loss of $1.8 million related to this senior loan during the year ended December 31, 2022 and included the impairment loss in credit loss expense on the consolidated statements of operations. This senior loan was approved for sale during the fourth quarter of 2022 and therefore the carrying amount has been reduced to its fair value of $42.0 as it is held for sale as of December 31, 2022. Weighted-average interest rate and weighted-average remaining life excludes this senior loan from its calculations.

Available-for-Sale Debt Securities

We acquire debt securities that are collateralized by mortgages on commercial real estate properties primarily for cash management and investment purposes. On the acquisition date, we designate investments in commercial real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income.

As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment, we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the year ended December 31, 2022, and we did not have any available-for-sale debt securities during the years ended December 31, 2021 and 2020.

Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

The following table summarizes our available-for-sale debt securities as of December 31, 2022. We did not have any available-for-sale debt securities as of December 31, 2021.

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net	Fair Value
Available-for-sale debt securities	$14,979	$14,870	$109	$26	$14,896

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

Derivative Instruments

Our derivative instruments are used to manage exposure to variability in expected future interest payments and are recorded at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. As of December 31, 2022, our interest rate swap derivative instruments are designated as cash flow hedges. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt.

As of December 31, 2022, our interest rate cap derivative instruments are not designated as hedges. For derivatives that are not designated and do not qualify as hedges, we present changes in the fair value as gain (loss) on derivative instruments on the consolidated statements of operations. We do not use derivative instruments for trading or speculative purposes.

Deferred Financing Costs

Deferred financing costs include: (i) debt issuance costs incurred to obtain long-term financing and cash flow hedges; and (ii) financing costs associated with financing obligations. These costs are amortized to interest expense over the expected terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date. Accumulated amortization of debt issuance costs was approximately $4.8 million and $1.9 million as of December 31, 2022 and 2021, respectively. Our interest expense for the years ended December 31, 2022, 2021 and 2020 included $3.8 million, $3.3 million and $3.0 million, respectively, of amortization of debt issuance costs. Accumulated amortization of financing costs associated with financing obligations was approximately $3.4 million and $3.7 million as of December 31, 2022 and 2021, respectively. Our interest expense for the years ended December 31, 2022, 2021 and 2020 included $3.6 million, $3.5 million and $2.6 million, respectively, of amortization of financing costs associated with financing obligations.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T, Class S and Class D shares and OP Units. As of the balance sheet date, we accrue for: (i) the monthly amount payable, and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees for common shares are reflected in additional paid-in capital in stockholders’ equity and the accrued distribution fees for OP Units are reflected in noncontrolling interests. See “Note 13” for additional information regarding when distribution fees become payable.

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

Redeemable Noncontrolling Interest

The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and Former Advisor as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the terms of the amended and restated advisory agreement (2022), effective as of May 1, 2022 (the “Advisory Agreement”), by and among us, the Operating Partnership and the Advisor. The Advisor and Former Advisor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interest in mezzanine equity on the consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 11” for additional information regarding redeemable noncontrolling interests.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable, we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. We analyze accounts receivable by considering customer creditworthiness and current economic trends on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2022 and 2021, our allowance for doubtful accounts was approximately $1.8 million and $0.6 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.

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

Debt-related income is accrued based on the outstanding principal amount and the contractual terms of each debt-related investment or debt security. For debt-related investments, the origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method. For available-for-sale debt securities, premiums or discounts are amortized or accreted into interest income as a yield adjustment using the effective interest method.

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

As our revenues predominately consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2022, no customers represented more than 10.0% of our total annualized base rent.

Recently Adopted Accounting Standards

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2022-06, “Reference Rate Reform (Topic 848)” to defer the sunset date of FASB Accounting Standards Codification under Topic 848, Reference Rate Reform from December 31, 2022 to December 31, 2024. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties and excludes properties classified as held for sale. Refer to “Note 4” for detail relating to our real estate properties held for sale:

	As of December 31,
(in thousands)	2022	2021
Land	$694,998	$583,728
Buildings and improvements	3,152,553	2,180,358
Intangible lease assets	317,141	284,128
Right of use asset	13,637	13,637
Investment in real estate properties	4,178,329	3,061,851
Accumulated depreciation and amortization	(572,751)	(472,025)
Net investment in real estate properties	$3,605,578	$2,589,826

Acquisitions

During the years ended December 31, 2022 and 2021, we acquired 100% of the following properties through asset acquisitions, except as noted below:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2022 Acquisitions:
General Washington IC	Industrial	1/7/2022	$11,051
Western Foods Center	Industrial	1/14/2022	39,298
Orlando I & II LC	Industrial	2/17/2022	94,759
Orlando III & IV LC	Industrial	2/17/2022	42,347
Orlando V LC	Industrial	2/17/2022	34,828
Orlando VI LC	Industrial	2/17/2022	28,694
Orlando VII LC	Industrial	2/17/2022	23,532
1403 Gillingham Lane	Industrial	6/10/2022	20,550
Industrial Drive IC	Industrial	6/17/2022	4,018
Glen Afton IC	Industrial	6/17/2022	22,036
East 56th Ave IC	Industrial	6/17/2022	19,041
Brockton IC	Industrial	6/17/2022	6,522
Pine Vista IC	Industrial	6/17/2022	18,790
Tri-County Parkway IC	Industrial	6/17/2022	12,784
Miami NW 114th IC	Industrial	6/17/2022	12,022
North Harney IC	Industrial	6/17/2022	8,026
Wes Warren Drive IC	Industrial	6/17/2022	7,515
Enterprise Way IC	Industrial	6/17/2022	6,519
New Albany IC	Industrial	6/17/2022	17,544
Maplewood Drive IC	Industrial	6/17/2022	5,514
1801 N. 5th Street	Industrial	6/24/2022	23,305
Skye 750	Residential	1/5/2022	92,845
Arabelle City Center	Residential	4/12/2022	156,781
Dallas Cityline	Residential	4/13/2022	111,093
Dallas Wycliff	Residential	4/13/2022	94,083
Dallas Maple District	Residential	4/13/2022	93,089
San Vance	Residential	4/13/2022	77,586
San Stone Oak	Residential	4/13/2022	72,605
350 Carter Road	Office	4/27/2022	31,256
107 Morgan Lane	Office	10/28/2022	12,269
Total 2022 acquisitions			$1,200,302
2021 Acquisitions:
Radar Distribution Center	Industrial	3/31/2021	$49,168
Intermountain Space Center	Industrial	6/30/2021	61,057
Airway Industrial Park	Industrial	7/9/2021	24,356
Greenwood Business Center	Industrial	8/2/2021	16,888
25 Linden Industrial Center	Industrial	8/31/2021	17,146
Little Orchard Business Park	Industrial	9/8/2021	96,559
Tustin Business Center	Industrial	9/22/2021	33,285
Campus Drive IC	Industrial	10/7/2021	6,652
Long Island Logistics Center	Industrial	12/9/2021	20,001
Phoenix IC	Industrial	12/13/2021	17,604
Tempe IC	Industrial	12/13/2021	28,347
Las Vegas IC	Industrial	12/13/2021	8,809
Barrow Crossing	Retail	6/22/2021	50,205
oLiv Tucson (2)	Residential	10/20/2021	124,219
Arabelle Clearwater	Residential	11/30/2021	116,352
Arabelle Riverwalk (3)	Residential	12/28/2021	234,050
Total 2021 acquisitions			$904,698
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

(2)	We acquired a 97.5% interest in this property. As part of the transaction, we assumed a ground lease with 97 years remaining and four 25 year extension options, which resulted in a $13.6 million right of use asset and a $4.4 million lease liability associated with the ground lease upon completion of the transaction.
(3)	Includes debt assumed at fair value as of the acquisition date of $125.9 million, with a principal amount of $117.1 million.

During the years ended December 31, 2022 and 2021, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

	As of December 31,
($ in thousands)	2022	2021
Land	$154,356	$166,310
Building and improvements	1,008,273	703,597
Intangible lease assets	43,117	39,270
Above-market lease assets	730	1,392
Right of use asset (1)	—	13,637
Lease liability (1)	—	(4,440)
Below-market lease liabilities	(6,174)	(15,068)
Total purchase price (2)	$1,200,302	$904,698
(1)	Right of use asset and lease liability are related to the ground lease entered into as part of the oLiv Tucson transaction.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2022 and 2021, as of the respective date of each acquisition, were 5.4 years and 7.7 years, respectively.

Dispositions

During the year ended December 31, 2022, we sold six retail properties, one office property, and a land parcel for net proceeds of approximately $274.8 million. We recorded a net gain on sale of approximately $94.8 million.

During the year ended December 31, 2021, we sold three retail properties, one industrial property and two office properties for net proceeds of approximately $223.8 million. We recorded a net gain on sale of approximately $77.9 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities, excluding properties classified as held for sale, as of December 31, 2022 and 2021 include the following:

	As of December 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$294,208	$(214,201)	$80,007	$261,401	$(186,820)	$74,581
Above-market lease assets (1)	22,933	(19,707)	3,226	22,727	(19,507)	3,220
Below-market lease liabilities	(76,033)	33,589	(42,444)	(80,206)	32,707	(47,499)
(1)	Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, excluding properties classified as held for sale, as of December 31, 2022, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Year 1	$21,664	$730	$(4,572)
Year 2	13,721	702	(4,120)
Year 3	11,603	555	(3,941)
Year 4	9,504	394	(3,699)
Year 5	6,282	283	(2,931)
Thereafter	17,233	562	(23,181)
Total	$80,007	$3,226	$(42,444)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$3,414	$5,849	$5,539
Above-market lease amortization	(724)	(469)	(357)
Below-market lease amortization	4,823	3,559	3,521
Real estate-related depreciation and amortization:
Depreciation expense	$97,418	$59,766	$47,629
Intangible lease asset amortization	37,199	14,649	15,294

Future Minimum Rentals

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial customers under the terms of non-cancelable operating leases in effect as of December 31, 2022, excluding rental revenues from the potential renewal or replacement of existing leases and excluding rental revenues from properties classified as held for sale, were as follows for the next five years and thereafter:

As of December 31,
(in thousands)	2022
Year 1	$138,650
Year 2	123,576
Year 3	111,581
Year 4	95,202
Year 5	72,631
Thereafter	248,755
Total	$790,395

Leases for our residential customers are generally 12 months or less and are therefore excluded from the table above.

Real Estate Property Impairment

There were no impairment charges recorded during the years ended December 31, 2022 and 2020.

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

As of December 31, 2021, we had one retail property (Bandera Road) and one office property (1st Avenue) that met the criteria to be classified as held for sale. Both properties were sold in the first quarter of 2022. The following table summarizes the amounts held for sale as of December 31, 2022 and 2021.

	As of
(in thousands)	December 31, 2022	December 31, 2021
Net investment in real estate properties	$—	$101,690
Other assets	—	3,406
Assets held for sale	$—	$105,096
Accounts payable and accrued expenses	$—	$3,172
Intangible lease liabilities, net	—	995
Other liabilities	—	1,577
Liabilities related to assets held for sale	$—	$5,744

5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

We have acquired interests in joint venture partnerships for purposes of investing in properties across the U.S. We record our investments in U.S. AREIT-McDowell Vue Parent LLC (“Vue 1400 JV”), Pathfinder Core AREIT JV NNN Holdings, LLC (“Net Lease JV I”), Pathfinder Core AREIT Net Lease Aggregator LLC (“Net Lease JV II”) and Pathfinder Core AREIT Net Lease TRS Aggregator LLC (“Net Lease JV III”) under the equity method on our consolidated balance sheets as we have the ability to exercise significant influence in each partnership but do not have control of the entities.

The following table summarizes our investments in unconsolidated joint venture partnerships as of December 31, 2022 and 2021:

		As of December 31, 2022		As of December 31, 2021		Investments in Unconsolidated
	Property	Ownership	Number of	Ownership	Number of	Joint Venture Partnerships as of
($ in thousands)	Type	Percentage	Properties	Percentage	Properties	December 31, 2022	December 31, 2021
Vue 1400 JV	Residential	85%	1	85%	1	$25,984	$26,117
Net Lease JV I	Net Lease	50%	15	50%	15	16,393	16,267
Net Lease JV II	Net Lease	50%	117	50%	10	65,763	15,041
Net Lease JV III	Net Lease	50%	23	N/A	—	12,232	—
Total unconsolidated joint venture partnerships			156		26	$120,372	$57,425

6. DEBT

Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under our non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. One of our mortgage notes is currently partial recourse to us, for which we provide $16.1 million in limited guaranties until we meet certain lender-specified thresholds at the collateralized property. Other than this limited guarantee, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2022	2021	Current Maturity Date	2022	2021
Line of credit (1)	5.72%	1.35%	November 2025	$235,000	$256,000
Term loan (2)	3.90	3.16	November 2026	400,000	325,000
Term loan (3)	4.56	3.19	January 2027	400,000	200,000
Fixed-rate mortgage notes	3.48	3.49	December 2025 - May 2031	380,316	381,954
Floating-rate mortgage notes (4)	4.52	2.26	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.31%	2.78%		$1,622,916	$1,370,554
Less: unamortized debt issuance costs				$(14,849)	$(16,762)
Add: unamortized mark-to-market adjustment on assumed debt				8,408	9,442
Total debt, net				$1,616,475	$1,363,234
Gross book value of properties encumbered by debt				$970,310	$981,927
(1)	The effective interest rate is calculated based on the Secured Overnight Financing Rate plus an 11.448 basis point adjustment (“Term SOFR”), plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. As of December 31, 2022, the unused and available portions under the line of credit were approximately $665.0 million and $623.7 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Term SOFR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $300.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Term SOFR, plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to approximately $350.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”) plus a margin. As of December 31, 2022, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 4.50% and 4.55%, respectively, as of December 31, 2022.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 3.9 years as of December 31, 2022, excluding the impact of certain extension options.

For the years ended December 31, 2022, 2021 and 2020, the amount of interest incurred related to our consolidated indebtedness was $55.4 million, $29.9 million and $30.0 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of December 31, 2022, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
2023	—	—	1,437	1,437
2024	—	—	129,265	129,265
2025	235,000	—	72,360	307,360
2026	—	400,000	84,214	484,214
2027	—	400,000	175,787	575,787
Thereafter	—	—	124,853	124,853
Total principal payments	$235,000	$800,000	$587,916	$1,622,916
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC"), which identified the Secured Overnight Financing Rate as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

LIBOR is expected to be phased out or modified by June 2023. As of December 31, 2022, certain of our mortgage notes have initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2022.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt.  During the next 12 months, we estimate that approximately $14.1 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. Our interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of December 31, 2022
Interest rate swaps	12	$650,000	$20,279	$—
Interest rate caps	2	207,600	4,169	—
Total derivative instruments	14	$857,600	$24,448	$—
As of December 31, 2021
Interest rate swaps	13	$500,000	$164	$11,236
Interest rate caps	2	207,600	159	—
Total derivative instruments	15	$707,600	$323	$11,236

The following table presents the effect of our consolidated derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$29,852	$5,616	$(21,589)
Amount reclassified from AOCI into interest expense	1,546	10,281	7,747
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	140,406	70,494	58,747
Derivative instruments not designated as cash flow hedges:
Gain (loss) on derivative instruments presented in the consolidated statements of operations	$4,723	$71	$(13)

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

Consistent with the financial reporting position described herein, the proceeds from each private placement under the DST Program are accounted for as a financing obligation on the consolidated balance sheets due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the Delaware statutory trusts. Consistent with the financial reporting position described herein, upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program are accounted for as deferred financing costs and are netted against the financing obligation.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. As of December 31, 2022 and 2021, there were approximately $81.9 million and $62.1 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We include our investments in DST Program Loans separately on our consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income on our consolidated statements of operations.

The following table presents our DST Program activity for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
DST Interests sold	$758,995	$292,702	$278,157
DST Interests financed by DST Program Loans	51,496	25,978	26,486
Income earned from DST Program Loans (1)	3,420	2,178	1,487
Financing obligation liability appreciation (2)	31,737	5,822	3,936
Rent obligation incurred under master lease agreements (2)	47,021	28,422	19,443
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in interest expense on the consolidated statements of operations.

Additionally, during the years ended December 31, 2022, 2021, and 2020, 28.8 million OP Units, 15.0 million OP Units and 3.8 million OP units, respectively, were issued in exchange for DST Interests for a net investment of $252.6 million, $115.7 million and $28.3 million, respectively, in accordance with our UPREIT structure.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2022
Assets:
Derivative instruments	$—	$24,448	$—	$24,448
Available-for-sale securities	—	14,896	—	14,896
Total assets measured at fair value	$—	$39,344	$—	$39,344
Liabilities:
Derivative instruments	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—
As of December 31, 2021
Assets:
Derivative instruments	$—	$323	$—	$323
Total assets measured at fair value	$—	$323	$—	$323
Liabilities:
Derivative instruments	$—	$11,236	$—	$11,236
Total liabilities measured at fair value	$—	$11,236	$—	$11,236

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

Available-for-Sale Debt Securities. The available-for-sale debt securities are debt securities collateralized by mortgages on commercial real estate properties whose fair value is estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the available-for-sale debt securities being unique and not actively traded, the fair value is classified as Level 2.

Nonrecurring Fair Value Measurements

As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$263,122	$260,841	$106,463	$106,463
DST Program Loans	81,897	79,049	62,123	62,123
Liabilities:
Line of credit	$235,000	$235,000	$256,000	$256,000
Term loans	800,000	800,000	525,000	525,000
Mortgage notes	587,916	541,558	589,554	600,467
(1)	The carrying value reflects the principal amount outstanding.

9. INCOME TAXES

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2022 and 2021. We had a net deferred tax asset of approximately $0.4 million and $1.2 million as of December 31, 2022 and 2021, respectively, which is offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2019.

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

The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2022, 2021 and 2020. This information assumes that an investor owned shares of our common stock for the full 2022 calendar year.

	For the Year Ended December 31,
	2022	2021	2020
Ordinary income	—%	13.62%	3.28%
Non-taxable return of capital	100.00	61.37	12.34
Capital gain	—	25.01	84.38
Total distributions	100.00%	100.00%	100.00%

The decline in taxable income compared to 2021 is almost entirely due to (i) the increase in the performance participation allocation and (ii) our Advisor’s election to receive the 2022 performance fee in cash instead of OP Units.

10. STOCKHOLDERS’ EQUITY

Public Offerings

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

Currently, we have the following registration statements effective with the SEC:

●	A public offering of up to $10.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $8.5 billion offered in our primary offering and up to $1.5 billion offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. As of December 31, 2022, $9.82 billion remained unsold under this registration statement.
●	A public offering of Class E shares under our distribution reinvestment plan. As of December 31, 2022, $82.5 million remained unsold under this registration statement.

The Class T, Class S, Class D, Class I and Class E shares, all of which are collectively referred to herein as shares of common stock, generally have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. While gross distributions are the same for all share classes, the payment of class-specific fees results in different amounts of net distributions being paid with respect to each class of shares. During the year ended December 31, 2022, we raised gross proceeds of approximately $388.9 million from the sale of approximately 44.9 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $29.4 million.

Common Stock

The following table describes the changes in each class of common shares during each of the years ended December 31, 2022, 2021 and 2020:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
Balance as of December 31, 2019	5,852	20,593	3,499	43,732	66,804	140,480
Issuance of common stock:
Primary shares	4,231	4,507	728	4,306	—	13,772
Distribution reinvestment plan	187	476	91	1,065	1,021	2,840
Share-based compensation	—	—	—	20	—	20
Redemptions of common stock	(214)	(2,060)	(220)	(4,625)	(6,952)	(14,071)
Conversions	(225)	—	—	225	—	—
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	6,885	12,539	2,778	10,149	—	32,351
Distribution reinvestment plan	267	618	121	1,112	910	3,028
Share-based compensation	—	—	—	29	—	29
Redemptions of common stock	(266)	(916)	(248)	(1,899)	(5,455)	(8,784)
Conversions	(292)	—	—	292	—	—
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	10,443	14,348	1,688	15,000	—	41,479
Distribution reinvestment plan	426	823	153	1,256	745	3,403
Share-based compensation	—	—	—	27	—	27
Redemptions of common stock	(198)	(1,691)	(719)	(1,759)	(4,099)	(8,466)
Conversions	(212)	—	—	212	—	—
Balance as of December 31, 2022	26,884	49,237	7,871	69,142	52,974	206,108

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
September 30	0.09375	9,684	3,972	7,732	1,399	22,787
December 31	0.09375	9,859	4,559	7,923	1,478	23,819
Total	$0.37500	$37,679	$14,706	$29,893	$5,166	$87,444
2021
March 31	$0.09375	$7,562	$1,424	$5,526	$586	$15,098
June 30	0.09375	7,696	1,611	5,723	655	15,685
September 30	0.09375	7,984	1,854	5,985	759	16,582
December 31	0.09375	8,265	2,445	6,361	886	17,957
Total	$0.37500	$31,507	$7,334	$23,595	$2,886	$65,322
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share, and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2022, 2021 and 2020. All eligible redemption requests were fulfilled for the periods presented. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except for per share data)	2022	2021	2020
Number of shares redeemed or repurchased	8,466	8,784	14,071
Aggregate dollar amount of shares redeemed or repurchased	$73,378	$67,234	$105,588
Average redemption or repurchase price per share	$8.67	$7.65	$7.50

11. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the Advisory Agreement. The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
($ in thousands)	2022	2021
Balance at beginning of the year	$8,994	$3,798
Settlement of prior year performance participation allocation (1)	15,327	4,608
Distributions to redeemable noncontrolling interests	(735)	(418)
Redemptions to redeemable noncontrolling interests (2)	(7,724)	—
Net (loss) income attributable to redeemable noncontrolling interests	(370)	221
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	284	103
Redemption value allocation adjustment to redeemable noncontrolling interests (3)	2,354	682
Ending balance	$18,130	$8,994
(1)	The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman at the time, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $4.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP Units valued at $4.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $7.7 million.
(3)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

12. NONCONTROLLING INTERESTS

OP Units

As of December 31, 2022 and 2021, the Operating Partnership had issued OP Units to third-party investors, representing 20.9% and 13.7%, respectively, of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders). OP Units held by third-party investors are made up of Class E, Class T, Class S, and Class I OP Units.

The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of period	27,180	12,982	10,286
Issuance of units	28,821	14,974	3,766
Redemption of units	(922)	(776)	(1,070)
Balance at end of period	55,079	27,180	12,982

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the years ended December 31, 2022, 2021 and 2020, the aggregate amount of OP Units redeemed was $7.9 million, $6.0 million, and $8.0 million, respectively. The estimated maximum redemption value (unaudited) as of December 31, 2022 and 2021 was $488.3 million and $228.3 million, respectively.

13. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement, by and among us, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends April 30, 2023, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager, which is also a related party, provides dealer manager services in connection with our public offerings pursuant to the terms of the fourth amended and restated dealer manager agreement, effective December 1, 2021 (the “Dealer Manager Agreement”) by and among us, the Advisor and the Dealer Manager. On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our Former Advisor (the “Transaction”). On the same date, our Former Advisor assigned the advisory agreement to our New Advisor. Ares did not acquire the Former Sponsor, and we now consider the Ares real estate group to be our sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates. The Dealer Manager was also directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Mr. Mulvihill and/or Mr. Zucker and/or their affiliates. Presently, following the Transaction, the Advisor and the Dealer Manager are directly or indirectly majority owned, controlled and/or managed by Ares. The Advisor, the Sponsor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our public offerings and for the investment and management of our assets and our other activities and operations.

Advisory Agreement, Dealer Manager Agreement and Operating Partnership Agreement

The following is a description of the fees and expense reimbursements payable to the Advisor and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement; the Dealer Manager Agreement; and the Partnership Agreement, and is qualified in its entirety by reference to such agreements, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

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

Advisory Fee and Operating Expense Reimbursement. The advisory fee consists of a fixed component and a performance participation allocation. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to on our behalf. The following table details the fixed component of the advisory fee:

Fixed Component
% of applicable monthly NAV per Fund Interest (as defined below) x the weighted-average number of Fund Interests for such month (per annum)	1.10%
% of consideration received by us or our affiliates for selling interests in DST Properties (as defined in “Note 7”) to third-party investors, net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such interests	1.10%

The performance participation allocation is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance participation allocation equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance participation allocation. The loss carryforward is zero as of December 31, 2022. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance participation allocation that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2022, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 12” for detail regarding the Class E OP Units.

On January 1, 2019, we, our Operating Partnership, and the Advisor amended the advisory agreement and limited partnership agreement of the Operating Partnership. The Operating Partnership also issued to Black Creek Diversified Property Advisors Group LLC (“BCDPAG”), for $1,000 in consideration, 100 partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, or the “Special Units.” On July 1, 2021, these Special Units were transferred from BCDPAG to our New Advisor. Subsequently, these Special Units were transferred from our New Advisor to an affiliate of the New Advisor.

These agreements were amended, and the Special Units were issued, so that, at the election of the holder, the performance participation allocation previously payable to the Advisor may be paid instead to the holder of the Special Units as a performance participation allocation with respect to the Special Units. If the holder does not elect on or before the first day of a calendar year to have the performance participation allocation paid as a fee to the Advisor, then it will be paid as a distribution on the performance participation interest to the holder of the Special Units. In such case, the performance participation allocation will be payable in cash or Class I OP Units, at the election of the holder. If the holder elects to receive such distributions in Class I OP Units, the number of Class I OP Units to be issued to the holder will be determined by dividing an amount equal to the value of the performance participation allocation by the net asset value per Class I OP Unit as of the date of the distribution. The holder of the Special Units may request the Operating Partnership to repurchase such OP Units from the holder at a later date. Any such repurchase requests will normally not be subject to any holding period, early redemption deduction, volume limitations or other restrictions that apply to other holders of OP Units under the limited partnership agreement of the Operating Partnership or to our stockholders under our share redemption program. However, certain restrictions on redemption may apply if certain liquidity requirements are not met. In addition, in the event the Operating Partnership commences a liquidation of its assets during any calendar year, the holder of the Special Units will be distributed the performance participation allocation as its liquidation distribution, or the Advisor will receive payment of the performance participation allocation, as applicable, prior to the distribution of the remaining liquidation proceeds to the holders of OP Units.

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

Property-Level Accounting Services. Pursuant to the Advisory Agreement effective as of May 1, 2022, we have agreed to pay the Advisor a property accounting fee in connection with providing services related to accounting for real property operations, including the maintenance of the real property’s books and records in accordance with GAAP and our policies, procedures, and internal controls, in a timely manner, and the processing of real property-related cash receipts and disbursements. The property accounting fee is equal to the difference between: (i) the property management fee charged with respect to each real property, which reflects the market rate for all real property management services, including property-level accounting services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arm’s length negotiation with a third party property management service provider (the difference between (i) and (ii), the “property accounting fee”).

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

ADREX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through the DST Program. ADREX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through the private placements. In addition, with respect to certain classes of interests (or the corresponding classes of OP Units or shares for which they may be exchanged in certain circumstances) we, the Operating Partnership or ADREX will pay the Dealer Manager ongoing fees in amounts up to 0.85% of the equity investment or net asset value thereof per year for Class T, Class S, and Class D OP Units. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. In addition, pursuant to the dealer manager agreement for the DST Program, we, or our subsidiaries, are obligated to reimburse the Dealer Manager for (a) customary travel, lodging, meals and reasonable entertainment expenses incurred in connection with the private placements; (b) costs and expenses of conducting educational conferences and seminars, attending broker-dealer sponsored conferences, or educational conferences sponsored by ADREX; (c) customary promotional items; and (d) legal fees of the Dealer Manager.

Pursuant to the Advisory Agreement, DST Properties are included when calculating the fixed advisory fee and the performance participation allocation due to the Advisor. Furthermore, because the Advisor funds certain Dealer Manager personnel costs that are not reimbursed under the DST Program dealer manager agreement, we have also agreed to pay the Advisor a fee equal to the fee paid by DST Program investors for these costs, which is up to 1.5% of the total equity amount paid for the interests.

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

In connection with the DST Program, ADREX maintains a loan program and may, upon request, provide DST Program Loans to certain purchasers of the interests in the Delaware statutory trusts to finance a portion of the purchase price payable upon their acquisition of such DST Interests (the “Purchase Price”). The DST Program Loans are made by a subsidiary of ours (the “DST

Lender”). The DST Program Loans may differ in original principal amounts. The original principal amount of the DST Program Loans expressed as a percentage of the total Purchase Price for the applicable DST Interests may also vary, but no DST Program Loan to any purchaser will exceed 50% of the Purchase Price paid by such purchaser for its DST Interest in the Trust, excluding the amount of the Origination Fee, as hereinafter defined. Each purchaser that elects to obtain a DST Program Loan, will pay an origination fee to the DST Manager equal to up to 1.0% of the original principal amount of its DST Program Loan (the “Origination Fee”) upon origination of such DST Program Loan, which Origination Fee will be assigned by the DST Manager to an affiliate of the Advisor. The purchaser will be required to represent, among other things, that no portion of the Purchase Price for its DST Interest and no fee paid in connection with the acquisition of its DST Interest (including, without limitation, the Origination Fee) has been or will be funded with any nonrecourse indebtedness other than the DST Program Loan.

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2022	2021	2020	2022	2021
Selling commissions and dealer manager fees (1)	$4,289	$2,656	$1,498	$—	$—
Ongoing distribution fees (1)(2)	6,800	3,206	2,024	748	394
Advisory fees—fixed component	33,747	21,433	17,211	2,868	2,094
Performance participation allocation (3)	23,747	15,327	4,608	23,747	15,327
Other expense reimbursements—Advisor (4)(5)	11,346	11,070	10,002	4,192	1,443
Other expense reimbursements—Dealer Manager	372	376	516	109	—
Property accounting fee (6)	1,289	—	—	478	—
DST Program selling commissions, dealer manager and distribution fees (1)	22,467	9,871	4,097	241	219
Other DST Program related costs—Advisor (5)	14,860	6,318	4,085	146	87
Total	$118,917	$70,257	$44,041	$32,529	$19,564
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $60.9 million and $34.1 million as of December 31, 2022 and 2021, respectively, are included in other liabilities on the consolidated balance sheets.
(3)	The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP Units or cash, at the election of the Advisor. As the performance hurdle was achieved as of both December 31, 2022 and 2021, we recognized approximately $23.7 million and $15.3 million for the years ended December 31, 2022 and 2021, respectively, of performance participation allocation expense in our consolidated statements of operations.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the years ended December 31, 2022, 2021 and 2020, were approximately $10.7 million, $9.8. million and $8.0 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

Transactions with Affiliates

We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our public offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2022 and 2021, we held a 78.3% and 85.7%, respectively, limited partnership interest in the Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 12” for detail regarding our noncontrolling interests.

14. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net (loss) income attributable to common stockholders—basic	$(39,979)	$30,754	$(14,914)
Net (loss) income attributable to redeemable noncontrolling interests	(370)	221	(54)
Net (loss) income attributable to noncontrolling interests	(9,314)	3,565	(1,091)
Net (loss) income attributable to common stockholders—diluted	$(49,663)	$34,540	$(16,059)
Weighted-average shares outstanding—basic	194,039	154,767	142,268
Incremental weighted-average shares effect of conversion of noncontrolling interests	39,265	19,563	11,784
Weighted-average shares outstanding—diluted	233,304	174,330	154,052
Net (loss) income per share attributable to common stockholders:
Basic	$(0.21)	$0.20	$(0.10)
Diluted	$(0.21)	$0.20	$(0.10)

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Interest paid related to consolidated indebtedness	$53,889	$28,403	$29,877
Interest paid related to DST Program	42,008	26,666	16,540
Distributions reinvested in common stock	29,442	23,197	21,278
Change in accrued future ongoing distribution fees	26,855	18,576	1,019
Increase in DST Program Loans receivable through DST Program capital raising	51,496	25,978	26,486
Redeemable noncontrolling interest issued as settlement of performance participation allocation	15,327	4,608	3,776
Mortgage notes assumed on real estate acquisitions at fair value	—	125,887	13,472
Issuances of OP Units for DST Interests	252,578	115,653	28,266

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Beginning of period:
Cash and cash equivalents	$10,605	$11,266	$97,772
Restricted cash	3,747	10,468	10,010
Cash, cash equivalents and restricted cash	$14,352	$21,734	$107,782
End of period:
Cash and cash equivalents	$13,336	$10,605	$11,266
Restricted cash	3,850	3,747	10,468
Cash, cash equivalents and restricted cash	$17,186	$14,352	$21,734

16. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2022.

17. SEGMENT FINANCIAL INFORMATION

Our four reportable segments are office, retail, residential and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Net investment in real estate properties, restricted cash, tenant receivables, straight-line rent receivables, and other assets directly assignable to a property are allocated to the segment groupings. Corporate items that are not directly assignable to a property, such as investments in unconsolidated joint venture partnerships, investments in real estate-related securities, debt-related investments and DST Program Loans, are not allocated to segment groupings, but are reflected as reconciling items.

The following table reflects our total consolidated assets by business segment as of December 31, 2022 and 2021:

	As of December 31,
(in thousands)	2022	2021 (1)
Assets:
Office properties	$377,546	$335,811
Retail properties	537,147	639,584
Residential properties	1,495,532	837,491
Industrial properties	1,248,255	826,353
Corporate	516,244	351,732
Total assets	$4,174,724	$2,990,971
(1)	As of December 31, 2021, amounts held for sale are included in the corporate grouping. Refer to “Note 4” for further detail.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Net (loss) income attributable to common stockholders	$(39,979)	$30,754	$(14,914)
Debt-related income	(9,989)	(9,174)	(2,347)
Real estate-related depreciation and amortization	134,617	74,415	62,923
General and administrative expenses	10,570	8,797	7,548
Advisory fees	33,747	21,433	17,211
Performance participation allocation	23,747	15,327	4,608
Acquisition costs and reimbursements	5,427	2,636	1,108
Litigation expense	—	—	2,500
Impairment of real estate property	—	758	—
Credit loss expense	1,799	—	—
Equity in income from unconsolidated joint venture partnerships	(2,970)	(114)	—
Interest expense	140,406	70,494	58,747
Gain on sale of real estate property	(94,827)	(77,857)	(13,335)
(Gain) loss on derivative instruments	(4,723)	(71)	13
Other income	(2,860)	(1,781)	(1,050)
Net (loss) income attributable to redeemable noncontrolling interests	(370)	221	(54)
Net (loss) income attributable to noncontrolling interests	(9,314)	3,565	(1,091)
Net operating income	$185,281	$139,403	$121,867

The following table sets forth consolidated financial results by segment for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	Office	Retail	Residential	Industrial	Consolidated
2022
Rental revenues	$52,427	$64,039	$98,524	$74,244	$289,234
Rental expenses	(25,273)	(17,080)	(44,292)	(17,308)	(103,953)
Net operating income	$27,154	$46,959	$54,232	$56,936	$185,281
Real estate-related depreciation and amortization	$15,951	$17,370	$47,696	$53,600	$134,617
2021
Rental revenues	$64,290	$72,102	$31,023	$41,761	$209,176
Rental expenses	(28,280)	(18,693)	(13,387)	(9,413)	(69,773)
Net operating income	$36,010	$53,409	$17,636	$32,348	$139,403
Real estate-related depreciation and amortization	$19,875	$19,485	$11,062	$23,993	$74,415
2020
Rental revenues	$69,110	$71,244	$20,424	$23,467	$184,245
Rental expenses	(30,355)	(17,568)	(9,448)	(5,007)	(62,378)
Net operating income	$38,755	$53,676	$10,976	$18,460	$121,867
Real estate-related depreciation and amortization	$21,130	$19,795	$9,762	$12,236	$62,923

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

1

18. SUBSEQUENT EVENTS

Subsequent to December 31, 2022, we sold a portion of one retail property for a contractual sale price of $55.5 million. Our accounting basis (net of accumulated depreciation and amortization) for this real estate property as of the closing date was approximately $16.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

3.10	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

3.11	Articles of Amendment (name change). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021.

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on March 15, 2022.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

4.6	Description of Capital Stock. Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.1	Amended and Restated Advisory Agreement (2022), effective as of May 1, 2022. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022.

10.2

Form of Indemnification Agreement for officers and directors. Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-125338) filed with the SEC on January 13, 2006.

10.3	Second Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.4	Amended and Restated Secondary Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.5	Form of Independent Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on March 10, 2014.

10.6

Facilitation Fee Agreement between Ares Diversified Real Estate Exchange LLC (formerly Black Creek Exchange LLC) and Ares Commercial Real Estate Management as successor in interest to Black Creek Diversified Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 17, 2018.

10.7

Side Letter between ADREX Manager LLC (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.30 to the Post-Effective Amendment No. 10 to Registration Statement on Form S-11 (File No. 333-197767) filed with the SEC on September 1, 2017.

10.8

Amendment to Agreement between ADREX Manager LLC (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.9

Second Amendment to Agreement between ADREX Manager (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on August 17, 2018.

10.10	Selected Dealer Agreement with Morgan Stanley Smith Barney LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 13, 2017.

Exhibit Number	Description

10.11

Fourth Amended and Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement. Incorporated by reference to Exhibit 1.1 to the Post-Effective Amendment No. 1 to Registration Statement on Form S-11A (File No. 333-252212) filed with the SEC on January 11, 2022.

10.12

Third Amendment to Agreement between ADREX Manager LLC (formerly BC Exchange Manager LLC) and BC Exchange Advisor LLC. Incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.13	Form of Trust Agreement. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.14	Form of Master Lease. Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.15	Form of Guaranty. Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

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

10.18

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

10.20

Real Estate Purchase and Sale Agreement, dated April 7, 2022, for the purchase of the Sherman Portfolio. Incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 48 to Registration Statement on Form S-11 (File No. 333-222630) filed with the SEC on April 14, 2022.

10.21*

First Amendment to Credit Agreement, dated as of July 18, 2022, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A.

10.22*

Second Amendment to Credit Agreement, dated as of October 14, 2022, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A.

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 20, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

ARES REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2022

				Initial Cost to Company				Gross Amount Carried at December 31, 2022
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation		Depreciable Life
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5)	Acquisition Date	(Years)
Office properties:
Bala Pointe	Bala Cynwyd, PA	1	$—	$10,115	$27,516	$37,631	$14,536	$10,115	$42,052	$52,167	$(25,419)	8/28/2006	1-40
1300 Connecticut	Washington, DC	1	—	25,177	41,250	66,427	12,516	25,177	53,766	78,943	(31,583)	3/10/2009	2-40
CityView	Austin, TX	4	—	4,606	65,250	69,856	10,385	4,606	75,635	80,241	(24,756)	4/24/2015	1-40
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	1,262	3,538	27,127	30,665	(13,388)	10/3/2008	5-40
Preston Sherry Plaza	Dallas, TX	1	—	7,500	22,303	29,803	14,905	7,500	37,208	44,708	(19,518)	12/16/2009	1-40
3 Second Street	Jersey City, NJ	1	127,000	16,800	193,742	210,542	48,411	16,800	242,153	258,953	(119,117)	6/25/2010	3-40
350 Carter Road	Princeton, NJ	1	—	3,966	28,670	32,636	1,500	3,966	30,170	34,136	(743)	4/27/2022	13-40
107 Morgan Lane	Plainsboro, NJ	1	—	1,589	10,680	12,269	119	1,589	10,799	12,388	(80)	10/28/2022	10-40
Total office properties		11	$127,000	$73,291	$415,276	$488,567	$103,634	$73,291	$518,910	$592,201	$(234,604)

Retail properties:
Beaver Creek	Apex, NC	1	$—	$12,426	$31,375	$43,801	$739	$9,955	$34,585	$44,540	$(14,953)	5/11/2007	1-40
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	874	7,380	26,652	34,032	(12,239)	8/1/2007	1-40
Wareham	Wareham, MA	1	—	12,972	27,030	40,002	3,841	12,972	30,871	43,843	(15,204)	8/1/2007	1-40
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	(767)	8/1/2007	18-68
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	—	6,560	22,014	28,574	(10,310)	8/1/2007	13-43
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	(5,711)	8/1/2007	16-56
New Bedford	New Bedford, MA	1	4,561	3,790	11,152	14,942	—	3,790	11,152	14,942	(5,053)	10/18/2007	22-40
270 Center	Washington, DC	1	70,000	19,779	42,515	62,294	5,062	19,781	47,575	67,356	(21,332)	4/6/2009	1-40
Springdale	Springfield, MA	1	—	11,866	723	12,589	9	11,866	732	12,598	(726)	2/18/2011	6-62
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	470	3,783	10,183	13,966	(5,572)	3/17/2011	3-40
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	2,336	8,759	42,569	51,328	(13,018)	11/4/2014	1-40
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	5,211	10,307	32,392	42,699	(9,139)	3/18/2015	1-40
Shenandoah	Davie, FL	3	—	10,501	27,397	37,898	499	10,501	27,896	38,397	(7,692)	8/6/2015	1-40
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	7,429	7,376	58,584	65,960	(16,247)	10/8/2015	1-40
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	1,849	3,492	32,504	35,996	(8,258)	12/9/2015	3-40
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	1,715	34,804	35,617	70,421	(9,922)	5/27/2016	1-40
Village at Lee Branch	Birmingham, AL	2	—	10,476	32,461	42,937	1,338	10,476	33,799	44,275	(5,495)	1/29/2020	1-40
Barrow Crossing	Bethlehem, GA	5	—	5,539	50,208	55,747	467	5,539	50,675	56,214	(5,436)	6/22/2021	1-40
Total retail properties		40	$74,561	$183,454	$476,462	$659,916	$31,839	$181,356	$510,399	$691,755	$(167,074)

				Initial Cost to Company				Gross Amount Carried at December 31, 2022
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation		Depreciable Life
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5)	Acquisition Date	(Years)
Residential properties:
The Daley	Rockville, MD	4	$62,000	$15,139	$80,500	$95,639	$838	$15,139	$81,338	$96,477	$(9,632)	7/2/2019	1-40
Juno Winter Park	Winter Park, FL	1	—	9,129	75,420	84,549	527	9,129	75,947	85,076	(7,940)	7/9/2019	1-40
Perimeter	Sandy Springs, GA	1	—	17,407	99,763	117,170	476	17,407	100,239	117,646	(10,264)	12/19/2019	1-40
The Palms	Davie, FL	15	—	18,737	60,475	79,212	2,862	18,737	63,337	82,074	(5,314)	11/3/2020	1-40
oLiv Tucson	Tucson, AZ	1	80,600	—	128,659	128,659	76	—	128,735	128,735	(5,323)	10/20/2021	1-40
Arabelle Clearwater	Clearwater, FL	10	—	11,633	104,719	116,352	54	11,633	104,773	116,406	(4,175)	11/30/2021	1-40
Arabelle Riverwalk	Tampa Bay, FL	1	117,063	20,005	214,045	234,050	160	20,005	214,205	234,210	(8,319)	12/28/2021	1-40
Skye 750	King of Prussia, PA	1	—	12,535	80,310	92,845	75	12,535	80,385	92,920	(3,234)	1/5/2022	1-40
Arabelle City Center	Pembroke, FL	11	—	15,776	141,006	156,782	1,285	15,776	142,291	158,067	(4,596)	4/12/2022	1-40
Dallas Cityline	Richardson, TX	1	—	6,281	104,812	111,093	155	6,281	104,967	111,248	(3,451)	4/13/2022	1-40
Dallas Wycliff	Dallas, TX	3	—	14,021	80,062	94,083	305	14,021	80,367	94,388	(2,801)	4/13/2022	1-40
Dallas Maple District	Dallas, TX	2	—	14,725	78,364	93,089	237	14,725	78,601	93,326	(2,721)	4/13/2022	1-40
San Vance	San Antonio, TX	14	—	8,860	68,726	77,586	141	8,860	68,867	77,727	(2,539)	4/13/2022	1-40
San Stone Oak	San Antonio, TX	15	—	4,569	68,036	72,605	173	4,569	68,209	72,778	(2,389)	4/13/2022	1-40
Total residential properties		80	$259,663	$168,817	$1,384,897	$1,553,714	$7,364	$168,817	$1,392,261	$1,561,078	$(72,698)

Industrial properties:
Vasco Road	Livermore, CA	1	$17,435	$4,880	$12,019	$16,899	$(60)	$4,880	$11,959	$16,839	$(3,168)	7/21/2017	3-40
Northgate	North Las Vegas, NV	1	22,605	3,940	20,715	24,655	15	3,943	20,727	24,670	(4,298)	7/26/2017	10-40
Stafford Grove	Stafford, TX	3	—	8,540	28,879	37,419	2,120	8,586	30,953	39,539	(6,389)	4/9/2018	4-40
Kaiser Business Center	Folcroft, PA	2	—	6,140	12,730	18,870	1,467	6,140	14,197	20,337	(3,248)	12/10/2018	2-40
Tri-County DC	Schertz, TX	1	16,819	2,346	18,400	20,746	1,025	2,346	19,425	21,771	(3,360)	2/13/2019	1-40
Florence Logistics Center	Florence, KY	1	14,358	1,791	16,968	18,759	27	1,791	16,995	18,786	(2,751)	5/14/2019	1-40
World Connect Logistics Center	Indianapolis, IN	1	32,386	4,983	39,172	44,155	209	4,983	39,381	44,364	(5,433)	9/27/2019	1-40
Tri-County DC II A	Schertz, TX	1	9,004	1,280	8,562	9,842	421	1,280	8,983	10,263	(1,655)	10/1/2019	1-40
Aurora DC	Aurora, IL	1	—	1,681	6,887	8,568	911	1,681	7,798	9,479	(1,660)	12/13/2019	1-40
Railhead DC	Dallas/Fort Worth, TX	1	8,391	2,102	17,475	19,577	92	2,102	17,567	19,669	(2,241)	2/4/2020	6-40
Tri-County DC II B	Schertz, TX	1	2,393	455	2,429	2,884	53	455	2,482	2,937	(381)	2/14/2020	4-40
Sterling IC	Washington, DC	1	—	1,976	3,369	5,345	13	1,976	3,382	5,358	(434)	3/25/2020	6-40
Clayton Commerce Center	Atlanta, GA	1	—	7,403	51,886	59,289	5,415	7,403	57,301	64,704	(7,489)	6/26/2020	7-40
Bay Area Commerce Center	East Bay, CA	1	—	10,135	38,672	48,807	1,791	10,135	40,463	50,598	(3,345)	8/27/2020	9-40
Air Tech DC	Louisville, KY	2	3,301	615	18,471	19,086	213	616	18,683	19,299	(1,986)	10/16/2020	1-40
East Columbia IC	Portland, OR	2	—	3,352	11,726	15,078	204	3,352	11,930	15,282	(1,841)	12/2/2020	3-20
Plainfield LC	Indianapolis, IN	1	—	2,514	17,260	19,774	17	2,514	17,277	19,791	(1,310)	12/16/2020	7-40
395 LC	Reno, NV	1	—	6,752	61,784	68,536	300	6,752	62,084	68,836	(5,390)	12/21/2020	5-40
Radar Distribution Center	Northampton, PA	1	—	7,167	42,373	49,540	669	7,167	43,042	50,209	(2,305)	3/31/2021	7-40
Intermountain Space Center	Salt Lake City, UT	1	—	14,786	48,645	63,431	756	14,786	49,401	64,187	(5,182)	6/30/2021	3-20
Airway Industrial Park	San Diego, CA	1	—	5,740	18,616	24,356	2,086	5,740	20,702	26,442	(832)	7/9/2021	1-40
Greenwood Business Center	Greenwood, IN	1	—	858	16,251	17,109	(30)	858	16,221	17,079	(1,152)	8/2/2021	5-40
25 Linden Industrial Center	Jersey City, NJ	1	—	7,764	9,576	17,340	56	7,764	9,632	17,396	(1,423)	8/31/2021	2-20
Little Orchard Business Park	San Jose, CA	4	—	51,265	48,147	99,412	733	51,265	48,880	100,145	(5,682)	9/8/2021	1-20
Tustin Business Center	Tustin, CA	2	—	22,734	12,233	34,967	35	22,734	12,268	35,002	(1,050)	9/22/2021	8-20
Campus Drive IC	Burlington, NJ	1	—	2,364	4,288	6,652	16	2,364	4,304	6,668	(362)	10/7/2021	10-20
Long Island Logistics Center	Islandia, NY	1	—	4,927	16,198	21,125	97	4,927	16,295	21,222	(1,061)	12/9/2021	9-20
Phoenix IC	Phoenix, AZ	1	—	4,709	12,895	17,604	151	4,709	13,046	17,755	(1,207)	12/13/2021	1-20
Tempe IC	Tempe, AZ	1	—	3,628	24,857	28,485	—	3,628	24,857	28,485	(1,782)	12/13/2021	2-20
Las Vegas IC	Las Vegas, NV	2	—	2,623	6,186	8,809	9	2,623	6,195	8,818	(382)	12/13/2021	4-30

				Initial Cost to Company				Gross Amount Carried at December 31, 2022
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation		Depreciable Life
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5)	Acquisition Date	(Years)
Industrial properties (cont.):
General Washington IC	Alexandria, VA	1	—	2,452	8,599	11,051	807	2,452	9,406	11,858	(326)	1/7/2022	1-20
Western Food Center	Denver, CO	2	—	10,399	28,989	39,388	172	10,399	29,161	39,560	(1,834)	1/14/2022	5-20
Orlando LC I & II	Orlando, FL	2	—	8,975	88,020	96,995	2,132	8,975	90,152	99,127	(2,781)	2/17/2022	11-49
Orlando LC III & IV	Orlando, FL	2	—	3,198	40,505	43,703	324	3,198	40,829	44,027	(1,397)	2/17/2022	11-48
Orlando LC V	Orlando, FL	1	—	1,939	33,219	35,158	3	1,939	33,222	35,161	(2,333)	2/17/2022	10-39
Orlando LC VI	Orlando, FL	1	—	3,405	26,043	29,448	—	3,405	26,043	29,448	(1,020)	2/17/2022	10-41
Orlando LC VII	Orlando, FL	1	—	3,156	20,404	23,560	—	3,156	20,404	23,560	(1,293)	2/17/2022	11-41
Gillingham IC	Sugarland, TX	1	—	2,283	18,268	20,551	32	2,283	18,300	20,583	(467)	6/10/2022	5-40
Industrial Drive IC	Birmingham, AL	1	—	1,220	2,798	4,018	305	1,220	3,103	4,323	(256)	6/17/2022	5-20
Maplewood Drive IC	Minneapolis, MN	1	—	1,026	4,488	5,514	—	1,026	4,488	5,514	(477)	6/17/2022	4-20
Glen Afton IC	Charlotte, NC	1	—	2,294	19,742	22,036	—	2,294	19,742	22,036	(993)	6/17/2022	11-30
East 56th Ave IC	Denver, CO	1	—	4,724	14,317	19,041	—	4,724	14,317	19,041	(923)	6/17/2022	7-20
Brockton IC	Grand Rapids, MI	1	—	1,250	5,272	6,522	—	1,250	5,272	6,522	(514)	6/17/2022	5-20
Pine Vista IC	Houston, TX	1	—	2,952	15,838	18,790	—	2,952	15,838	18,790	(925)	6/17/2022	11-20
Tri-County Parkway IC	San Antonio, TX	1	—	1,579	11,205	12,784	50	1,579	11,255	12,834	(711)	6/17/2022	8-20
Miami NW 114th IC	Miami, FL	1	—	5,533	6,489	12,022	—	5,533	6,489	12,022	(457)	6/17/2022	8-20
North Harney IC	Tampa, FL	1	—	3,586	4,439	8,025	—	3,586	4,439	8,025	(340)	6/17/2022	6-20
Wes Warren Drive IC	New York, NY	1	—	1,537	5,978	7,515	—	1,537	5,978	7,515	(438)	6/17/2022	7-20
Enterprise Way IC	Oklahoma City, OK	1	—	537	5,982	6,519	—	537	5,982	6,519	(343)	6/17/2022	9-20
New Albany IC	Moorestown, NJ	1	—	5,630	11,914	17,544	—	5,630	11,914	17,544	(796)	6/17/2022	7-20
North 5th Street CC	Philadelphia, PA	1	—	4,359	18,945	23,304	52	4,359	18,997	23,356	(952)	6/24/2022	2-20
Total industrial properties		64	$126,692	$271,484	$1,039,123	$1,310,607	$22,688	$271,534	$1,061,761	$1,333,295	$(98,375)
Grand total		195	$587,916	$697,046	$3,315,758	$4,012,804	$165,525	$694,998	$3,483,331	$4,178,329	$(572,751)
(1)	These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2022. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)	Includes gross intangible lease assets.
(3)	As of December 31, 2022, the aggregate cost for U.S. federal income tax purposes of investments in property was approximately $1.5 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the result of lease expirations and terminations.
(5)	Includes intangible lease asset amortization.

The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
	2022	2021	2020
Investments in real estate properties:
Balance at the beginning of period	$3,061,851	$2,455,678	$2,057,350
Acquisitions of properties	1,206,476	924,206	380,525
Improvements	30,842	38,295	40,595
Property dispositions or held for sale assets	(120,840)	(355,570)	(22,792)
Impairment of real estate	—	(758)	—
Balance at the end of period	$4,178,329	$3,061,851	$2,455,678
Accumulated depreciation and amortization:
Balance at the beginning of period	$472,025	$501,105	$444,718
Real estate depreciation and amortization expense	134,617	74,415	62,923
Above-market lease assets amortization expenses	724	469	357
Right of use asset amortization expense	102	53	—
Property dispositions or held for sale assets	(34,717)	(104,017)	(6,893)
Balance at the end of period	$572,751	$472,025	$501,105

ITEM 16. SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2023:

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

Signature	Title	Date
/s/ DAVID A. ROTH	Chairman of the Board and Director	March 20, 2023
David A. Roth

/s/ RAJAT DHANDA	Director	March 20, 2023
Rajat Dhanda

/s/ CHARLES B. DUKE	Director	March 20, 2023
Charles B. Duke

/s/ JAY W. GLAUBACH	Director and Partner, Co-President	March 20, 2023
Jay W. Glaubach

/s/ BRIAN P. MATHIS	Director	March 20, 2023
Brian P. Mathis

/s/ DANIEL J. SULLIVAN	Director	March 20, 2023
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 20, 2023
John P. Woodberry

/s/ JEFFREY W. TAYLOR	Partner, Co-President	March 20, 2023
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ LAINIE P. MINNICK	Managing Director, Chief Financial Officer and Treasurer	March 20, 2023
Lainie P. Minnick	(Principal Financial Officer and Principal Accounting Officer)