Form 10-Q
period 2023-03-31
Ares Real Estate Income Trust Inc.
filed 2023-05-11
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, there were 28,858,446 shares of the registrant’s Class T common stock, 49,988,280 shares of the registrant’s Class S common stock, 7,276,706 shares of the registrant’s Class D common stock, 68,800,867 shares of the registrant’s Class I common stock and 51,613,024 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Net investment in real estate properties	$3,585,078	$3,605,578
Investments in unconsolidated joint venture partnerships	125,166	120,372
Debt-related investments, net	254,201	260,439
Investment in available-for-sale securities, at fair value	14,979	14,896
Cash and cash equivalents	36,894	13,336
Restricted cash	3,859	3,850
DST Program Loans	95,909	81,897
Other assets	72,217	74,356
Total assets	$4,188,303	$4,174,724
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$54,627	$58,097
Debt, net	1,589,120	1,616,475
Intangible lease liabilities, net	40,233	42,444
Financing obligations, net	1,232,129	1,130,810
Other liabilities	92,660	114,901
Total liabilities	3,008,769	2,962,727
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	17,791	18,130
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 28,173 shares and 26,884 shares issued and outstanding, respectively	282	269
Class S common stock, $0.01 par value—500,000 shares authorized, 49,899 shares and 49,237 shares issued and outstanding, respectively	499	492
Class D common stock, $0.01 par value—500,000 shares authorized, 7,439 shares and 7,871 shares issued and outstanding, respectively	74	79
Class I common stock, $0.01 par value—500,000 shares authorized, 69,387 shares and 69,142 shares issued and outstanding, respectively	694	691
Class E common stock, $0.01 par value—500,000 shares authorized, 52,550 shares and 52,974 shares issued and outstanding, respectively	526	530
Additional paid-in capital	1,751,993	1,744,022
Distributions in excess of earnings	(993,320)	(973,395)
Accumulated other comprehensive income	7,897	13,148
Total stockholders’ equity	768,645	785,836
Noncontrolling interests	393,098	408,031
Total equity	1,161,743	1,193,867
Total liabilities and equity	$4,188,303	$4,174,724

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Revenues:
Rental revenues	$77,960	$62,505
Debt-related income	5,761	3,468
Total revenues	83,721	65,973
Operating expenses:
Rental expenses	28,300	21,314
Real estate-related depreciation and amortization	33,197	27,451
General and administrative expenses	3,044	2,037
Advisory fees	9,538	7,144
Performance participation allocation	—	12,192
Acquisition costs and reimbursements	1,169	1,629
Impairment loss on debt-related investment held for sale	2,520	—
Total operating expenses	77,768	71,767
Other expenses (income):
Equity in loss from unconsolidated joint venture partnerships	2,446	1,010
Interest expense	37,545	24,410
Gain on sale of real estate property	(36,884)	(53,881)
Loss on extinguishment of debt and financing commitments, net	700	—
Loss (gain) on derivative instruments	103	(1,550)
Provision for current expected credit losses	5,630	—
Other income	(1,016)	(577)
Total other expenses (income)	8,524	(30,588)
Net (loss) income	(2,571)	24,794
Net loss (income) attributable to redeemable noncontrolling interests	18	(246)
Net loss (income) attributable to noncontrolling interests	549	(3,537)
Net (loss) income attributable to common stockholders	$(2,004)	$21,011
Weighted-average shares outstanding—basic	206,774	178,528
Weighted-average shares outstanding—diluted	263,026	210,676
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.01)	$0.12

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Net (loss) income	$(2,571)	$24,794
Change from cash flow hedging activities	(7,056)	11,994
Change from activities related to available-for-sale securities	77	—
Comprehensive (loss) income	(9,550)	36,788
Comprehensive loss (income) attributable to redeemable noncontrolling interests	73	(365)
Comprehensive loss (income) attributable to noncontrolling interests	2,222	(5,260)
Comprehensive (loss) income attributable to common stockholders	$(7,255)	$31,163

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Balance as of December 31, 2021	169,665	$1,696	$1,457,296	$(865,844)	$(13,418)	$196,696	$776,426
Net income (excluding $246 attributable to redeemable noncontrolling interest)	—	—	—	21,011	—	3,537	24,548
Change from cash flow hedging activities (excluding $119 attributable to redeemable noncontrolling interest)	—	—	—	—	10,152	1,723	11,875
Issuance of common stock	14,165	142	116,368	—	—	—	116,510
Share-based compensation	—	—	50	—	—	—	50
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,580)	—	—	—	(1,580)
Trailing distribution fees	—	—	(5,037)	1,030	—	(3,824)	(7,831)
Redemptions of common stock	(1,788)	(18)	(14,537)	—	—	—	(14,555)
Issuances of OP Units for DST Interests	—	—	—	—	—	39,441	39,441
Other noncontrolling interests net contributions	—	—	—	—	—	17	17
Distributions declared on common stock and noncontrolling interests (excludes $160 attributable to redeemable noncontrolling interest)	—	—	—	(16,743)	—	(2,858)	(19,601)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(482)	—	—	—	(482)
Redemptions of noncontrolling interests	—	—	(264)	—	—	(2,041)	(2,305)
Balance as of March 31, 2022	182,042	$1,820	$1,551,814	$(860,546)	$(3,266)	$232,691	$922,513
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Balance as of December 31, 2022	206,108	$2,061	$1,744,022	$(973,395)	$13,148	$408,031	$1,193,867
Net loss (excluding $18 attributable to redeemable noncontrolling interest)	—	—	—	(2,004)	—	(549)	(2,553)
Change from securities and cash flow hedging activities (excluding $55 attributable to redeemable noncontrolling interest)	—	—	—	—	(5,251)	(1,673)	(6,924)
Issuance of common stock	5,366	54	47,637	—	—	—	47,691
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,437)	—	—	—	(1,437)
Trailing distribution fees	—	—	(793)	1,461	—	1,132	1,800
Redemptions of common stock	(4,026)	(40)	(35,415)	—	—	—	(35,455)
Issuances of OP Units for DST Interests	—	—	—	—	—	—	—
Other noncontrolling interests net distributions	—	—	—	—	—	(4)	(4)
Distributions declared on common stock and noncontrolling interests (excludes $192 attributable to redeemable noncontrolling interest)	—	—	—	(19,382)	—	(5,079)	(24,461)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	74	—	—	—	74
Redemptions of noncontrolling interests	—	—	(2,170)	—	—	(8,760)	(10,930)
Balance as of March 31, 2023	207,448	$2,075	$1,751,993	$(993,320)	$7,897	$393,098	$1,161,743

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities:
Net income (loss)	$(2,571)	$24,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	33,197	27,451
Straight-line rent and amortization of above- and below-market leases	(1,896)	(1,753)
Gain on sale of real estate property	(36,884)	(53,881)
Performance participation allocation	—	12,192
Impairment loss on debt-related investment held for sale	2,520	—
Equity in income of unconsolidated joint venture partnership	2,446	1,010
Loss on extinguishment of debt and financing commitments, net	700	—
Provision for current expected credit losses	5,630	—
Amortization of deferred financing costs	1,960	1,780
Financing obligation liability appreciation	2,862	4,007
Other	1,659	(646)
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	(1,649)	9,449
Cash settlement of accrued performance participation allocation	(23,747)	—
Net cash (used in) provided by operating activities	(15,773)	24,403
Investing activities:
Real estate acquisitions	(14,697)	(368,234)
Capital expenditures	(12,837)	(6,488)
Proceeds from disposition of real estate property	53,735	169,421
Investments in debt-related investments	(615)	(840)
Investments in unconsolidated joint venture partnerships	(7,673)	(35,058)
Other	1,257	33
Net cash provided by (used) in investing activities	19,170	(241,166)
Financing activities:
Repayments of mortgage notes	(70,932)	(413)
Net proceeds from (repayments of) line of credit	42,000	(94,000)
Redemptions of common stock	(35,455)	(14,555)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(14,505)	(11,251)
Proceeds from issuance of common stock	39,700	109,767
Proceeds from financing obligations, net	83,834	253,093
Offering costs for issuance of common stock and private placements	(4,157)	(3,462)
Redemption of noncontrolling interests	(10,930)	(2,305)
Redemption of redeemable noncontrolling interests	—	(7,724)
Deferred financing costs paid	(45)	(92)
Interest rate cap premium	(9,340)	—
Net cash provided by financing activities	20,170	229,058
Net increase in cash, cash equivalents and restricted cash	23,567	12,295
Cash, cash equivalents and restricted cash, at beginning of period	17,186	14,352
Cash, cash equivalents and restricted cash, at end of period	$40,753	$26,647

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries. We are externally managed by our advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, Black Creek Diversified Property Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. References to the “Advisor” throughout this report mean Black Creek Diversified Property Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023 (“2022 Form 10-K”).

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

Reclassifications

Certain items in our condensed consolidated statements of operations, condensed consolidated statements of equity and condensed consolidated statements of cash flows for the three months ended March 31, 2022 have been reclassified to conform to the 2023 presentation.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties.

	As of
(in thousands)	March 31, 2023	December 31, 2022
Land	$689,142	$694,998
Buildings and improvements	3,166,233	3,152,553
Intangible lease assets	313,324	317,141
Right of use asset	13,637	13,637
Investment in real estate properties	4,182,336	4,178,329
Accumulated depreciation and amortization	(597,258)	(572,751)
Net investment in real estate properties	$3,585,078	$3,605,578

Acquisitions

During the three months ended March 31, 2023, we acquired 100% of the following properties through asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2023 Acquisitions:
VM8 Logistics Center	Industrial	1/19/2023	$17,511
Total 2023 acquisitions			$17,511
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions.

During the three months ended March 31, 2023, we allocated the purchase price of our acquisitions to land and building and improvements as follows:

For the Three Months Ended
($ in thousands)	March 31, 2023
Land	$2,166
Building and improvements	15,345
Total purchase price (1)	$17,511
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions. There were no intangible lease assets or liabilities acquired in connection with our acquisition during the three months ended March 31, 2023.

Dispositions

During the three months ended March 31, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million. We recorded a net gain on sale of approximately $36.9 million.

During the three months ended March 31, 2022, we sold two retail properties, one office property and one retail land parcel for net proceeds of approximately $169.4 million. We recorded a net gain on sale of approximately $53.9 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of March 31, 2023 and December 31, 2022 include the following:

	As of March 31, 2023			As of December 31, 2022
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$290,391	$(217,141)	$73,250	$294,208	$(214,201)	$80,007
Above-market lease assets (1)	22,933	(19,892)	3,041	22,933	(19,707)	3,226
Below-market lease liabilities	(73,331)	33,098	(40,233)	(76,033)	33,589	(42,444)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,068	$726
Above-market lease amortization	(186)	(169)
Below-market lease amortization	1,014	1,196
Real estate-related depreciation and amortization:
Depreciation expense	$26,417	$20,198
Intangible lease asset amortization	6,780	7,253

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

We have acquired interests in joint venture partnerships for purposes of investing in properties across the U.S. We record our investments in AREIT-McDowell Vue Parent LLC (“Vue 1400 JV”), Pathfinder Core AREIT JV NNN Holdings, LLC (“Net Lease JV I”), Pathfinder Core AREIT Net Lease Aggregator LLC (“Net Lease JV II”) and Pathfinder Core AREIT Net Lease TRS Aggregator LLC (“Net Lease JV III”) under the equity method on our condensed consolidated balance sheets as we have the ability to exercise significant influence in each partnership but do not have control of the entities. Other partners in Net Lease JV I, Net Lease JV II and Net Lease JV III are affiliates of our Advisor.

The following table summarizes our investments in unconsolidated joint venture partnerships as of March 31, 2023 and December 31, 2022:

		As of March 31, 2023		As of December 31, 2022		Investments in Unconsolidated
	Property	Ownership	Number of	Ownership	Number of	Joint Venture Partnerships as of
($ in thousands)	Type	Percentage	Properties	Percentage	Properties	As of March 31, 2023	As of December 31, 2022
Vue 1400 JV	Residential	85%	1	85%	1	$25,574	$25,984
Net Lease JV I	Net Lease	50%	15	50%	15	16,371	16,393
Net Lease JV II	Net Lease	50%	120	50%	117	66,314	65,763
Net Lease JV III	Net Lease	50%	23	50%	23	16,907	12,232
Total investments in unconsolidated joint venture partnerships			159		156	$125,166	$120,372

4. REAL ESTATE DEBT INVESTMENTS

Debt-Related Investments

The following table summarizes our debt-related investments as of March 31, 2023 and December 31, 2022:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of March 31, 2023
Senior loans (2)	$147,795	$155,555	8.9%	1.8
Mezzanine loans	106,406	108,500	10.9	1.6
Total debt-related investments (2)	$254,201	$264,055	9.9%	1.7
As of December 31, 2022
Senior loans (2)	$151,645	$154,622	8.5%	2.1
Mezzanine loans	108,794	108,500	10.4	1.9
Total debt-related investments (2)	$260,439	$263,122	9.5%	2.0
(1)	The difference between the carrying amount and the outstanding principal amount of the debt-related investments consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable.
(2)	As of March 31, 2023 and December 31, 2022, carrying amounts include $39.5 million and $42.0 million, respectively, related to one senior loan debt-related investment that was in default and on non-accrual status. Outstanding principal includes $43.8 million related to this senior loan as of March 31, 2023 and December 31, 2022. We recorded an impairment loss of $2.5 million related to this senior loan during the three months ended March 31, 2023 and included the impairment loss in impairment loss on debt-related investment held for sale on the condensed consolidated statements of operations. This senior loan is held-for-sale and therefore the carrying amount has been reduced to its fair value as of both March 31, 2023 and December 31, 2022. Weighted-average interest rate and weighted-average remaining life excludes this senior loan from its calculations.

Current Expected Credit Losses

Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires us to reflect current expected credit losses (“CECL”) on both the outstanding balances and unfunded commitments on loans held for investment and requires consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates (the “CECL Reserve”). ASU No. 2016-13 was effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. ASU No. 2016-13 was adopted by us as of January 1, 2020. Increases and decreases to expected credit losses impact earnings and are recorded within the provision for current expected credit losses in our condensed consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment required under ASU No. 2016-13 is a valuation account that is deducted from the amortized cost basis of our loans held for investment in our condensed consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in our condensed consolidated balance sheets.

We estimate our CECL Reserve primarily using a probability-weighted model that considers the likelihood of default and expected loss given default for each individual loan. Calculation of the CECL Reserve requires loan specific data, which includes capital senior to us when we are the subordinate lender, changes in net operating income, debt service coverage ratio, loan-to-value, occupancy, property type and geographic location. Estimating the CECL Reserve also requires significant judgment with respect to various factors, including (i) the appropriate historical loan loss reference data, (ii) the expected timing of loan repayments, (iii) calibration of the likelihood of default to reflect the risk characteristics of our floating rate loan portfolio and (iv) our current and future view of the macroeconomic environment. We may consider loan-specific qualitative factors on certain loans to estimate our CECL Reserve. In order to estimate the future expected loan losses relevant to our portfolio, we utilize historical market loan loss data licensed from a third-party data service. For periods beyond the reasonable and supportable forecast period, we revert back to historical loss data.

Loan balances that are deemed to be uncollectible are written off as a realized loss and are deducted from our CECL Reserve. The write-offs are recorded in the period in which the loan balance is deemed uncollectible based on management’s judgment.

As of March 31, 2023, our CECL Reserve for our debt-related investment portfolio is $5.6 million or 1.6% of our debt- related investment commitment balance of $358.3 million recognized as an increase in provision for loan loss during the three months ended March 31, 2023. The debt-related investment commitment balance is comprised of $220.4 million of funded commitments and $137.9 million of unfunded commitments with associated CECL Reserves of $3.5 million and $2.1 million, respectively. The CECL Reserve for unfunded commitments is based on the unfunded portion of the loan commitment over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit and is recorded as an other liability on the condensed consolidated balance sheets. The calculation of the CECL Reserve excludes one debt-related investment that is currently held for sale. There have been no write-offs or recoveries related to any of our existing debt-related investments. CECL Reserves were immaterial in prior periods.

Available-for-Sale Debt Securities

We acquire debt securities that are primarily collateralized by mortgages on commercial real estate properties primarily for cash management and investment purposes. On the acquisition date, we designate investments in commercial real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income. There were no credit losses associated with our available-for-sale debt securities as of and for the period ended March 31 2023.

As of March 31, 2023 and December 31, 2022, we had one debt security investment designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt security, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was approximately 3.8 years as of March 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of March 31, 2023 and December 31, 2022:

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (1)	Fair Value
As of March 31, 2023
Available-for-sale debt securities	$14,979	$14,876	$103	$103	$14,979
As of December 31, 2022
Available-for-sale debt securities	$14,979	$14,870	$109	$26	$14,896
(1)	Represents cumulative unrealized gain beginning from acquisition date.

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2023	2022	Current Maturity Date	2023	2022
Line of credit (1)	6.17%	5.72%	November 2025	$277,000	$235,000
Term loan (2)	3.31	3.90	November 2026	400,000	400,000
Term loan (3)	4.26	4.56	January 2027	400,000	400,000
Fixed-rate mortgage notes	3.40	3.48	January 2027 - May 2031	310,084	380,316
Floating-rate mortgage notes (4)	4.52	4.52	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.22%	4.31%		$1,594,684	$1,622,916
Less: unamortized debt issuance costs				$(13,711)	$(14,849)
Add: unamortized mark-to-market adjustment on assumed debt				8,147	8,408
Total debt, net				$1,589,120	$1,616,475
Gross book value of properties encumbered by debt				$907,741	$970,310
(1)	The effective interest rate is calculated based on the Term Secured Overnight Financing Rate plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of March 31, 2023, the unused and available portions under the line of credit were approximately $623.0 million and $565.6 million, respectively. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $300.0 million in borrowings under this term loan and an interest rate cap agreement relating to $100.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $350.0 million in borrowings under this term loan and an interest rate cap agreement relating to $50.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on the London Interbank Offered Rate (“LIBOR”) plus a margin. As of both March 31, 2023 and December 31, 2022, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 4.50% and 4.55%, respectively, as of March 31, 2023.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 3.7 years as of March 31, 2023, excluding the impact of certain extension options.

For the three months ended March 31, 2023 and 2022, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $19.6 million and $9.7 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of March 31, 2023, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
2023	—	—	1,205	1,205
2024	—	—	129,265	129,265
2025	277,000	—	2,360	279,360
2026	—	400,000	84,214	484,214
2027	—	400,000	175,787	575,787
Thereafter	—	—	124,853	124,853
Total principal payments	$277,000	$800,000	$517,684	$1,594,684
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023. As of March 31, 2023, certain of our mortgage notes have initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after June 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of March 31, 2023.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $13.2 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

As of March 31, 2023, we have two interest rate cap derivative instruments that are not designated as cash flow hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of March 31, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$14,339	$—
Interest rate caps designated as cash flow hedges	1	150,000	7,806
Interest rate caps not designated as cash flow hedges	2	207,600	2,889	—
Total derivative instruments	15	$1,007,600	$25,034	$—
As of December 31, 2022
Interest rate swaps designated as cash flow hedges	12	$650,000	$20,279	$—
Interest rate caps not designated as cash flow hedges	2	207,600	4,169	—
Total derivative instruments	14	$857,600	$24,448	$—

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(4,000)	$10,075
Amount reclassified from AOCI (out of) into interest expense	(3,056)	1,919
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	37,545	24,410
Derivative instruments not designated as cash flow hedges:
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	$(1,224)	$1,550
Realized gain on derivative instruments recognized in other income (expenses) (2)	1,121	—
(1)	Unrealized (loss) gain on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim cash settlements for our derivatives not designated as cash flow hedges.

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trusts by the Operating Partnership or its affiliates (“DST Properties”).

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of March 31, 2023 and December 31, 2022, there were approximately $95.9 million and $81.9 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income on our condensed consolidated statements of operations.

The following table presents our DST Program activity for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
DST Interests sold	$101,795	$280,802
DST Interests financed by DST Program Loans	14,015	14,827
Income earned from DST Program Loans (1)	1,017	669
Financing obligation liability appreciation (2)	2,862	4,007
Rent obligation incurred under master lease agreements (2)	13,583	9,253
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

Additionally, during the three months ended March 31, 2022, 4.8 million partnership units (“OP Units”) in our operating partnership, AREIT Operating Partnership LP (the “Operating Partnership”) were issued in exchange for DST Interests, for a net investment of $39.4 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. There have been no OP Units issued in accordance with our UPREIT structure during the three months ended March 31, 2023.

7. FAIR VALUE

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition of our financial instruments.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2023
Assets:
Derivative instruments	$—	$25,034	$—	$25,034
Available-for-sale debt securities	—	14,979	—	14,979
Total assets measured at fair value	$—	$40,013	$—	$40,013
As of December 31, 2022
Assets:
Derivative instruments	$—	$24,448	$—	$24,448
Available-for-sale debt securities	—	14,896	—	14,896
Total assets measured at fair value	$—	$39,344	$—	$39,344

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

Available-for-Sale Debt Securities. The available-for-sale debt securities are debt securities primarily collateralized by mortgages on commercial real estate properties whose fair value is estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the available-for-sale debt securities being unique and not actively traded, the fair value is classified as Level 2.

Nonrecurring Fair Value Measurements

As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$264,055	$259,305	$263,122	$260,841
DST Program Loans	95,909	93,621	81,897	79,049
Liabilities:
Line of credit	$277,000	$277,000	$235,000	$235,000
Term loans	800,000	800,000	800,000	800,000
Mortgage notes	517,684	482,992	587,916	541,558
(1)	The carrying value reflects the principal amount outstanding.

8. EQUITY

Public Offerings

We intend to conduct a continuous public offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On May 3, 2022, the SEC declared our registration statement on Form S-11 with respect to our fourth public offering of up to $10.0 billion of shares of its common stock effective, and the fourth public offering commenced the same day. We ceased selling shares of our common stock under our third public offering of up to $3.0 billion of shares immediately upon the effectiveness of the registration statement for the fourth public offering. Under the fourth public offering, we are offering up to $8.5 billion of shares of our common stock in the primary offering and up to $1.5 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares, Class S shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

During the three months ended March 31, 2023, we raised gross proceeds of approximately $47.7 million from the sale of approximately 5.4 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $8.0 million.

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	2,555	4,661	1,104	5,019	—	13,339
Distribution reinvestment plan	92	193	37	302	202	826
Redemptions of common stock	(3)	(122)	(228)	(356)	(1,079)	(1,788)
Conversions	(62)	—	—	62	—	—
Balance as of March 31, 2022	19,007	40,489	7,662	59,433	55,451	182,042
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Balance as of December 31, 2022	26,884	49,237	7,871	69,142	52,974	206,108
Issuance of common stock:
Primary shares	1,325	972	45	2,117	—	4,459
Distribution reinvestment plan	134	227	40	331	175	907
Redemptions of common stock	(69)	(561)	(240)	(2,557)	(599)	(4,026)
Conversions	(101)	24	(277)	354	—	—
Balance as of March 31, 2023	28,173	49,899	7,439	69,387	52,550	207,448

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
Total	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
September 30	0.09375	9,684	3,972	7,732	1,399	22,787
December 31	0.09375	9,859	4,559	7,923	1,478	23,819
Total	$0.37500	$37,679	$14,706	$29,893	$5,166	$87,444
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2023	2022
Number of shares redeemed or repurchased	4,026	1,788
Aggregate dollar amount of shares redeemed or repurchased	$35,455	$14,555
Average redemption or repurchase price per share	$8.81	$8.15

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the advisory agreement. The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of both March 31, 2023 and December 31, 2022, we had 2.0 million redeemable OP Units outstanding.

The following table summarizes the redeemable noncontrolling interests activity for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Balance at beginning of the year	$18,130	$8,994
Settlement of prior year performance participation allocation (1)	—	15,327
Distributions to redeemable noncontrolling interests	(192)	(160)
Redemptions to redeemable noncontrolling interests (2)	—	(7,724)
Net (loss) income attributable to redeemable noncontrolling interests	(18)	246
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	(55)	119
Redemption value allocation adjustment to redeemable noncontrolling interests (3)	(74)	482
Ending balance	$17,791	$17,284
(1)	There were no OP Units issued related to the 2022 performance participation allocation, as the $23.7 million payable as of December 31, 2022 was, at the election of the Advisor, settled in cash in January 2023. The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman at the time, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $7.7 million.
(3)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	55,079	27,180
Issuance of units	—	4,825
Redemption of units	(1,240)	(286)
Balance at end of period	53,839	31,719

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the three months ended March 31, 2023 and 2022, the aggregate amount of OP Units redeemed was $10.9 million and $2.3 million, respectively. The estimated maximum redemption value (unaudited) as of March 31, 2023 and December 31, 2022 was $468.4 million and $488.3 million, respectively.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2023	2022	March 31, 2023	December 31, 2022
Selling commissions and dealer manager fees (1)	$512	$1,042	$—	$—
Ongoing distribution fees (1)(2)	2,154	1,298	741	748
Advisory fees—fixed component	9,538	7,144	2,905	2,868
Performance participation allocation (3)	—	12,192	—	23,747
Other expense reimbursements—Advisor (4)(5)	3,106	2,140	3,439	4,192
Other expense reimbursements—Dealer Manager	—	27	70	109
Property accounting fee (6)	489	—	489	478
DST Program selling commissions, dealer manager and distribution fees (1)	2,671	7,524	241	241
Other DST Program related costs—Advisor (5)	1,931	4,951	146	146
Total	$20,401	$36,318	$8,031	$32,529
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $59.1 million and $60.9 million as of March 31, 2023 and December 31, 2022, respectively, are included in other liabilities on the condensed consolidated balance sheets.
(3)	The 2022 performance participation allocation in the amount of $23.7 million became payable on December 31, 2022, and the Advisor elected to settle the amounts owed in cash in January 2023.

(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended March 31, 2023, and 2022 were approximately $2.8 million and $2.4 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of March 31, 2023, therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the three months ended March 31, 2023. As the performance hurdle was achieved as of March 31, 2022, we recognized approximately $12.2 million of performance participation allocation expense in our condensed consolidated statements of operations for the three months ended March 31, 2022.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net (loss) income attributable to common stockholders—basic	$(2,004)	$21,011
Net (loss) income attributable to redeemable noncontrolling interests	(18)	246
Net (loss) income attributable to noncontrolling interests	(549)	3,537
Net (loss) income attributable to common stockholders—diluted	$(2,571)	$24,794
Weighted-average shares outstanding—basic	206,774	178,528
Incremental weighted-average shares effect of conversion of noncontrolling interests	56,252	32,148
Weighted-average shares outstanding—diluted	263,026	210,676
Net (loss) income per share attributable to common stockholders:
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.12

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$7,990	$6,743
(Decrease) increase in accrued future ongoing distribution fees	(1,800)	7,828
Increase in DST Program Loans receivable through DST Program capital raising	14,015	14,827
Redeemable noncontrolling interest issued as settlement of performance participation allocation	—	15,327
Issuances of OP Units for DST Interests	—	39,441

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Beginning of period:
Cash and cash equivalents	$13,336	$10,605
Restricted cash	3,850	3,747
Cash, cash equivalents and restricted cash	$17,186	$14,352
End of period:
Cash and cash equivalents	$36,894	$22,626
Restricted cash	3,859	4,021
Cash, cash equivalents and restricted cash	$40,753	$26,647

14. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2023.

15. SEGMENT FINANCIAL INFORMATION

Our four reportable segments are office, retail, residential and industrial. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Net investment in real estate properties, restricted cash, tenant receivables, straight-line rent receivables and other assets directly assignable to a property are allocated to the segment groupings. Corporate items that are not directly assignable to a property, such as investments in unconsolidated joint venture partnerships, investments in real estate-related securities, debt-related investments and DST Program Loans, are not allocated to segment groupings, but are reflected as reconciling items.

The following table reflects our total consolidated assets by business segment as of March 31, 2023 and December 31, 2022:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Assets:
Office properties	$379,355	$377,546
Retail properties	517,000	537,147
Residential properties	1,485,956	1,495,532
Industrial properties	1,252,141	1,248,255
Corporate	553,851	516,244
Total assets	$4,188,303	$4,174,724

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
(in thousands)	2023	2022
Net (loss) income attributable to common stockholders	$(2,004)	$21,011
Debt-related income	(5,761)	(3,468)
Real estate-related depreciation and amortization	33,197	27,451
General and administrative expenses	3,044	2,037
Advisory fees	9,538	7,144
Performance participation allocation	—	12,192
Acquisition costs and reimbursements	1,169	1,629
Impairment loss on debt-related investment held for sale	2,520	—
Equity in loss from unconsolidated joint venture partnerships	2,446	1,010
Interest expense	37,545	24,410
Gain on sale of real estate property	(36,884)	(53,881)
Loss on extinguishment of debt and financing commitments, net	700	—
Loss (gain) on derivative instruments	103	(1,550)
Provision for current expected credit losses	5,630	—
Other income	(1,016)	(577)
Net (loss) income attributable to redeemable noncontrolling interests	(18)	246
Net (loss) income attributable to noncontrolling interests	(549)	3,537
Net operating income	$49,660	$41,191

The following table sets forth consolidated financial results by segment for the three months ended March 31, 2023 and 2022:

(in thousands)	Office	Retail	Residential	Industrial	Consolidated
For the Three Months Ended March 31, 2023
Rental revenues	$13,349	$14,518	$28,848	$21,245	$77,960
Rental expenses	(6,630)	(3,584)	(13,190)	(4,896)	(28,300)
Net operating income	$6,719	$10,934	$15,658	$16,349	$49,660
Real estate-related depreciation and amortization	$3,963	$4,035	$9,489	$15,710	$33,197
For the Three Months Ended March 31, 2022
Rental revenues	$13,633	$17,066	$16,354	$15,452	$62,505
Rental expenses	(6,192)	(4,629)	(6,944)	(3,549)	(21,314)
Net operating income	$7,441	$12,437	$9,410	$11,903	$41,191
Real estate-related depreciation and amortization	$3,997	$4,654	$8,353	$10,447	$27,451

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

16. SUBSEQUENT EVENTS

Renewal of Advisory Agreement

Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor previously entered into that certain Amended and Restated Advisory Agreement (2022), effective May 1, 2022 (the “2022 Advisory Agreement”). The term of the 2022 Advisory Agreement continued through April 30, 2023, subject to renewal for an unlimited number of one-year periods. Effective as of April 30, 2023, Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor renewed the 2022 Advisory Agreement through April 30, 2024 by entering into the Amended and Restated Advisory Agreement (2023) (the “2023 Advisory Agreement”). The terms of the 2023 Advisory Agreement are substantially the same as the terms of the prior version of the agreement.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Such forward-looking statements relate to, without limitation, our future capital expenditures, distributions, acquisitions and dispositions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, rising interest rates, the conflict in Ukraine and the COVID-19 pandemic, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	the failure to successfully integrate Black Creek Group into the business, operations and corporate culture of Ares, and to retain Black Creek Group personnel following Ares’ acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business in July 2021;
●	conflicts of interest arising out of our relationships with the Sponsor, the Advisor and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2023, our consolidated real property portfolio consisted of 91 properties, totaling approximately 18.6 million square feet located in 33 markets throughout the U.S. We also owned 159 properties through our unconsolidated joint venture partnerships as of March 31, 2023. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the three months ended March 31, 2023, we raised gross proceeds of approximately $47.7 million from the sale of approximately 5.4 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $8.0 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the three months ended March 31, 2023, we sold $101.8 million of gross interests related to the DST Program, $14.0 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by segment as of March 31, 2023:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	8	1,572	8.5%	$34.93	75.6%	$591,700	13.0%
Retail properties	8	18	2,318	12.5	19.39	96.4	693,150	15.2
Residential properties	8	14	4,205	22.6	27.60	93.8	1,683,050	36.8
Industrial properties	28	51	10,507	56.4	5.96	97.9	1,600,450	35.0
Total real property portfolio	33	91	18,602	100.0%	$14.44	94.9%	$4,568,350	100.0%
(1)	Reflects the number of unique markets by segment and in total. As such, the total number of markets does not equal the sum of the number of markets by segment as certain segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of March 31, 2023.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student and single-family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail). To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, real estate debt (which may include mortgages and subordinated interests), real estate-related securities, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under

Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.57 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.11 billion, representing a difference of approximately $459.3 million, or 11.2%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2023 and December 31, 2022:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Investments in office properties	$591,700	$610,850
Investments in retail properties	693,150	740,400
Investments in residential properties	1,683,050	1,685,000
Investments in industrial properties	1,600,450	1,603,500
Total investment in real estate properties	4,568,350	4,639,750
Investments in unconsolidated joint venture partnerships	149,010	141,272
Debt-related investments	259,305	260,841
Investments in real estate-related securities	14,979	14,896
DST Program Loans	93,621	79,049
Total investments	5,085,265	5,135,808
Cash and cash equivalents	36,894	13,336
Restricted cash	3,859	3,850
Other assets	50,965	44,269
Line of credit, term loans and mortgage notes	(1,602,831)	(1,631,324)
Financing obligations associated with our DST Program	(1,225,146)	(1,141,866)
Other liabilities	(70,910)	(72,966)
Accrued performance participation allocation	—	(23,747)
Accrued advisory fees	(3,201)	(3,157)
Noncontrolling interests in consolidated joint venture partnerships	(1,610)	(1,582)
Aggregate Fund NAV	$2,273,285	$2,322,621
Total Fund Interests outstanding	263,332	263,232

The following table sets forth the NAV per Fund Interest as of March 31, 2023:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,273,285	$243,212	$430,771	$64,215	$599,002	$453,652	$482,433
Fund Interests outstanding	263,332	28,173	49,899	7,439	69,387	52,550	55,884
NAV Per Fund Interest	$8.6328	$8.6328	$8.6328	$8.6328	$8.6328	$8.6328	$8.6328

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of March 31, 2023, we estimated approximately $59.1 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 6 to the Condensed Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.10% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of March 31, 2023, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.4%	6.3%	4.9%	5.2%	5.4%
Discount rate / internal rate of return	7.3%	7.0%	6.1%	6.3%	6.5%
Average holding period (years)	9.6	10.0	10.0	10.1	10.0

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.9%	2.5%	3.6%	3.6%	3.3%
	0.25% increase	(2.7)%	(2.3)%	(3.2)%	(3.2)%	(3.0)%
Discount rate (weighted-average)	0.25% decrease	2.1%	1.9%	2.0%	2.1%	2.0%
	0.25% increase	(2.0)%	(1.9)%	(2.0)%	(2.0)%	(2.0)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of March 31, 2023, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2023 was $61.5 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $61.5 million, or $0.24 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2023.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2023:

(in thousands)	As of March 31, 2023
Total stockholder's equity	$768,645
Noncontrolling interests	393,098
Total equity under GAAP	1,161,743

Adjustments:
Accrued distribution fee (1)	59,119
Redeemable noncontrolling interests (2)	17,791
Unrealized net real estate, financing obligations, debt and interest rate hedge appreciation (depreciation) (3)	444,110
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	23,844
Accumulated depreciation and amortization (5)	564,160
Other adjustments (6)	2,518
Aggregate Fund NAV	$2,273,285
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid for our estimate of how long Class T, Class S, and Class D OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in equity under GAAP.
(3)	Our real estate and real estate-related investments are presented at historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans, line of credit and financing obligations are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our real estate, real estate-related investments, debt instruments or financing obligations are not included in our GAAP results. For purposes of determining our NAV, our real estate, real estate-related investments, financing obligations and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(4)	Our investments in unconsolidated joint venture partnerships are presented at historical cost in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, and (ii) other minor adjustments.

Performance

Our NAV decreased from $8.82 per share as of December 31, 2022 to $8.63 per share as of March 31, 2023. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial and residential properties, the disposition of one partial retail property for net proceeds of approximately $53.7 million at a sale price in excess of carrying value, as well as the acquisition of one industrial property for a contractual purchase price of $17.4 million.

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

			One-Year				Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Inception
(as of March 31, 2023) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.65)%	(4.65)%	(0.70)%	7.50%	6.39%	6.18%	6.79%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(5.57)%	(5.57)%	(0.02)%	8.68%	6.84%	6.40%	7.00%
Difference	0.92%	0.92%	(0.68)%	(1.18)%	(0.45)%	(0.22)%	(0.21)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.32)%	(1.32)%	2.78%	8.74%	7.13%	6.50%	6.92%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.26)%	(2.26)%	3.48%	9.94%	7.58%	6.72%	7.13%
Difference	0.94%	0.94%	(0.70)%	(1.20)%	(0.45)%	(0.22)%	(0.21)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.65)%	(4.65)%	(0.70)%	7.50%	6.39%	6.18%	6.79%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(5.57)%	(5.57)%	(0.02)%	8.68%	6.84%	6.40%	7.00%
Difference	0.92%	0.92%	(0.68)%	(1.18)%	(0.45)%	(0.22)%	(0.21)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.32)%	(1.32)%	2.78%	8.74%	7.13%	6.50%	6.92%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.26)%	(2.26)%	3.48%	9.94%	7.58%	6.72%	7.13%
Difference	0.94%	0.94%	(0.70)%	(1.20)%	(0.45)%	(0.22)%	(0.21)%

Class D Share Total Return (3)	(1.17)%	(1.17)%	3.39%	9.39%	7.77%	7.08%	7.20%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.12)%	(2.12)%	4.10%	10.59%	8.22%	7.31%	7.41%
Difference	0.95%	0.95%	(0.71)%	(1.20)%	(0.45)%	(0.23)%	(0.21)%

Class I Share Total Return (3)	(1.11)%	(1.11)%	3.65%	9.66%	8.04%	7.47%	7.59%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.06)%	(2.06)%	4.36%	10.87%	8.49%	7.69%	7.80%
Difference	0.95%	0.95%	(0.71)%	(1.21)%	(0.45)%	(0.22)%	(0.21)%

Class E Share Return Total Return (3)	(1.11)%	(1.11)%	3.65%	9.66%	8.04%	7.51%	7.63%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.06)%	(2.06)%	4.36%	10.87%	8.49%	7.74%	7.85%
Difference	0.95%	0.95%	(0.71)%	(1.21)%	(0.45)%	(0.23)%	(0.22)%
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

The commercial real estate markets continued to be impacted by the challenging macroeconomic environment, including continued high inflation and interest rates and geopolitical uncertainty. In addition, during the first quarter of 2023, several financial institutions in the U.S. and abroad sustained liquidity problems resulting in further volatility in the financial markets and concerns with respect to liquidity, in particular across regional banks. Given the current macroeconomic environment, property valuations adjusted downwards, with capitalization rate compressions waning and yields widening. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong fundamentals of real estate. We believe our portfolio is well-positioned for this market environment. Real estate market fundamentals remain favorable, supported by strong rent growth, low vacancy rates and demand generally outpacing supply in certain sectors like multifamily and industrial. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2023 Activities

During the three months ended March 31, 2023, we completed the following activities:

●	We acquired one industrial property for a contractual purchase price of approximately $17.4 million. We invested $7.7 million in our unconsolidated joint venture partnerships, which acquired an additional three properties.
●	We sold one partial retail property for net proceeds of approximately $53.7 million and recorded a net gain on sale of approximately $36.9 million related to the sale of this property.
●	We leased approximately 125,000 square feet of our commercial properties, which included 65,000 square feet of new leases and 60,000 square feet of renewals. During the first quarter of 2023, rent growth on comparable leases averaged 12.6%, calculated using cash basis rental rates (19.0% when calculated using GAAP basis rental rates). As of March 31, 2023, rents across our industrial properties and residential properties, our two largest segments, are estimated to be 24.7% and 3.9% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We decreased our leverage ratio from 31.8% as of December 31, 2022, to 31.2% as of March 31, 2023. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $149.5 million from the sale of our common stock and DST Interests. This includes $47.7 million from the sale of 5.4 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $8.0 million and $101.8 million of gross capital through private placement offerings by selling DST Interests, $14.0 million of which were financed by DST Program Loans.
●	We redeemed 4.0 million shares of common stock at a weighted-average purchase price of $8.81 per share for an aggregate amount of $35.5 million.
●	We entered into one interest rate cap agreement with a notional amount of $150.0 million that became effective in February 2023.

Results for the Three Months Ended March 31, 2023 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022 and as compared to the three months ended March 31, 2022:

	For the Three Months Ended		Change		For the Three Months Ended		Change
($ in thousands, except per share data)	March 31, 2023	December 31, 2022	$	%	March 31, 2023	March 31, 2022	$	%
Revenues:
Rental revenues	$77,960	$76,247	$1,713	2.2%	$77,960	$62,505	$15,455	24.7%
Debt-related income	5,761	4,127	1,634	39.6	5,761	3,468	2,293	66.1
Total revenues	83,721	80,374	3,347	4.2	83,721	65,973	17,748	26.9
Operating expenses:
Rental expenses	28,300	29,648	(1,348)	(4.5)	28,300	21,314	6,986	32.8
Real estate-related depreciation and amortization	33,197	33,550	(353)	(1.1)	33,197	27,451	5,746	20.9
General and administrative expenses	3,044	2,784	260	9.3	3,044	2,037	1,007	49.4
Advisory fees	9,538	9,396	142	1.5	9,538	7,144	2,394	33.5
Performance participation allocation	—	1,659	(1,659)	(100.0)	—	12,192	(12,192)	(100.0)
Acquisition costs and reimbursements	1,169	1,529	(360)	(23.5)	1,169	1,629	(460)	(28.2)
Impairment loss on debt-related investment held for sale	2,520	1,799	721	40	2,520	—	2,520	NM
Total operating expenses	77,768	80,365	(2,597)	(3.2)	77,768	71,767	6,001	8.4
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnerships	2,446	(672)	3,118	NM	2,446	1,010	1,436	NM
Interest expense	37,545	39,967	(2,422)	(6.1)	37,545	24,410	13,135	53.8
Gain on sale of real estate property	(36,884)	—	(36,884)	NM	(36,884)	(53,881)	16,997	31.5
Loss on extinguishment of debt and financing commitments, net	700	—	700	NM	700	—	700	NM
Loss (gain) on derivative instruments	103	(500)	603	NM	103	(1,550)	1,653	NM
Provision for current expected credit losses	5,630	—	5,630	NM	5,630	—	5,630	NM
Other income	(1,016)	(1,009)	(7)	(0.7)	(1,016)	(577)	(439)	(76.1)
Total other expenses (income)	8,524	37,786	(29,262)	(77.4)	8,524	(30,588)	39,112	NM
Net (loss) income	(2,571)	(37,777)	35,206	93.2	(2,571)	24,794	(27,365)	NM
Net loss (income) attributable to redeemable noncontrolling interests	18	303	(285)	(94.1)	18	(246)	264	NM
Net loss (income) attributable to noncontrolling interests	549	6,936	(6,387)	(92.1)	549	(3,537)	4,086	NM
Net (loss) income attributable to common stockholders	$(2,004)	$(30,538)	28,534	93.4%	$(2,004)	$21,011	$(23,015)	NM %
Weighted-average shares outstanding—basic	206,774	205,435	1,339	0.7%	206,774	178,528	28,246	15.8%
Weighted-average shares outstanding—diluted	263,026	254,103	8,923	3.5%	263,026	210,676	52,350	24.8%
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.01)	$(0.15)	0.14	93.3%	$(0.01)	$0.12	$(0.13)	NM %

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $1.7 million and $15.5 million for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 and March 31, 2022, respectively, primarily due to the increase in non-same store revenues resulting from significant growth in our portfolio and increased recovery revenue at certain properties during the first quarter of 2023. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
(in thousands)	March 31, 2023	December 31, 2022	$	%	2023	2022	$	%
Rental income	$76,064	$74,675	$1,389	1.9%	$76,064	$60,752	$15,312	25.2%
Straight-line rent	1,068	550	518	94.2	1,068	726	342	47.1
Amortization of above- and below-market intangibles	828	1,022	(194)	(19.0)	828	1,027	(199)	(19.4)
Total rental revenues	$77,960	$76,247	$1,713	2.2%	$77,960	$62,505	$15,455	24.7%

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three months ended March 31, 2023 decreased by $1.3 million as compared to the three months ended December 31, 2022 primarily due to (i) decreased repairs and maintenance expense across our portfolio, in aggregate; and (ii) decreased bad debt expense at certain properties. Total rental expenses for the three months ended March 31, 2023 increased by $7.0 million as compared to the three months ended March 31, 2022 primarily due to (i) an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2022, which was partially offset by our disposition activity since January 1, 2022; and (ii) increased real estate tax expense across our portfolio, in aggregate. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
(in thousands)	March 31, 2023	December 31, 2022	$	%	2023	2022	$	%
Real estate taxes	$12,448	$12,753	$(305)	(2.4)%	$12,448	$8,822	$3,626	41.1%
Repairs and maintenance	5,780	6,210	(430)	(6.9)	5,780	4,883	897	18.4
Utilities	2,888	2,765	123	4.4	2,888	2,530	358	14.2
Property management fees	1,933	1,903	30	1.6	1,933	1,561	372	23.8
Insurance	1,184	1,237	(53)	(4.3)	1,184	958	226	23.6
Other	4,067	4,780	(713)	(14.9)	4,067	2,560	1,507	58.9
Total rental expenses	$28,300	$29,648	$(1,348)	(4.5)%	$28,300	$21,314	$6,986	32.8%

All Remaining Income and Expenses. In aggregate, the remaining income and expenses decreased by $32.1 million for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022, primarily due to the following:

●	an increase in gain on sale of real estate property of $36.9 million related to the sale of one partial retail property in 2023.

Partially offset by:

●	an increase in provision for current expected credit loss of $5.6 million related to our debt-related investments.

In aggregate, the remaining income and expenses increased $35.8 million for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to the following:

●	a decrease in gain on sale of real estate property of $17.0 million driven by fewer disposition activity in 2023;
●	an increase in interest expense of $13.1 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt;
●	an increase in real estate-related depreciation and amortization of $5.7 million driven by our net acquisition activity; and
●	an increase in provision for current expected credit loss of $5.6 million related to our debt-related investments.

Partially offset by:

●	a decrease in performance participation allocation of $12.2 million as the requisite performance hurdle was met in 2022 and performance participation allocation expense was then recognized, while the performance hurdle was not met in 2023 and no performance participation allocation expense was recognized; and
●	an increase in debt-related income of $2.3 million related to our additional debt-related investments.

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

The same store operating portfolio for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 presented below includes 89 properties totaling 18.4 million square feet owned as of October 1, 2022, which represented 98.7% of total rentable square feet as of March 31, 2023. The same store operating portfolio for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 presented below includes 60 properties totaling approximately 12.6 million square feet owned as of January 1, 2022, which represented 67.9% of total rentable square feet as of March 31, 2023.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the three months ended March 31, 2023 as compared to the three months ended December 31, 2022 and March 31, 2022:

	For the Three Months Ended		For the Three Months Ended March 31,
(in thousands)	March 31, 2023	December 31, 2022	2023	2022
Net (loss) income attributable to common stockholders	$(2,004)	$(30,538)	$(2,004)	$21,011
Debt-related income	(5,761)	(4,127)	(5,761)	(3,468)
Real estate-related depreciation and amortization	33,197	33,550	33,197	27,451
General and administrative expenses	3,044	2,784	3,044	2,037
Advisory fees	9,538	9,396	9,538	7,144
Performance participation allocation	—	1,659	—	12,192
Acquisition costs and reimbursements	1,169	1,529	1,169	1,629
Impairment loss on debt-related investment held for sale	2,520	1,799	2,520	—
Equity in loss (income) from unconsolidated joint venture partnerships	2,446	(672)	2,446	1,010
Interest expense	37,545	39,967	37,545	24,410
Gain on sale of real estate property	(36,884)	—	(36,884)	(53,881)
Loss on extinguishment of debt and financing commitments, net	700	—	700	—
Loss (gain) on derivative instruments	103	(500)	103	(1,550)
Provision for current expected credit losses	5,630	—	5,630	—
Other income	(1,016)	(1,009)	(1,016)	(577)
Net (loss) income attributable to redeemable noncontrolling interests	(18)	(303)	(18)	246
Net (loss) income attributable to noncontrolling interests	(549)	(6,936)	(549)	3,537
Net operating income	$49,660	$46,599	$49,660	$41,191
Less: Non-same store NOI	358	855	12,071	5,008
Same store NOI	$49,302	$45,744	$37,589	$36,183

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

The following table includes a breakout of results for our same store portfolio by segment for rental revenues, rental expenses and NOI for the three months ended March 31, 2023, as compared to the three months ended December 31, 2022 and March 31, 2022:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
($ in thousands, except per square foot data)	March 31, 2023	December 31, 2022	$	%	2023	2022	$	%
Rental revenues:
Office	$13,140	$12,436	$704	5.7%	$12,360	$12,771	$(411)	(3.2)%
Retail	14,088	14,229	(141)	(1.0)	14,088	13,756	332	2.4
Residential	28,847	28,297	550	1.9	16,455	14,811	1,644	11.1
Industrial	21,245	20,206	1,039	5.1	15,021	13,855	1,166	8.4
Total same store rental revenues	77,320	75,168	2,152	2.9	57,924	55,193	2,731	4.9
Non-same store properties	640	1,079	(439)	(40.7)	20,036	7,312	12,724	NM
Total rental revenues	$77,960	$76,247	$1,713	2.2%	$77,960	$62,505	$15,455	24.7%
Rental expenses:
Office	$(6,620)	$(6,962)	$342	4.9%	$(6,344)	$(5,653)	$(691)	(12.2)%
Retail	(3,315)	(4,082)	767	18.8	(3,315)	(3,824)	509	13.3
Residential	(13,191)	(14,028)	837	6.0	(7,245)	(6,378)	(867)	(13.6)
Industrial	(4,892)	(4,352)	(540)	(12.4)	(3,431)	(3,155)	(276)	(8.7)
Total same store rental expenses	(28,018)	(29,424)	1,406	4.8	(20,335)	(19,010)	(1,325)	(7.0)
Non-same store properties	(282)	(224)	(58)	(25.9)	(7,965)	(2,304)	(5,661)	NM
Total rental expenses	$(28,300)	$(29,648)	$1,348	4.5%	$(28,300)	$(21,314)	$(6,986)	(32.8)%
NOI:
Office	$6,520	$5,474	$1,046	19.1%	$6,016	$7,118	$(1,102)	(15.5)%
Retail	10,773	10,147	626	6.2	10,773	9,932	841	8.5
Residential	15,656	14,269	1,387	9.7	9,210	8,433	777	9.2
Industrial	16,353	15,854	499	3.1	11,590	10,700	890	8.3
Total same store NOI	49,302	45,744	3,558	7.8	37,589	36,183	1,406	3.9
Non-same store properties	358	855	(497)	(58.1)	12,071	5,008	7,063	NM
Total NOI	$49,660	$46,599	$3,061	6.6%	$49,660	$41,191	$8,469	20.6%
Same store average percentage leased:
Office	75.0%	75.4%			73.6%	78.6%
Retail	95.9	95.1			95.9	94.3
Residential	94.5	93.8			94.3	93.0
Industrial	99.7	99.7			99.6	97.6
Same store average annualized base rent per square foot:
Office	$35.52	$35.51			$36.17	$34.62
Retail	19.39	19.40			19.39	18.77
Residential	27.60	27.34			31.03	28.19
Industrial	5.96	5.91			6.45	6.07

NM = Not meaningful

Office Segment. For the three months ended March 31, 2023, our office segment same store NOI increased by $1.0 million as compared to the three months ended December 31, 2022, primarily due to increased revenue at our 350 Carter Road property and decreased real estate taxes at our 3 Second Street property. For the three months ended March 31, 2023, our office segment same store NOI decreased by $1.1 million as compared to the three months ended March 31, 2022, primarily due to decreased occupancy at our Bala Pointe property.

Retail Segment. For the three months ended March 31, 2023, our retail segment same store NOI increased by $0.6 million and $0.8 million, respectively, as compared to the three months ended December 31, 2022 and March 31, 2022, primarily due to decreased bad debt expense at certain properties and increased occupancy at our Saugus property.

Residential Segment. For the three months ended March 31, 2023, our residential segment same store NOI increased by $1.4 million and $0.8 million, respectively, as compared to the three months ended December 31, 2022 and March 31, 2022, primarily due to increased market rents, reduced vacancy and loss to lease, and reduced real estate taxes at certain of our residential properties.

Industrial Segment. For the three months ended March 31, 2023, our industrial segment same store NOI increased by $0.5 million and $0.9 million, respectively, as compared to the three months ended December 31, 2022 and March 31, 2022, primarily due to decreased bad debt expense, along with increased occupancy at certain of our industrial properties.

ADDITIONAL MEASURES OF PERFORMANCE

Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”)

We believe that FFO and AFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as alternatives to net income (loss) or to cash flows from operating activities as indications of our performance and are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO, AFFO and similar measures differently and choose to treat certain accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) our performance participation allocation, (ii) unrealized (gain) loss from changes in fair value of financial instruments and (iii) financing obligation liability appreciation (depreciation).

Although some REITs may present certain performance measures differently, we believe FFO and AFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate AFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculations and characterizations of AFFO.

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
GAAP net (loss) income	$(2,571)	$24,794
Weighted-average shares outstanding—diluted	263,026	210,676
GAAP net (loss) income per common share—diluted	$(0.01)	$0.12
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	33,197	27,451
Gain on sale of real estate property	(36,884)	(53,881)
Our share of adjustments from joint venture partnerships	3,024	2,032
NAREIT FFO	$(3,234)	$396
NAREIT FFO per common share—diluted	$(0.01)	$0.00
Adjustments to arrive at AFFO:
Performance participation allocation	—	12,192
Unrealized (gain) loss on financial instruments (1)	9,374	(1,550)
Financing obligation liability appreciation	2,862	4,007
Our share of adjustments from joint venture partnerships	286	(10)
AFFO	$9,288	$15,035
(1)	Unrealized (gain) loss from changes in fair value of financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges and our debt-related investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2023, we had approximately $1.8 million of borrowings, including scheduled amortization payments, and $56.0 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. We expect to be able to repay our principal and interest obligations over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

Our Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our public and private offerings, proceeds from the sale of assets and undistributed funds from operations.

As of March 31, 2023, our financial position was strong with 31.2% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program

(determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.5% occupied (94.9% leased) as of March 31, 2023 and is diversified across 91 properties totaling 18.6 million square feet across 33 geographic markets. Our properties contain a diverse roster of 400 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 36.8% residential, 35.0% industrial, 15.2% retail which is primarily grocery-anchored, and 13.0% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Total cash provided by (used in):
Operating activities	$(15,773)	$24,403	$(40,176)
Investing activities	19,170	(241,166)	260,336
Financing activities	20,170	229,058	(208,888)
Net increase in cash, cash equivalents and restricted cash	$23,567	$12,295	$11,272

Net cash provided by operating activities decreased by approximately $40.2 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to changes in operating assets and liabilities of $34.8 million as compared to the prior period due to the $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023.

Net cash used in investing activities decreased by approximately $260.3 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a decrease in real estate property acquisition activity of $353.5 million. This driver was partially offset by a decrease in proceeds from disposition of real estate property of $115.7 million.

Net cash provided by financing activities decreased by approximately $208.9 million for the three months ended March 31, 2023, compared to the same period in 2022, primarily due to a decrease in net offering activity from our DST Program and public offering of $240.0 million and an increase in redemption activity of $29.5 million. These drivers were partially offset by an increase in net borrowing activity of 65.5 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2023, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $277.0 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.40%, which includes the effect of the interest rate swap and cap agreements related to $800.0 million in borrowings under our term loans.

As of March 31, 2023, the unused and available portions under our line of credit were $623.0 million and $565.6 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023. As of March 31, 2023, certain of our mortgage notes have an initial or extended maturity dates beyond 2023 with exposure to LIBOR. The agreements governing these loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR after June 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of March 31, 2023, we had property-level borrowings of approximately $517.7 million outstanding with a weighted-average remaining term of approximately 4.2 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.85%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2023.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 31.2% as of March 31, 2023. Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates in 2022, increased market volatility and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of March 31, 2023, we had $1.1 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the three months ended March 31, 2023, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $47.7 million ($45.5 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$16,644	67.5%	$12,885	65.2%
Reinvested in shares	8,009	32.5	6,876	34.8
Total (2)	$24,653	100.0%	$19,761	100.0%
Sources of Distributions
Cash flows from operating activities	$—	—%	$12,885	65.2%
Borrowings	16,644	67.5	—	—
DRIP (3)	8,009	32.5	6,876	34.8
Total (2)	$24,653	100.0%	$19,761	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares and OP Units.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended March 31, 2023 and 2022, our FFO was $(3.2) million, or (13.1)% of our total distributions, and $0.4 million, or 2.0% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2023 and 2022. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2023	2022
Number of shares redeemed or repurchased	4,026	1,788
Aggregate dollar amount of shares redeemed or repurchased	$35,455	$14,555
Average redemption or repurchase price per share	$8.81	$8.15

For the three months ended March 31, 2023 and 2022, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $35.5 million and $14.6 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our revolving line of credit. We generally repay funds borrowed from our revolving line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties and other longer-term borrowings.

We experienced aggregate positive net inflows during the first quarter ended March 31, 2023, from the proceeds of our capital raising efforts, including the sale of DST Interests in the DST Program. When measuring capital inflows for these purposes (and aggregating them for quarter-to-date purposes), proceeds from new subscriptions in a month are included on the first day of the next month because that is the first day on which such stockholders have rights in the Company. New subscriptions for DST Interests in our DST Program are included in the month in which they close. We record DST Interests as financing obligation liabilities for accounting purposes. If and when we exercise our option to reacquire a DST Property by issuing OP Units in exchange for DST Interests, we extinguish the financing obligation liability and record the issuance of the OP Units as an issuance of equity. When measuring monthly capital outflows for these purposes (and aggregating them for quarter-to-date purposes), both share and OP unit redemption requests received in a month are included on the last day of such month because that is the last day the shareholders or unitholders, respectively, have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month. Although our quarterly aggregate net flows may be positive, any given month or component may be negative.

SUBSEQUENT EVENTS

See “Note 16 to the Condensed Consolidated Financial Statements” for information regarding subsequent events.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. As of March 31, 2023, our critical accounting estimates have not changed from those described in our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2023, our debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of March 31, 2023, our fixed interest rate debt consisted of $310.1 million under our mortgage notes and $650.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 60.2% of our total consolidated debt as of March 31, 2023. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $960.1 million and $930.4 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2023. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2023, our consolidated variable interest rate debt consisted of $277.0 million of borrowings under our line of credit, $150.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 39.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of March 31, 2023, we were exposed to market risks related to fluctuations in interest rates on 634.6 million of consolidated borrowings; however, $357.6 million of these borrowings are capped through the use of three interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2023, would increase our annual interest expense by approximately $0.7 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of March 31, 2023, we had 15 outstanding and effective derivative instruments, with a total notional amount of $1.0 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K, which could materially affect our business, financial condition and/or future results. The risks described in our 2022 Form 10-K, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

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

The table below summarizes the redemption activity for the three months ended March 31, 2023, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
January 31, 2023	909	$8.87	909	—
February 28, 2023	2,114	8.82	2,114	—
March 31, 2023 (3)	1,003	8.72	1,003	—
Total	4,026	$8.81	4,026	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in March 2023 are considered redeemed on April 1, 2023 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day shareholders have rights in the Company and we redeemed $44.5 million of shares of common stock for the three months ended March 31, 2023.

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

3.10	Articles of Amendment (name change). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021.

3.11	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 11, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

May 11, 2023	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

May 11, 2023	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)