Form 10-Q
period 2023-06-30
Ares Real Estate Income Trust Inc.
filed 2023-08-11
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 28,865,771 shares of the registrant’s Class T common stock, 49,176,013 shares of the registrant’s Class S common stock, 7,065,763 shares of the registrant’s Class D common stock, 67,113,185 shares of the registrant’s Class I common stock and 49,914,011 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Net investment in real estate properties	$3,595,617	$3,605,578
Investments in unconsolidated joint venture partnerships	124,075	120,372
Investments in real estate debt and securities (includes $85,198 and $14,896 at fair value as of June 30, 2023 and December 31, 2022, respectively)	353,879	275,335
Cash and cash equivalents	12,905	13,336
Restricted cash	4,265	3,850
DST Program Loans	103,314	81,897
Other assets	90,436	74,356
Total assets	$4,284,491	$4,174,724
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$63,773	$58,097
Debt, net	1,664,611	1,616,475
Intangible lease liabilities, net	39,109	42,444
Financing obligations, net	1,232,793	1,130,810
Other liabilities	96,079	114,901
Total liabilities	3,096,365	2,962,727
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	17,282	18,130
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 28,741 shares and 26,884 shares issued and outstanding, respectively	287	269
Class S common stock, $0.01 par value—500,000 shares authorized, 49,750 shares and 49,237 shares issued and outstanding, respectively	498	492
Class D common stock, $0.01 par value—500,000 shares authorized, 7,227 shares and 7,871 shares issued and outstanding, respectively	72	79
Class I common stock, $0.01 par value—500,000 shares authorized, 68,105 shares and 69,142 shares issued and outstanding, respectively	681	691
Class E common stock, $0.01 par value—500,000 shares authorized, 51,047 shares and 52,974 shares issued and outstanding, respectively	511	530
Additional paid-in capital	1,727,632	1,744,022
Distributions in excess of earnings	(1,033,940)	(973,395)
Accumulated other comprehensive income	15,872	13,148
Total stockholders’ equity	711,613	785,836
Noncontrolling interests	459,231	408,031
Total equity	1,170,844	1,193,867
Total liabilities and equity	$4,284,491	$4,174,724

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Rental revenues	$77,204	$73,494	$155,164	$135,999
Debt-related income	7,189	846	12,950	4,314
Total revenues	84,393	74,340	168,114	140,313
Operating expenses:
Rental expenses	28,839	24,896	57,139	46,210
Real estate-related depreciation and amortization	33,858	36,903	67,055	64,354
General and administrative expenses	2,973	2,594	6,017	4,631
Advisory fees	9,623	8,227	19,161	15,370
Performance participation allocation	—	6,186	—	18,379
Acquisition costs and reimbursements	1,849	1,093	3,018	2,722
Impairment loss on debt-related investment held for sale	1,260	—	3,780	—
Total operating expenses	78,402	79,899	156,170	151,666
Other expenses (income):
Equity in loss (income) from unconsolidated joint venture partnerships	203	(1,718)	2,649	(708)
Interest expense	37,882	33,774	75,427	58,184
Gain on sale of real estate property	—	(29,643)	(36,884)	(83,524)
Loss on extinguishment of debt and financing commitments, net	—	—	700	—
Gain on derivative instruments	(192)	(982)	(89)	(2,532)
Provision for current expected credit losses	(1,632)	—	3,998	—
Other income	(1,016)	(423)	(2,032)	(1,000)
Total other expenses (income)	35,245	1,008	43,769	(29,580)
Net (loss) income	(29,254)	(6,567)	(31,825)	18,227
Net loss (income) attributable to redeemable noncontrolling interests	226	60	244	(186)
Net loss (income) attributable to noncontrolling interests	6,278	919	6,827	(2,618)
Net (loss) income attributable to common stockholders	$(22,750)	$(5,588)	$(24,754)	$15,423
Weighted-average shares outstanding—basic	206,214	191,158	206,493	184,878
Weighted-average shares outstanding—diluted	264,963	224,857	263,975	217,806
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.11)	$(0.03)	$(0.12)	$0.08

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(29,254)	$(6,567)	$(31,825)	$18,227
Change from cash flow hedging activities	10,108	1,819	3,052	13,813
Change from activities related to available-for-sale securities	(24)	—	53	—
Comprehensive (loss) income	(19,170)	(4,748)	(28,720)	32,040
Comprehensive loss (income) attributable to redeemable noncontrolling interests	148	43	221	(322)
Comprehensive loss (income) attributable to noncontrolling interests	4,247	680	6,469	(4,580)
Comprehensive (loss) income attributable to common stockholders	$(14,775)	$(4,025)	$(22,030)	$27,138

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	182,042	$1,820	$1,551,814	$(860,546)	$(3,266)	$232,692	$922,514
Net loss (excluding $60 attributable to redeemable noncontrolling interest)	—	—	—	(5,588)	—	(919)	(6,507)
Change from cash flow hedging activities (excluding $17 attributable to redeemable noncontrolling interest)	—	—	—	—	1,563	239	1,802
Issuance of common stock	14,679	147	127,869	—	—	—	128,016
Share-based compensation	—	—	50	—	—	—	50
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,821)	—	—	—	(3,821)
Trailing distribution fees	—	—	(5,335)	1,259	—	—	(4,076)
Redemptions of common stock	(1,620)	(16)	(13,929)	—	—	—	(13,945)
Other noncontrolling interests net distributions	—	—	—	—	—	(40)	(40)
Distributions declared on common stock and noncontrolling interests (excludes $191 attributable to redeemable noncontrolling interest)	—	—	—	(17,920)	—	(2,966)	(20,886)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(1,114)	—	—	—	(1,114)
Redemptions of noncontrolling interests	—	—	(239)	—	—	(821)	(1,060)
Balance as of June 30, 2022	195,101	$1,951	$1,655,295	$(882,795)	$(1,703)	$228,185	$1,000,933
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	207,448	$2,075	$1,751,993	$(993,320)	$7,897	$393,098	$1,161,743
Net loss (excluding $226 attributable to redeemable noncontrolling interest)	—	—	—	(22,750)	—	(6,278)	(29,028)
Change from securities and cash flow hedging activities (excluding $78 attributable to redeemable noncontrolling interest)	—	—	—	—	7,975	2,031	10,006
Issuance of common stock	4,122	41	36,079	—	—	—	36,120
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,200)	—	—	—	(1,200)
Trailing distribution fees	—	—	(503)	1,463	—	(5,102)	(4,142)
Redemptions of common stock	(6,700)	(67)	(57,797)	—	—	—	(57,864)
Issuances of OP Units for DST Interests	—	—	—	—	—	84,725	84,725
Other noncontrolling interests net distributions	—	—	—	—	—	(3)	(3)
Distributions declared on common stock and noncontrolling interests (excludes $192 attributable to redeemable noncontrolling interest)	—	—	—	(19,333)	—	(5,318)	(24,651)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	169	—	—	—	169
Redemptions of noncontrolling interests	—	—	(1,184)	—	—	(3,922)	(5,106)
Balance as of June 30, 2023	204,870	$2,049	$1,727,632	$(1,033,940)	$15,872	$459,231	$1,170,844

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	169,665	$1,696	$1,457,296	$(865,844)	$(13,418)	$196,696	$776,426
Net income (excluding $186 attributable to redeemable noncontrolling interest)	—	—	—	15,423	—	2,618	18,041
Change from cash flow hedging activities (excluding $136 attributable to redeemable noncontrolling interest)	—	—	—	—	11,715	1,962	13,677
Issuance of common stock	28,844	289	244,237	—	—	—	244,526
Share-based compensation	—	—	100	—	—	—	100
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,401)	—	—	—	(5,401)
Trailing distribution fees	—	—	(10,372)	2,289	—	(3,823)	(11,906)
Redemptions of common stock	(3,408)	(34)	(28,466)	—	—	—	(28,500)
Issuances of OP Units for DST Interests	—	—	—	—	—	39,441	39,441
Other noncontrolling interests net distributions	—	—	—	—	—	(23)	(23)
Distributions declared on common stock and noncontrolling interests (excludes $351 attributable to redeemable noncontrolling interest)	—	—	—	(34,663)	—	(5,824)	(40,487)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(1,596)	—	—	—	(1,596)
Redemptions of noncontrolling interests	—	—	(503)	—	—	(2,862)	(3,365)
Balance as of June 30, 2022	195,101	$1,951	$1,655,295	$(882,795)	$(1,703)	$228,185	$1,000,933
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	206,108	$2,061	$1,744,022	$(973,395)	$13,148	$408,031	$1,193,867
Net loss (excluding $244 attributable to redeemable noncontrolling interest)	—	—	—	(24,754)	—	(6,827)	(31,581)
Change from securities and cash flow hedging activities (excluding $23 attributable to redeemable noncontrolling interest)	—	—	—	—	2,724	358	3,082
Issuance of common stock	9,488	95	83,716	—	—	—	83,811
Share-based compensation	—	—	150	—	—	—	150
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,637)	—	—	—	(2,637)
Trailing distribution fees	—	—	(1,296)	2,924	—	(3,970)	(2,342)
Redemptions of common stock	(10,726)	(107)	(93,212)	—	—	—	(93,319)
Issuances of OP Units for DST Interests	—	—	—	—	—	84,725	84,725
Other noncontrolling interests net distributions	—	—	—	—	—	(7)	(7)
Distributions declared on common stock and noncontrolling interests (excludes $384 attributable to redeemable noncontrolling interest)	—	—	—	(38,715)	—	(10,397)	(49,112)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	243	—	—	—	243
Redemptions of noncontrolling interests	—	—	(3,354)	—	—	(12,682)	(16,036)
Balance as of June 30, 2023	204,870	$2,049	$1,727,632	$(1,033,940)	$15,872	$459,231	$1,170,844

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net (loss) income	$(31,825)	$18,227
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Real estate-related depreciation and amortization	67,055	64,354
Straight-line rent and amortization of above- and below-market leases	(3,481)	(4,018)
Gain on sale of real estate property	(36,884)	(83,524)
Performance participation allocation	—	18,379
Impairment loss on debt-related investment held for sale	3,780	—
Equity in loss (income) of unconsolidated joint venture partnership	2,649	(708)
Loss on extinguishment of debt and financing commitments, net	700	—
Provision for current expected credit losses	3,998	—
Amortization of deferred financing costs	3,578	3,633
Financing obligation liability appreciation	4,784	12,531
Unrealized loss (gain) on derivative instruments not designated as cash flow hedges	2,325	(2,532)
Other	2,439	3,995
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	3,567	19,283
Cash settlement of accrued performance participation allocation	(23,747)	—
Net cash (used in) provided by operating activities	(1,062)	49,620
Investing activities:
Real estate acquisitions	(48,122)	(1,180,365)
Capital expenditures	(23,187)	(13,960)
Proceeds from disposition of real estate property	53,735	251,822
Investments in debt-related investments	(14,850)	(3,655)
Principal collections on debt-related investments	—	1,336
Investments in unconsolidated joint venture partnerships	(7,910)	(47,904)
Purchases of available-for-sale debt securities	(71,079)	—
Other	2,089	(48)
Net cash used in investing activities	(109,324)	(992,774)
Financing activities:
Repayments of mortgage notes	(71,141)	(1,157)
Net proceeds from (repayments of) line of credit	117,000	127,000
Proceeds from term loan	—	275,000
Redemptions of common stock	(93,319)	(28,500)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(28,968)	(23,274)
Proceeds from issuance of common stock	67,832	230,603
Proceeds from financing obligations, net	159,095	393,330
Offering costs for issuance of common stock and private placements	(8,091)	(8,667)
Redemption of noncontrolling interests	(16,036)	(3,365)
Redemption of redeemable noncontrolling interests	—	(7,724)
Deferred financing costs paid	(956)	(6)
Interest rate cap premiums	(15,046)	—
Net cash provided by financing activities	110,370	953,240
Net (decrease) increase in cash, cash equivalents and restricted cash	(16)	10,086
Cash, cash equivalents and restricted cash, at beginning of period	17,186	14,352
Cash, cash equivalents and restricted cash, at end of period	$17,170	$24,438

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the war in Ukraine, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Reclassifications

Certain items in our condensed consolidated balance sheets as of December 31, 2022 and our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended June 30, 2022 have been reclassified to conform to the 2023 presentation.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties.

	As of
(in thousands)	June 30, 2023	December 31, 2022
Land	$693,097	$694,998
Buildings and improvements	3,203,625	3,152,553
Intangible lease assets	316,588	317,141
Right of use asset	13,637	13,637
Investment in real estate properties	4,226,947	4,178,329
Accumulated depreciation and amortization	(631,330)	(572,751)
Net investment in real estate properties	$3,595,617	$3,605,578

Acquisitions

During the six months ended June 30, 2023, we acquired 100% of the following properties through asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2023 Acquisitions:
VM8 Logistics Center	Industrial	1/19/2023	$17,511
Moreno Valley Distribution Center	Industrial	5/2/2023	33,421
Total 2023 acquisitions			$50,932
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions.

During the six months ended June 30, 2023, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets as follows:

For the Six Months Ended
($ in thousands)	June 30, 2023
Land	$6,121
Building and improvements	41,547
Intangible lease assets	3,052
Above-market lease assets	212
Total purchase price (1)	$50,932
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions.

The weighted-average amortization period for the intangible lease assets acquired in connection with our acquisitions during the six months ended June 30, 2023, as of the respective date of each acquisition, was 4.8 years.

Dispositions

During the six months ended June 30, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million. We recorded a net gain on sale of approximately $36.9 million.

During the six months ended June 30, 2022, we sold five retail properties, one office property and one retail land parcel for net proceeds of approximately $251.8 million. We recorded a net gain on sale of approximately $83.5 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2023 and December 31, 2022 include the following:

	As of June 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$293,443	$(223,894)	$69,549	$294,208	$(214,201)	$80,007
Above-market lease assets (1)	23,145	(20,106)	3,039	22,933	(19,707)	3,226
Below-market lease liabilities	(73,331)	34,222	(39,109)	(76,033)	33,589	(42,444)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$674	$1,240	$1,742	$1,966
Above-market lease amortization	(213)	(185)	(399)	(354)
Below-market lease amortization	1,124	1,210	2,138	2,406
Real estate-related depreciation and amortization:
Depreciation expense	$27,081	$25,349	$53,498	$45,547
Intangible lease asset amortization	6,777	11,554	13,557	18,807

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

The following table summarizes our investments in unconsolidated joint venture partnerships as of June 30, 2023 and December 31, 2022:

		As of June 30, 2023		As of December 31, 2022		Investments in Unconsolidated
	Property	Ownership	Number of	Ownership	Number of	Joint Venture Partnerships as of
($ in thousands)	Type	Percentage	Properties	Percentage	Properties	As of June 30, 2023	As of December 31, 2022
Vue 1400 JV	Residential	85%	1	85%	1	$25,179	$25,984
Net Lease JV I	Net Lease	50%	15	50%	15	16,255	16,393
Net Lease JV II	Net Lease	50%	117	50%	117	65,296	65,763
Net Lease JV III	Net Lease	50%	28	50%	23	17,345	12,232
Total investments in unconsolidated joint venture partnerships			161		156	$124,075	$120,372

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of June 30, 2023 and December 31, 2022:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of June 30, 2023
Senior loans (2)	$161,922	$169,915	9.5%	1.7
Mezzanine loans	106,759	108,500	11.2	1.4
Total debt-related investments (2)	$268,681	$278,415	10.3%	1.5
As of December 31, 2022
Senior loans (2)	$151,645	$154,622	8.5%	2.1
Mezzanine loans	108,794	108,500	10.4	1.9
Total debt-related investments (2)	$260,439	$263,122	9.5%	2.0
(1)	The difference between the carrying amount and the outstanding principal amount of the debt-related investments consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable.
(2)	As of June 30, 2023 and December 31, 2022, carrying amounts include $37.8 million and $42.0 million, respectively, related to one senior loan debt-related investment that was in default and on non-accrual status. Outstanding principal includes $43.8 million related to this senior loan as of June 30, 2023 and December 31, 2022. During the three months ended June 30, 2023, we recorded an impairment loss of $1.3 million, and during the six months ended June 30, 2023, we recorded an impairment loss of $3.8 million related to this senior loan. The impairment loss is included in impairment loss on debt-related investment held for sale on the condensed consolidated statements of operations. This senior loan is held-for-sale and therefore the carrying amount has been reduced to its fair value as of both June 30, 2023 and December 31, 2022. Weighted-average interest rate and weighted-average remaining life excludes this senior loan from its calculations.

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

As of June 30, 2023, our CECL Reserve for our debt-related investment portfolio is $4.0 million or 1.1% of our debt- related investment commitment balance of $358.3 million, excluding debt-related investments held-for-sale. During the three months ended June 30, 2023, we recognized a decrease in provision for current expected credit losses of $1.6 million, and during the six months ended June 30, 2023, we recognized an increase in provision for current expected credit losses of $4.0 million. The debt-related investment commitment balance is comprised of $234.6 million of funded commitments and $123.7 million of unfunded commitments with associated CECL Reserves of $2.3 million and $1.7 million, respectively. The CECL Reserve for unfunded commitments is based on the unfunded portion of the loan commitment over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit and is recorded as an other liability on the condensed consolidated balance sheets. The calculation of the CECL Reserve excludes one debt-related investment that is currently held for sale. There have been no write-offs or recoveries related to any of our existing debt-related investments. CECL Reserves were immaterial in prior periods.

Available-for-Sale Debt Securities

We acquire debt securities that are commercial real estate collateralized loan obligations (“CRE CLOs”) primarily for cash management and investment purposes. Additionally in the second quarter of 2023, we originated a preferred equity investment that is recognized as a debt security as it has a mandatory redemption feature and meets the definition of a security under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 320, Investments—Debt Securities. On the acquisition date, we designate investments in real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income. There were no credit losses associated with our available-for-sale debt securities as of and for the period ended June 30, 2023.

As of June 30, 2023 we had one preferred equity investment and one CRE CLO designated as available-for-sale debt securities. As of December 31, 2022, we had one CRE CLO designated as available-for-sale debt securities. As of June 30, 2023, the weighted-average remaining term of our CRE CLO, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was approximately 3.6 years and the remaining term of our preferred equity investment was 3.6 years. The following table summarizes our investments in available-for-sale debt securities as of June 30, 2023 and December 31, 2022:

			Unamortized Discount
($ in thousands)	Face Amount	Amortized Cost	and Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of June 30, 2023
CRE CLOs	$14,979	$14,881	$98	$79	$14,960
Preferred equity	71,236	70,238	998	—	70,238
Total debt securities	$86,215	$85,119	$1,096	$79	$85,198
As of December 31, 2022
CRE CLOs	$14,979	$14,870	$109	$26	$14,896
Total debt securities	$14,979	$14,870	$109	$26	$14,896
(1)	Includes unamortized purchase discount and unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2023	2022	Current Maturity Date	2023	2022
Line of credit (1)	5.17%	5.72%	November 2025	$352,000	$235,000
Term loan (2)	3.31	3.90	November 2026	400,000	400,000
Term loan (3)	4.26	4.56	January 2027	400,000	400,000
Fixed-rate mortgage notes	3.40	3.48	January 2027 - May 2031	309,875	380,316
Floating-rate mortgage notes (4)	4.59	4.52	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.11%	4.31%		$1,669,475	$1,622,916
Less: unamortized debt issuance costs				$(12,751)	$(14,849)
Add: unamortized mark-to-market adjustment on assumed debt				7,887	8,408
Total debt, net				$1,664,611	$1,616,475
Gross book value of properties encumbered by debt				$895,040	$970,310
(1)	The effective interest rate is calculated based on the Term Secured Overnight Financing Rate (”Term SOFR”) plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of June 30, 2023, the unused and available portions under the line of credit were approximately $548.0 million and $547.9 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements relating to $150.0 million in borrowings under this line of credit. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $300.0 million in borrowings under this term loan and an interest rate cap agreement relating to $100.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $350.0 million in borrowings under this term loan and an interest rate cap agreement relating to $50.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on either the London Interbank Offered Rate (“LIBOR”) or Adjusted Term SOFR plus a margin. As of both June 30, 2023 and December 31, 2022, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 4.61% and 4.55%, respectively, as of June 30, 2023.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 3.4 years as of June 30, 2023, excluding the impact of certain extension options.

For the three months ended June 30, 2023 and 2022, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $20.6 million and $12.1 million, respectively. For the six months ended June 30, 2023 and 2022, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $40.2 million and $21.8 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of June 30, 2023, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2023	—	—	996	996
2024	—	—	129,265	129,265
2025	352,000	—	2,360	354,360
2026	—	400,000	84,214	484,214
2027	—	400,000	175,787	575,787
Thereafter	—	—	124,853	124,853
Total principal payments	$352,000	$800,000	$517,475	$1,669,475
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
(2)	A $127.0 million mortgage note matures in October 2024 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions.

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

LIBOR has been phased out and ceased publication after June 2023. As of June 30, 2023, one of our mortgage notes had an initial or extended maturity date beyond June 2023 with exposure to LIBOR. Effective July 1, 2023, we have converted the interest rate of this mortgage note to Term SOFR and our consolidated debt no longer has exposure to LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of June 30, 2023.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $18.0 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

As of June 30, 2023, we have two interest rate cap derivative instruments that are not designated as cash flow hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount	Other Assets	Other Liabilities
As of June 30, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$20,689	$—
Interest rate caps designated as cash flow hedges	3	300,000	16,208
Interest rate caps not designated as cash flow hedges	2	207,600	1,789	—
Total derivative instruments	17	$1,157,600	$38,686	$—
As of December 31, 2022
Interest rate swaps designated as cash flow hedges	12	$650,000	$20,279	$—
Interest rate caps not designated as cash flow hedges	2	207,600	4,169	—
Total derivative instruments	14	$857,600	$24,448	$—

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$14,146	$787	$10,146	$10,862
Amount reclassified from AOCI (out of) into interest expense	(4,038)	1,032	(7,094)	2,951
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	37,882	33,774	75,427	58,184
Derivative instruments not designated as cash flow hedges:
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	$(1,101)	$982	$(2,325)	$2,532
Realized gain on derivative instruments recognized in other income (expenses) (2)	1,293	—	2,414	—
(1)	Unrealized (loss) gain on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim cash settlements for our derivatives not designated as cash flow hedges.

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trusts by AREIT Operating Partnership LP (the “Operating Partnership”) or its affiliates (“DST Properties”).

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of June 30, 2023 and December 31, 2022, our DST Program Loans had a combined carrying value of $103.3 million and $81.9 million, respectively, a weighted-average interest rate of 4.86% and 4.47%, respectively, and a weighted-average maturity of 9.1 years and 9.2 years, respectively. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income on our condensed consolidated statements of operations. Credit loss reserves associated with our DST Program Loans were immaterial as of and for the periods ended June 30, 2023 and 2022.

The following table presents our DST Program activity for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
DST Interests sold	$91,712	$161,861	193,507	$442,663
DST Interests financed by DST Program Loans	13,300	13,205	27,315	28,032
Income earned from DST Program Loans (1)	1,249	833	2,266	1,501
Financing obligation liability appreciation (2)	1,922	8,525	4,784	12,531
Rent obligation incurred under master lease agreements (2)	14,351	11,603	27,934	20,857
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

The Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units. We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST property by issuing OP units in exchange for DST Interests, we extinguish the financing obligation liability and record the issuance of the OP units as an issuance of equity. During the six months ended June 30, 2023 and 2022, 9.8 million partnership units (“OP Units”) in the “Operating Partnership and 4.8 million OP Units, respectively, were issued in exchange for DST Interests, for a net investment of $84.7 million and $39.4 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2023
Assets:
Derivative instruments	$—	$38,686	$—	$38,686
Available-for-sale debt securities	—	14,960	70,238	85,198
Total assets measured at fair value	$—	$53,646	$70,238	$123,884
As of December 31, 2022
Assets:
Derivative instruments	$—	$24,448	$—	$24,448
Available-for-sale debt securities	—	14,896	—	14,896
Total assets measured at fair value	$—	$39,344	$—	$39,344

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

Available-for-Sale Debt Securities. The available-for-sale debt securities are either preferred equity investments in real estate properties or CRE CLOs. The fair value for CRE CLOs are estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these CRE CLOs being unique and not actively traded, the fair value is classified as Level 2. Our preferred equity investments are unlikely to have readily available market quotations. In such cases, we will generally determine the initial value based on the acquisition price of such investment if we acquire the investment or the par value of such investment if we originate the investment. Following the initial measurement, we will determine fair value by utilizing or reviewing certain inputs that are generally considered Level 3. As of June 30, 2023, we had one preferred equity investment without a readily available market quotation. The investment was originated in May 2023, and as such, the fair value of the security was determined to equal cost as of June 30, 2023.

Nonrecurring Fair Value Measurements

As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	$278,415	$272,458	$263,122	$260,841
DST Program Loans	103,314	99,310	81,897	79,049
Liabilities:
Line of credit	$352,000	$352,000	$235,000	$235,000
Term loans	800,000	800,000	800,000	800,000
Mortgage notes	517,475	477,969	587,916	541,558
(1)	The carrying value reflects the principal amount outstanding.

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

During the six months ended June 30, 2023, we raised gross proceeds of approximately $83.8 million from the sale of approximately 9.5 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $16.0 million.

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	19,007	40,489	7,662	59,433	55,451	182,042
Issuance of common stock:
Primary shares	2,634	5,663	388	5,165	—	13,850
Distribution reinvestment plan	100	200	38	305	186	829
Redemptions of common stock	(30)	(189)	(141)	(201)	(1,059)	(1,620)
Conversions	(39)	—	—	39	—	—
Balance as of June 30, 2022	21,672	46,163	7,947	64,741	54,578	195,101
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	28,173	49,899	7,439	69,387	52,550	207,448
Issuance of common stock:
Primary shares	1,182	997	31	987	—	3,197
Distribution reinvestment plan	139	232	37	339	178	925
Redemptions of common stock	(735)	(1,378)	(189)	(2,717)	(1,681)	(6,700)
Conversions	(18)	—	(91)	109	—	—
Balance as of June 30, 2023	28,741	49,750	7,227	68,105	51,047	204,870
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	5,189	10,324	1,493	10,183	—	27,189
Distribution reinvestment plan	192	393	75	607	388	1,655
Redemptions of common stock	(33)	(311)	(370)	(556)	(2,138)	(3,408)
Conversions	(101)	—	—	101	—	—
Balance as of June 30, 2022	21,672	46,163	7,947	64,741	54,578	195,101
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	26,884	49,237	7,871	69,142	52,974	206,108
Issuance of common stock:
Primary shares	2,507	1,969	76	3,104	—	7,656
Distribution reinvestment plan	273	459	77	670	353	1,832
Redemptions of common stock	(804)	(1,939)	(429)	(5,274)	(2,280)	(10,726)
Conversions	(119)	24	(368)	463	—	—
Balance as of June 30, 2023	28,741	49,750	7,227	68,105	51,047	204,870

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
Total	$0.18750	$19,808	$10,781	$15,983	$2,924	$49,496
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
September 30	0.09375	9,684	3,972	7,732	1,399	22,787
December 31	0.09375	9,859	4,559	7,923	1,478	23,819
Total	$0.37500	$37,679	$14,706	$29,893	$5,166	$87,444
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2023	2022
Number of shares redeemed or repurchased	10,726	3,408
Aggregate dollar amount of shares redeemed or repurchased	$93,319	$28,500
Average redemption or repurchase price per share	$8.70	$8.37

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”) as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the advisory agreement. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of both June 30, 2023 and December 31, 2022, we had 2.0 million redeemable OP Units outstanding.

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
($ in thousands)	2023	2022
Balance at beginning of the year	$18,130	$8,994
Settlement of prior year performance participation allocation (1)	—	15,327
Distributions to redeemable noncontrolling interests	(384)	(351)
Redemptions to redeemable noncontrolling interests (2)	—	(7,724)
Net (loss) income attributable to redeemable noncontrolling interests	(244)	186
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	23	136
Redemption value allocation adjustment to redeemable noncontrolling interests (3)	(243)	1,596
Ending balance	$17,282	$18,164
(1)	There were no OP Units issued related to the 2022 performance participation allocation, as the $23.7 million payable as of December 31, 2022 was, at the election of the Advisor, settled in cash in January 2023. The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman at the time, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $7.7 million.
(3)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Balance at beginning of period	55,079	27,180
Issuance of units	9,845	4,825
Redemption of units	(1,831)	(407)
Balance at end of period	63,093	31,598

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the three months ended June 30, 2023 and 2022, the aggregate amount of OP Units redeemed was $5.1 million and $1.1 million, respectively. During the six months ended June 30, 2023 and 2022, the aggregate amount of OP Units redeemed was $16.0 million and $3.4 million, respectively. The estimated maximum redemption value (unaudited) as of June 30, 2023 and December 31, 2022 was $533.2 million and $488.3 million, respectively.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Selling commissions and dealer manager fees (1)	$448	$1,238	$960	$2,280	$—	$—
Ongoing distribution fees (1)(2)	2,190	1,576	4,344	2,874	759	748
Advisory fees—fixed component	9,623	8,227	19,161	15,370	2,890	2,868
Performance participation allocation (3)	—	6,186	—	18,379	—	23,747
Other expense reimbursements—Advisor (4)(5)	3,749	3,206	6,855	5,346	4,158	4,192
Other expense reimbursements—Dealer Manager	160	143	160	170	82	109
Property accounting fee (6)	481	303	970	303	481	478
DST Program selling commissions, dealer manager and distribution fees (1)	2,072	5,660	4,743	13,184	254	241
Other DST Program related costs—Advisor (5)	1,627	3,490	3,558	8,441	162	146
Total	$20,350	$30,029	$40,751	$66,347	$8,786	$32,529
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $63.3 million and $60.9 million as of June 30, 2023 and December 31, 2022, respectively, are included in other liabilities on the condensed consolidated balance sheets.
(3)	The 2022 performance participation allocation in the amount of $23.7 million became payable on December 31, 2022, and the Advisor elected to settle the amounts owed in cash in January 2023.

(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended June 30, 2023, and 2022 were approximately $3.5 million and $2.9 million, respectively. Amounts incurred related to these compensation expenses for the six months ended June 30, 2023, and 2022 were approximately $6.3 million and $5.4 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

Advisory Agreement

Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor previously entered into that certain Amended and Restated Advisory Agreement (2022), effective as of May 1, 2022 (the “2022 Advisory Agreement”). The term of the 2022 Advisory Agreement continued through April 30, 2023, subject to an unlimited number of successive one-year renewals. Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor renewed the 2022 Advisory Agreement on substantially the same terms through April 30, 2024, by entering into the Amended and Restated Advisory Agreement (2023) (the “2023 Advisory Agreement”), effective as of April 30, 2023.

On June 3, 2023, Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor amended and restated the 2023 Advisory Agreement by entering into the Second Amended and Restated Advisory Agreement (2023) (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends the 2023 Advisory Agreement to provide that if the Company engages affiliates of the Advisor (“Product Specialists”) to provide certain specialist services to the Company, the Operating Partnership or any of their subsidiaries pursuant to a separate agreement approved by the Company’s independent directors, the fees and expense reimbursements paid to the Product Specialist will not be subject to the provisions of the Advisory Agreement or affect the compensation and expense reimbursements paid to the Advisor and its affiliates for services provided pursuant to the Advisory Agreement. Other immaterial changes were also made in the Amended Advisory Agreement.

Limited Partnership Agreement

On June 3, 2023, Ares Real Estate Income Trust Inc. and AREIT Incentive Fee LP, an affiliate of our Advisor, replaced the then-current limited partnership agreement of the Operating Partnership by entering into a Twelfth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”). The Amended OP Agreement authorizes Ares Real Estate Income Trust Inc., as general partner, to cause the Operating Partnership to issue profits interests in the Operating Partnership in multiple series via award letters with the rights and obligations of such profits interests set forth in such award letters or an exhibit thereto. Other immaterial changes were also made in the Amended OP Agreement.

Student Housing Investment Arrangement

The changes in the Amended Advisory Agreement and Amended OP Agreement were made in contemplation of a Project Specialist arrangement in student housing investments. Under this arrangement, affiliates of Timberline Real Estate Ventures (“Timberline”), a fully integrated, operationally focused privately held real estate operator and investment manager specializing in the development, acquisition and operation of student housing, multifamily, and mixed-use retail/residential communities, will enter into a joint venture with affiliates of the Advisor to create a Product Specialist (collectively, with its affiliated entities, the “Student Housing Product Specialist”). The Company will, through the Operating Partnership and their subsidiaries, enter into the agreements described in further detail below with the Student Housing Product Specialist in connection with student housing investments. More specifically, for each student housing investment by the Company made through the Student Housing Product Specialist, the Student Housing

Product Specialist will be retained under a management services agreement, engaged as property manager under a property management agreement and receive a profits interest through the Operating Partnership in such investment. The Advisor or its affiliates will have an economic interest in these agreements except the profits interests, with respect to which the Advisor and its affiliates will have no economic interest.

Each such student housing investment will be made through a subsidiary of the Company (each, an “AREIT TREV Vehicle”) that will be 100% owned, managed and controlled by the Company as the managing member of the operating company. The Company will have the sole authority to make and approve all decisions and take all actions with respect to and on behalf of each AREIT TREV Vehicle, subject to certain limited fundamental decisions which will require the consent of both the Company and the Student Housing Product Specialist. The Student Housing Product Specialist will be the non-economic administrative member of each AREIT TREV Vehicle, required to participate in and oversee the day-to-day business, affairs, management, operation and administration of the AREIT TREV Vehicle and be responsible for implementing the business plan and budget approved by the Company and otherwise implementing the Company’s decisions. If there is any material default or breach by the Student Housing Product Specialist of its obligations under the ARES TREV Vehicle’s operating agreement or the management services agreement (described below) that remains uncured (beyond any applicable notice and cure periods), the Company will have the right to remove the Student

Housing Product Specialist as the administrative member and terminate the management services agreement, the property management agreement and the profits interest.

Pursuant to a management services agreement, in consideration for the sourcing of student housing investments by the Student Housing Product Specialist, the Student Housing Product Specialist will be paid a reasonable market rate acquisition fee by the AREIT TREV Vehicle. In addition, in consideration of supervision of property management by the Student Housing Product Specialist, as well as management of the Company investment and certain accounting and tax reporting duties, the Student Housing Product Specialist will be paid a property management oversight fee by the AREIT TREV Vehicle based on reasonable market rates for such duties. To the extent that renovation work with respect to a Company investment is approved by the Company, the Student Housing Project Specialist will be paid a reasonable market rate construction management fee. If the Student Housing Product Specialist is removed as the administrative member of the applicable AREIT TREV Vehicle, or if there is an uncured breach under the management services agreement, the Company may terminate the management services agreement without penalty. Additionally, the management services agreement will terminate automatically on its terms (without penalty) upon the sale of the applicable property.

At the closing of each of our student housing investments, the AREIT TREV Vehicle will enter into a property management agreement with the Student Housing Project Specialist pursuant to which it will perform property management services in exchange for a property management fee consistent with the local market where our applicable investment is located as well as its size, scope and rental rates and otherwise consistent with an agreed fee schedule; provided that such fees will be payable on a percentage of revenue basis, considering local market rates, total number of beds and overall gross potential rent, subject to reasonable market rate minimum per investment. If (a) the Student Housing Project Specialist is removed as the administrative member of the applicable AREIT TREV Vehicle or (b) there is a bad act (e.g., gross negligence, willful misconduct) or an uncured breach by the Student Housing Project Specialist under the property management agreement, the Company may terminate the agreement without penalty. The Company may also terminate the property management agreement for convenience upon 30 days prior written notice to the Student Housing Project Specialist or if certain operating performance metrics of the property are not met, and the property management agreement automatically terminates on its terms upon the sale of the applicable property; however, if any of the foregoing terminations occurs prior to the one year anniversary of the effective date, property management fees through the first year anniversary will be due to the Student Housing Project Specialist.

With respect to each student housing investment made under this arrangement, an affiliate of the Student Housing Project Specialist will receive a profits interest through the Operating Partnership, with respect to which the Advisor and its affiliates will have no economic interest.

As of and for the periods ended June 30, 2023, there have been no student housing investments made through this arrangement nor have any fees been incurred with the Student Housing Product Specialist.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of June 30, 2023, therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the six months ended June 30, 2023. As the performance hurdle was achieved as of June 30, 2022, we recognized approximately $6.2 million for the three months ended June 30, 2022 and $18.4 million for the six months ended June 30, 2022, respectively, of performance participation allocation expense in our condensed consolidated statements of operations.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net (loss) income attributable to common stockholders—basic	$(22,750)	$(5,588)	$(24,754)	$15,423
Net (loss) income attributable to redeemable noncontrolling interests	(226)	(60)	(244)	186
Net (loss) income attributable to noncontrolling interests	(6,278)	(919)	(6,827)	2,618
Net (loss) income attributable to common stockholders—diluted	$(29,254)	$(6,567)	$(31,825)	$18,227
Weighted-average shares outstanding—basic	206,214	191,158	206,493	184,878
Incremental weighted-average shares effect of conversion of noncontrolling interests	58,749	33,699	57,482	32,928
Weighted-average shares outstanding—diluted	264,963	224,857	263,975	217,806
Net (loss) income per share attributable to common stockholders:
Basic	$(0.11)	$(0.03)	$(0.12)	$0.08
Diluted	$(0.11)	$(0.03)	$(0.12)	$0.08

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$15,979	$13,922
Increase in accrued future ongoing distribution fees	2,342	11,908
Increase in DST Program Loans receivable through DST Program capital raising	27,315	28,032
Redeemable noncontrolling interest issued as settlement of performance participation allocation	—	15,327
Issuances of OP Units for DST Interests	84,725	39,441

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Beginning of period:
Cash and cash equivalents	$13,336	$10,605
Restricted cash	3,850	3,747
Cash, cash equivalents and restricted cash	$17,186	$14,352
End of period:
Cash and cash equivalents	$12,905	$19,529
Restricted cash	4,265	4,909
Cash, cash equivalents and restricted cash	$17,170	$24,438

14. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2023.

15. SEGMENT FINANCIAL INFORMATION

Our five reportable segments are office properties, retail properties, residential properties, industrial properties, and investments in real estate debt and securities. We have determined that investments in real estate debt and securities is a reportable segment, and we expect that the segment will continue to be of significance. As such, we have broken out investments in real estate debt and securities as a reportable segment in the tables below for all current and prior periods presented. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and/or investments and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Net investment in real estate properties, investments in real estate debt and securities, restricted cash, tenant receivables, straight-line rent receivables and other assets directly assignable to a property or investment are allocated to the segment groupings. Corporate items that are not directly assignable to a property, such as investments in unconsolidated joint venture partnerships and DST Program Loans, are not allocated to segment groupings, but are reflected as reconciling items.

The following table reflects our total consolidated assets by business segment as of June 30, 2023 and December 31, 2022:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Assets:
Office properties	$379,863	$377,546
Retail properties	514,625	537,147
Residential properties	1,479,797	1,495,532
Industrial properties	1,273,746	1,248,255
Investments in real estate debt and securities	353,879	275,335
Corporate	282,581	240,909
Total assets	$4,284,491	$4,174,724

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(22,750)	$(5,588)	$(24,754)	$15,423
Real estate-related depreciation and amortization	33,858	36,903	67,055	64,354
General and administrative expenses	2,973	2,594	6,017	4,631
Advisory fees	9,623	8,227	19,161	15,370
Performance participation allocation	—	6,186	—	18,379
Acquisition costs and reimbursements	1,849	1,093	3,018	2,722
Impairment loss on debt-related investment held for sale	1,260	—	3,780	—
Equity in loss (income) from unconsolidated joint venture partnerships	203	(1,718)	2,649	(708)
Interest expense	37,882	33,774	75,427	58,184
Gain on sale of real estate property	—	(29,643)	(36,884)	(83,524)
Loss on extinguishment of debt and financing commitments, net	—	—	700	—
Gain on derivative instruments	(192)	(982)	(89)	(2,532)
Provision for current expected credit losses	(1,632)	—	3,998	—
Other income	(1,016)	(423)	(2,032)	(1,000)
Net (loss) income attributable to redeemable noncontrolling interests	(226)	(60)	(244)	186
Net (loss) income attributable to noncontrolling interests	(6,278)	(919)	(6,827)	2,618
Net operating income	$55,554	$49,444	$110,975	$94,103

The following table sets forth consolidated financial results by segment for the three and six months ended June 30, 2023 and 2022:

					Debt and
(in thousands)	Office	Retail	Residential	Industrial	Securities	Consolidated
For the Three Months Ended June 30, 2023
Rental revenues	$13,001	$14,288	$28,823	$21,092	$—	$77,204
Debt-related income	—	—	—	—	7,189	7,189
Rental expenses	(6,442)	(3,775)	(14,070)	(4,552)	—	(28,839)
Net operating income	$6,559	$10,513	$14,753	$16,540	$7,189	$55,554
Real estate-related depreciation and amortization	$4,203	$4,043	$9,950	$15,662	$—	$33,858
For the Three Months Ended June 30, 2022
Rental revenues	$13,148	$16,509	$25,824	$18,013	$—	$73,494
Debt-related income	—	—	—	—	846	846
Rental expenses	(5,772)	(3,776)	(11,059)	(4,289)	—	(24,896)
Net operating income	$7,376	$12,733	$14,765	$13,724	$846	$49,444
Real estate-related depreciation and amortization	$4,243	$4,474	$16,038	$12,148	$—	$36,903
For the Six Months Ended June 30, 2023
Rental revenues	$26,350	$28,806	$57,671	$42,337	$—	$155,164
Debt-related income	—	—	—	—	12,950	12,950
Rental expenses	(13,072)	(7,359)	(27,260)	(9,448)	—	(57,139)
Net operating income	$13,278	$21,447	$30,411	$32,889	$12,950	$110,975
Real estate-related depreciation and amortization	$8,166	$8,078	$19,439	$31,372	$—	$67,055
For the Six Months Ended June 30, 2022
Rental revenues	$26,780	$33,576	$42,178	$33,465	$—	$135,999
Debt-related income	—	—	—	—	4,314	4,314
Rental expenses	(11,963)	(8,405)	(18,004)	(7,838)	—	(46,210)
Net operating income	$14,817	$25,171	$24,174	$25,627	$4,314	$94,103
Real estate-related depreciation and amortization	$8,240	$9,128	$24,392	$22,594	$—	$64,354

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, rising interest rates and the conflict in Ukraine, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with the Sponsor, the Advisor and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2023, our consolidated real property portfolio consisted of 92 properties, totaling approximately 18.7 million square feet located in 33 markets throughout the U.S. We also owned 161 properties through our unconsolidated joint venture partnerships as of June 30, 2023. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the six months ended June 30, 2023, we raised gross proceeds of approximately $83.8 million from the sale of approximately 9.5 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $16.0 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the six months ended June 30, 2023, we sold $193.5 million of gross interests related to the DST Program, $27.3 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable property segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by property segment as of June 30, 2023:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	8	1,572	8.4%	$35.51	72.1%	$569,800	12.5%
Retail properties	8	18	2,318	12.4	19.40	97.0	688,550	15.1
Residential properties	8	14	4,205	22.5	27.50	93.9	1,662,400	36.5
Industrial properties	28	52	10,611	56.7	6.19	97.9	1,636,800	35.9
Total real property portfolio	33	92	18,706	100.0%	$14.49	94.7%	$4,557,550	100.0%
(1)	Reflects the number of unique markets by property segment and in total. As such, the total number of markets does not equal the sum of the number of markets by property segment as certain property segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of June 30, 2023.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.56 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.15 billion, representing a difference of approximately $403.9 million, or 9.7%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2023 and December 31, 2022:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Investments in office properties	$569,800	$610,850
Investments in retail properties	688,550	740,400
Investments in residential properties	1,662,400	1,685,000
Investments in industrial properties	1,636,800	1,603,500
Total investment in real estate properties	4,557,550	4,639,750
Investments in unconsolidated joint venture partnerships	148,108	141,272
Investments in real estate debt and securities	358,654	275,737
DST Program Loans	99,310	79,049
Total investments	5,163,622	5,135,808
Cash and cash equivalents	12,905	13,336
Restricted cash	4,265	3,850
Other assets	54,560	44,269
Line of credit, term loans and mortgage notes	(1,677,362)	(1,631,324)
Financing obligations associated with our DST Program	(1,208,257)	(1,141,866)
Other liabilities	(78,479)	(72,966)
Accrued performance participation allocation	—	(23,747)
Accrued advisory fees	(3,195)	(3,157)
Noncontrolling interests in consolidated joint venture partnerships	(1,672)	(1,582)
Aggregate Fund NAV	$2,266,387	$2,322,621
Total Fund Interests outstanding	270,008	263,232

The following table sets forth the NAV per Fund Interest as of June 30, 2023:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,266,387	$241,244	$417,587	$60,665	$571,656	$428,480	$546,755
Fund Interests outstanding	270,008	28,741	49,750	7,227	68,105	51,047	65,138
NAV Per Fund Interest	$8.3938	$8.3938	$8.3938	$8.3938	$8.3938	$8.3938	$8.3938

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of June 30, 2023, we estimated approximately $63.3 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of June 30, 2023, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.6%	6.4%	5.0%	5.4%	5.5%
Discount rate / internal rate of return	7.4%	7.1%	6.3%	6.6%	6.6%
Average holding period (years)	9.5	10.0	10.0	10.0	9.9

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.7%	2.4%	3.4%	3.4%	3.2%
	0.25% increase	(2.5)%	(2.2)%	(3.1)%	(3.1)%	(2.9)%
Discount rate (weighted-average)	0.25% decrease	2.0%	1.9%	2.0%	2.1%	2.0%
	0.25% increase	(2.0)%	(1.8)%	(1.9)%	(2.0)%	(2.0)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of June 30, 2023, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2023 was $75.3 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $75.3 million, or $0.28 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2023.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2023:

(in thousands)	As of June 30, 2023
Total stockholders' equity	$711,613
Noncontrolling interests	459,231
Total equity under GAAP	1,170,844

Adjustments:
Accrued distribution fee (1)	63,261
Redeemable noncontrolling interests (2)	17,282
Unrealized net real estate, financing obligations, debt and interest rate hedge appreciation (depreciation) (3)	390,555
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	24,033
Accumulated depreciation and amortization (5)	597,108
Other adjustments (6)	3,304
Aggregate Fund NAV	$2,266,387
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid for our estimate of how long Class T, Class S, and Class D OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in equity under GAAP.
(3)	Our real estate and real estate-related investments are presented at historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans, line of credit and financing obligations are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our real estate, real estate-related investments, debt instruments or financing obligations are not included in our GAAP results. For purposes of determining our NAV, our real estate, real estate-related investments, financing obligations and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(4)	Our investments in unconsolidated joint venture partnerships are presented at historical cost in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, and (ii) other minor adjustments.

Performance

Our NAV decreased from $8.82 per share as of December 31, 2022 to $8.39 per share as of June 30, 2023. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial and residential properties and the disposition of one partial retail property for net proceeds of approximately $53.7 million at a sale price in excess of carrying value.

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

			One-Year				Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Inception
(as of June 30, 2023) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(5.22)%	(6.47)%	(5.28)%	6.56%	5.69%	5.80%	6.46%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.69)%	(6.84)%	(4.84)%	8.05%	6.25%	6.09%	6.72%
Difference	(0.53)%	0.37%	(0.44)%	(1.49)%	(0.56)%	(0.29)%	(0.26)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.91)%	(3.20)%	(1.97)%	7.79%	6.42%	6.12%	6.59%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.35)%	(3.58)%	(1.51)%	9.30%	6.99%	6.40%	6.85%
Difference	(0.56)%	0.38%	(0.46)%	(1.51)%	(0.57)%	(0.28)%	(0.26)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(5.22)%	(6.47)%	(5.28)%	6.56%	5.69%	5.80%	6.46%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.69)%	(6.84)%	(4.84)%	8.05%	6.25%	6.09%	6.72%
Difference	(0.53)%	0.37%	(0.44)%	(1.49)%	(0.56)%	(0.29)%	(0.26)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.91)%	(3.20)%	(1.97)%	7.79%	6.42%	6.12%	6.59%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.35)%	(3.58)%	(1.51)%	9.30%	6.99%	6.40%	6.85%
Difference	(0.56)%	0.38%	(0.46)%	(1.51)%	(0.57)%	(0.28)%	(0.26)%

Class D Share Total Return (3)	(1.76)%	(2.91)%	(1.38)%	8.43%	7.06%	6.71%	6.85%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.21)%	(3.30)%	(0.92)%	9.96%	7.63%	6.99%	7.11%
Difference	(0.55)%	0.39%	(0.46)%	(1.53)%	(0.57)%	(0.28)%	(0.26)%

Class I Share Total Return (3)	(1.70)%	(2.79)%	(1.13)%	8.70%	7.32%	7.08%	7.23%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.14)%	(3.18)%	(0.68)%	10.23%	7.90%	7.37%	7.50%
Difference	(0.56)%	0.39%	(0.45)%	(1.53)%	(0.58)%	(0.29)%	(0.27)%

Class E Share Return Total Return (3)	(1.70)%	(2.79)%	(1.13)%	8.70%	7.32%	7.12%	7.28%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.14)%	(3.18)%	(0.68)%	10.23%	7.90%	7.41%	7.54%
Difference	(0.56)%	0.39%	(0.45)%	(1.53)%	(0.58)%	(0.29)%	(0.26)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

Global markets rallied during the first half of 2023, driven by normalization of the macroeconomic environment. While inflationary pressures have shown signs of moderation, the commercial real estate markets continued to be impacted by the macroeconomic environment, most notably, the Federal Reserve’s tightening monetary policy, associated borrowing cost increases and uncertainty with respect to small and regional U.S. banking demand to finance commercial real estate properties. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong fundamentals of real estate. We believe our portfolio is well-positioned in this market environment. While we saw capitalization rates and yields widening modestly this past quarter which resulted in modest valuation declines, real estate market fundamentals remain favorable, supported by strong rent growth, low vacancy rates and demand generally outpacing supply in certain sectors like multifamily and industrial. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2023 Activities

During the six months ended June 30, 2023, we completed the following activities:

●	We acquired two industrial properties for an aggregate contractual purchase price of approximately $50.8 million. We invested $7.9 million in our unconsolidated joint venture partnerships, which net acquired an additional five properties.
●	We sold one partial retail property for net proceeds of approximately $53.7 million and recorded a net gain on sale of approximately $36.9 million related to the sale of this property.
●	We leased approximately 2.3 million square feet of our commercial properties, which included 0.3 million square feet of new leases and 2.0 million square feet of renewals. During the first six months of 2023, rent growth on comparable commercial leases executed during the year averaged 22.5% when calculated using cash basis rental rates and 32.3% when calculated using GAAP basis rental rates. For our residential properties, rent growth on new and renewal leases executed during the year averaged 5.4%. As of June 30, 2023, rents across our industrial properties and residential properties, our two largest property segments, are estimated to be 21.9% and 7.2% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We increased our leverage ratio from 31.8% as of December 31, 2022, to 32.7% as of June 30, 2023. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $277.3 million from the sale of our common stock and DST Interests. This includes $83.8 million from the sale of 9.5 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $16.0 million and $193.5 million of gross capital through private placement offerings by selling DST Interests, $27.3 million of which were financed by DST Program Loans.
●	We redeemed 10.7 million shares of common stock at a weighted-average purchase price of $8.70 per share for an aggregate amount of $93.3 million.
●	We entered into three interest rate cap agreements with a notional amount of $300.0 million that became effective in February 2023 and June 2023.

Results for the Three and Six Months Ended June 30, 2023 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2023, as compared to the three months ended March 31, 2023 and as compared to the six months ended June 30, 2022:

	For the Three Months Ended		Change		For the Six Months Ended		Change
($ in thousands, except per share data)	June 30, 2023	March 31, 2023	$	%	June 30, 2023	June 30, 2022	$	%
Revenues:
Rental revenues	$77,204	$77,960	$(756)	(1.0)%	$155,164	$135,999	$19,165	14.1%
Debt-related income	7,189	5,761	1,428	24.8	12,950	4,314	8,636	NM
Total revenues	84,393	83,721	672	0.8	168,114	140,313	27,801	19.8
Operating expenses:
Rental expenses	28,839	28,300	539	1.9	57,139	46,210	10,929	23.7
Real estate-related depreciation and amortization	33,858	33,197	661	2.0	67,055	64,354	2,701	4.2
General and administrative expenses	2,973	3,044	(71)	(2.3)	6,017	4,631	1,386	29.9
Advisory fees	9,623	9,538	85	0.9	19,161	15,370	3,791	24.7
Performance participation allocation	—	—	—	—	—	18,379	(18,379)	(100.0)
Acquisition costs and reimbursements	1,849	1,169	680	58.2	3,018	2,722	296	10.9
Impairment loss on debt-related investment held for sale	1,260	2,520	(1,260)	(50.0)	3,780	—	3,780	NM
Total operating expenses	78,402	77,768	634	0.8	156,170	151,666	4,504	3.0
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnerships	203	2,446	(2,243)	(91.7)	2,649	(708)	3,357	NM
Interest expense	37,882	37,545	337	0.9	75,427	58,184	17,243	29.6
Gain on sale of real estate property	—	(36,884)	36,884	100.0	(36,884)	(83,524)	46,640	55.8
Loss on extinguishment of debt and financing commitments, net	—	700	(700)	(100.0)	700	—	700	NM
(Gain) loss on derivative instruments	(192)	103	(295)	NM	(89)	(2,532)	2,443	96.5
Provision for current expected credit losses	(1,632)	5,630	(7,262)	NM	3,998	—	3,998	NM
Other income	(1,016)	(1,016)	—	—	(2,032)	(1,000)	(1,032)	NM
Total other expenses (income)	35,245	8,524	26,721	NM	43,769	(29,580)	73,349	NM
Net (loss) income	(29,254)	(2,571)	(26,683)	NM	(31,825)	18,227	(50,052)	NM
Net loss (income) attributable to redeemable noncontrolling interests	226	18	208	NM	244	(186)	430	NM
Net loss (income) attributable to noncontrolling interests	6,278	549	5,729	NM	6,827	(2,618)	9,445	NM
Net (loss) income attributable to common stockholders	$(22,750)	$(2,004)	(20,746)	NM %	$(24,754)	$15,423	$(40,177)	NM %
Weighted-average shares outstanding—basic	206,214	206,774	(560)	(0.3)%	206,493	184,878	21,615	11.7%
Weighted-average shares outstanding—diluted	264,963	263,026	1,937	0.7%	263,975	217,806	46,169	21.2%
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.11)	$(0.01)	(0.10)	NM %	$(0.12)	$0.08	$(0.20)	NM %

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues decreased by $0.8 million for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, primarily due to lease expirations and reduced recovery revenue at certain properties during the second quarter of 2023. Total rental revenues increased by $19.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio, partially offset by reduced occupancy at our Bala Pointe property. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
(in thousands)	June 30, 2023	March 31, 2023	$	%	2023	2022	$	%
Rental income	$75,619	$76,064	$(445)	(0.6)%	$151,683	$131,981	$19,702	14.9%
Straight-line rent	674	1,068	(394)	(36.9)	1,742	1,966	(224)	(11.4)
Amortization of above- and below-market intangibles	911	828	83	10.0	1,739	2,052	(313)	(15.3)
Total rental revenues	$77,204	$77,960	$(756)	(1.0)%	$155,164	$135,999	$19,165	14.1%

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $1.4 million and $8.6 million for the three and six months ended June 30, 2023 as compared to the three months ended March 31, 2023 and the six months ended June 30, 2022, respectively, primarily due to the growth of our investments in real estate debt and securities.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three and six months ended June 30, 2023 increased by $0.5 and $10.9 million, as compared to the three months ended March 31, 2023 and the six months ended June 30, 2022, respectively, primarily due to (i) an increase in non-same store rental expenses as a result of our acquisition activity since January 1, 2022, which was partially offset by our disposition activity since January 1, 2022; and (ii) increased operating expenses across our same store residential properties, in aggregate. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
(in thousands)	June 30, 2023	March 31, 2023	$	%	2023	2022	$	%
Real estate taxes	$12,178	$12,448	$(270)	(2.2)%	$24,626	$19,540	$5,086	26.0%
Repairs and maintenance	5,963	5,780	183	3.2	11,743	10,083	1,660	16.5
Utilities	2,439	2,888	(449)	(15.5)	5,327	5,014	313	6.2
Property management fees	1,960	1,933	27	1.4	3,893	3,284	609	18.5
Insurance	1,675	1,184	491	41.5	2,859	2,212	647	29.2
Other	4,624	4,067	557	13.7	8,691	6,077	2,614	43.0
Total rental expenses	$28,839	$28,300	$539	1.9%	$57,139	$46,210	$10,929	23.7%

All Remaining Income and Expenses. In aggregate, the remaining income and expenses increased by $26.8 million for the three months ended June 30, 2023, as compared to the three months ended March 31, 2023, primarily due to the following:

●	a decrease in gain on sale of real estate property of $36.9 million related to the sale of one partial retail property.

Partially offset by:

●	a decrease in provision for current expected credit loss of $7.3 million related to our debt-related investments.

In aggregate, the remaining income and expenses increased $66.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to the following:

●	a decrease in gain on sale of real estate property of $46.6 million driven by lower disposition activity in 2023; and
●	an increase in interest expense of $17.2 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt.

Partially offset by:

●	a decrease in performance participation allocation of $18.4 million as the requisite performance hurdle was met in 2022 and performance participation allocation expense was then recognized, while the performance hurdle was not met in 2023 and no performance participation allocation expense was recognized.

Same Store Portfolio Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI for our properties as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expense, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI, therefore, our investors should consider net income (loss) as the primary indicator our overall financial performance.

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

The same store operating portfolio for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 presented below includes 90 properties totaling 18.4 million square feet owned as of January 1, 2023, which represented 98.4% of total rentable square feet as of June 30, 2023. The same store operating portfolio for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 presented below includes 60 properties totaling approximately 12.6 million square feet owned as of January 1, 2022, which represented 67.5% of total rentable square feet as of June 30, 2023.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the three and six months ended June 30, 2023 as compared to the three and six months ended March 31, 2023 and June 30, 2022:

	For the Three Months Ended		For the Six Months Ended June 30,
(in thousands)	June 30, 2023	March 31, 2023	2023	2022
Net (loss) income attributable to common stockholders	$(22,750)	$(2,004)	$(24,754)	$15,423
Debt-related income	(7,189)	(5,761)	(12,950)	(4,314)
Real estate-related depreciation and amortization	33,858	33,197	67,055	64,354
General and administrative expenses	2,973	3,044	6,017	4,631
Advisory fees	9,623	9,538	19,161	15,370
Performance participation allocation	—	—	—	18,379
Acquisition costs and reimbursements	1,849	1,169	3,018	2,722
Impairment loss on debt-related investment held for sale	1,260	2,520	3,780	—
Equity in loss (income) from unconsolidated joint venture partnerships	203	2,446	2,649	(708)
Interest expense	37,882	37,545	75,427	58,184
Gain on sale of real estate property	—	(36,884)	(36,884)	(83,524)
Loss on extinguishment of debt and financing commitments, net	—	700	700	—
(Gain) loss on derivative instruments	(192)	103	(89)	(2,532)
Provision for current expected credit losses	(1,632)	5,630	3,998	—
Other income	(1,016)	(1,016)	(2,032)	(1,000)
Net (loss) income attributable to redeemable noncontrolling interests	(226)	(18)	(244)	186
Net (loss) income attributable to noncontrolling interests	(6,278)	(549)	(6,827)	2,618
Property net operating income	$48,365	$49,660	$98,025	$89,789
Less: Non-same store property NOI	279	156	23,579	16,331
Same store property NOI	$48,086	$49,504	$74,446	$73,458

Our real property markets are aggregated into four reportable property segments: office, retail, residential and industrial. Our property segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These property segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 15 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and NOI aggregated by property segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and NOI for the three and six months ended June 30, 2023, as compared to the three and six months ended March 31, 2023 and June 30, 2022:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
($ in thousands, except per square foot data)	June 30, 2023	March 31, 2023	$	%	2023	2022	$	%
Rental revenues:
Office	$12,978	$13,349	$(371)	(2.8)%	$24,260	$25,278	$(1,018)	(4.0)%
Retail	14,320	14,088	232	1.6	28,408	27,633	775	2.8
Residential	28,824	28,847	(23)	(0.1)	32,940	30,484	2,456	8.1
Industrial	20,712	21,245	(533)	(2.5)	29,848	27,903	1,945	7.0
Total same store rental revenues	76,834	77,529	(695)	(0.9)	115,456	111,298	4,158	3.7
Non-same store properties	370	431	(61)	(14.2)	39,708	24,701	15,007	60.8
Total rental revenues	$77,204	$77,960	$(756)	(1.0)%	$155,164	$135,999	$19,165	14.1%
Rental expenses:
Office	$(6,439)	$(6,629)	$190	2.9%	$(12,430)	$(11,147)	$(1,283)	(11.5)%
Retail	(3,773)	(3,315)	(458)	(13.8)	(7,088)	(7,238)	150	2.1
Residential	(14,068)	(13,189)	(879)	(6.7)	(14,819)	(12,921)	(1,898)	(14.7)
Industrial	(4,468)	(4,892)	424	8.7	(6,673)	(6,534)	(139)	(2.1)
Total same store rental expenses	(28,748)	(28,025)	(723)	(2.6)	(41,010)	(37,840)	(3,170)	(8.4)
Non-same store properties	(91)	(275)	184	66.9	(16,129)	(8,370)	(7,759)	92.7
Total rental expenses	$(28,839)	$(28,300)	$(539)	(1.9)%	$(57,139)	$(46,210)	$(10,929)	(23.7)%
Property NOI:
Office	$6,539	$6,720	$(181)	(2.7)%	$11,830	$14,131	$(2,301)	(16.3)%
Retail	10,547	10,773	(226)	(2.1)	21,320	20,395	925	4.5
Residential	14,756	15,658	(902)	(5.8)	18,121	17,563	558	3.2
Industrial	16,244	16,353	(109)	(0.7)	23,175	21,369	1,806	8.5
Total same store property NOI	48,086	49,504	(1,418)	(2.9)	74,446	73,458	988	1.3
Non-same store properties	279	156	123	78.8	23,579	16,331	7,248	44.4
Total property NOI	$48,365	$49,660	$(1,295)	(2.6)%	$98,025	$89,789	$8,236	9.2%
Same store average percentage leased:
Office	74.8%	75.7%			73.1%	77.7%
Retail	96.8	95.9			96.4	94.6
Residential	93.6	94.5			94.0	93.8
Industrial	99.4	99.7			99.6	97.8
Same store average annualized base rent per square foot:
Office	$35.40	$34.82			$36.88	$34.56
Retail	19.39	19.39			19.39	18.77
Residential	27.50	27.60			30.81	29.36
Industrial	6.09	5.96			6.50	6.18

Office Segment. For the three months ended June 30, 2023, our office segment same store NOI decreased by $0.2 million as compared to the three months ended March 31, 2023, primarily due to the lease expiration of a tenant at our Eden Prairie property during the second quarter of 2023. For the six months ended June 30, 2023, our office segment same store NOI decreased by $2.3 million as compared to the six months ended June 30, 2022, primarily due to decreased occupancy at our Bala Pointe property.

Retail Segment. For the three months ended June 30, 2023, our retail segment same store NOI decreased by $0.2 million as compared to the three months ended March 31, 2023, primarily due to increased bad debt expense at certain properties. For the six months ended June 30, 2023, our retail segment same store NOI increased by $0.9 million as compared to the six months ended June 30, 2022, primarily due to decreased bad debt expense at certain properties and increased occupancy at our Saugus property.

Residential Segment. For the three months ended June 30, 2023, our residential segment same store NOI decreased by $0.9 million as compared to the three months ended March 31, 2023, primarily due to increased repairs and maintenance and insurance operating expenses at certain of our residential properties. For the six months ended June 30, 2023, our residential segment same store NOI increased by $0.6 million, as compared to the six months ended June 30, 2022, primarily due to increased market rents, reduced vacancy and loss to lease, partially offset by increased operating expenses at certain of our residential properties.

Industrial Segment. For the three months ended June 30, 2023, our industrial segment same store NOI remained consistent as compared to the three months ended March 31, 2023. For the six months ended June 30, 2023, our industrial segment same store NOI increased by $1.8 million as compared to the six months ended June 30, 2022, primarily due to increased occupancy at certain of our industrial properties.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
GAAP net (loss) income	$(29,254)	$(6,567)	$(31,825)	$18,227
Weighted-average shares outstanding—diluted	264,963	224,857	263,975	217,806
GAAP net (loss) income per common share—diluted	$(0.11)	$(0.03)	$(0.12)	$0.08
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	33,858	36,903	67,055	64,354
Gain on sale of real estate property	—	(29,643)	(36,884)	(83,524)
Our share of adjustments from joint venture partnerships	1,288	131	4,312	2,163
NAREIT FFO	$5,892	$824	$2,658	$1,220
NAREIT FFO per common share—diluted	$0.02	$0.00	$0.01	$0.01
Adjustments to arrive at AFFO:
Performance participation allocation	—	6,186	—	18,379
Unrealized loss (gain) on financial instruments (1)	729	(982)	10,103	(2,532)
Financing obligation liability appreciation	1,922	8,525	4,784	12,531
Our share of adjustments from joint venture partnerships	(107)	(803)	179	(813)
AFFO	$8,436	$13,750	$17,724	$28,785
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, impairment loss on our debt-related investments and changes to our provision for current expected credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2023, we had approximately $2.1 million of borrowings, including scheduled amortization payments, and $55.7 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. We expect to be able to repay our principal and interest obligations over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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

As of June 30, 2023, our financial position was strong with 32.7% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 93.7% occupied (94.7% leased)

as of June 30, 2023 and is diversified across 92 properties totaling 18.7 million square feet across 33 geographic markets. Our properties contain a diverse roster of 408 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 36.5% residential, 35.9% industrial, 15.1% retail which is primarily grocery-anchored, and 12.5% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Total cash provided by (used in):
Operating activities	$(1,062)	$49,620	$(50,682)
Investing activities	(109,324)	(992,774)	883,450
Financing activities	110,370	953,240	(842,870)
Net increase in cash, cash equivalents and restricted cash	$(16)	$10,086	$(10,102)

Net cash provided by operating activities decreased by approximately $50.7 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to changes in operating assets and liabilities of $15.7 million as compared to the prior period and the $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023.

Net cash used in investing activities decreased by approximately $883.5 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to a decrease in real estate property acquisition activity of $1.1 billion and a decrease in investment activity in unconsolidated joint venture partnerships of $40.0 million. This driver was partially offset by a decrease in proceeds from disposition of real estate property of $198.1 million and an increase in purchases of available-for-sale debt securities of $71.1 million.

Net cash provided by financing activities decreased by approximately $842.9 million for the six months ended June 30, 2023, compared to the same period in 2022, primarily due to a decrease in net offering activity from our DST Program and public offering of $396.4 million, a decrease in net borrowing activity of $355.0 million and an increase in redemption activity of $77.5 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2023, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $352.0 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.21%, which includes the effect of the interest rate swap and/or cap agreements related to $950.0 million in borrowings under our line of credit and our term loans.

As of June 30, 2023, the unused and available portions under our line of credit were $548.0 million and $547.9 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR has been phased out and ceased publication after June 2023. As of June 30, 2023, one of our mortgage notes had an initial or extended maturity date beyond June 2023 with exposure to LIBOR. Effective July 1, 2023, we have converted the interest rate of this mortgage note to Term SOFR and our consolidated debt no longer has exposure to LIBOR.

Mortgage Notes. As of June 30, 2023, we had property-level borrowings of approximately $517.5 million outstanding with a weighted-average remaining term of approximately 4.0 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.88%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2023.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 32.7% as of June 30, 2023. Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates in 2022, increased market volatility and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of June 30, 2023, we had $1.1 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the six months ended June 30, 2023, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $83.8 million ($79.9 million net of direct selling costs).

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

On June 14, 2023, our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock, such that distributions in the amount of $0.03333 per share will be paid to stockholders of record on July 31, 2023, August 31, 2023 and September 29, 2023. The new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.03125 per share that has been paid since January 31, 2018. The distributions on Class T shares, Class S shares and Class D shares of our common stock will be reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares. The distributions will be paid on or about the last business day of each respective month to stockholders of record as of the close of business on the last business day of each respective month. There can be no assurances that this new distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$16,869	67.9%	$13,715	65.1%
Reinvested in shares	7,974	32.1	7,362	34.9
Total (2)	$24,843	100.0%	$21,077	100.0%
Sources of Distributions
Cash flows from operating activities	$14,711	59.2%	$13,715	65.1%
Borrowings	2,158	8.7	—	—
DRIP (3)	7,974	32.1	7,362	34.9
Total (2)	$24,843	100.0%	$21,077	100.0%

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$33,513	67.7%	$26,600	65.1%
Reinvested in shares	15,983	32.3	14,238	34.9
Total (2)	$49,496	100.0%	$40,838	100.0%
Sources of Distributions
Cash flows from operating activities	$—	—%	$26,600	65.1%
Borrowings	33,513	67.7	—	—
DRIP (3)	15,983	32.3	14,238	34.9
Total (2)	$49,496	100.0%	$40,838	100.0%

(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares and OP Units.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended June 30, 2023 and 2022, our FFO was $5.9 million, or 23.7% of our total distributions, and $0.8 million, or 3.9% of our total distributions, respectively. For the six months ended June 30, 2023 and 2022, our FFO was $2.7 million, or 5.4% of our total distributions, and $1.2 million, or 3.0% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2023	2022
Number of shares redeemed or repurchased	10,726	3,408
Aggregate dollar amount of shares redeemed or repurchased	$93,319	$28,500
Average redemption or repurchase price per share	$8.70	$8.37

For the six months ended June 30, 2023 and 2022, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $93.3 million and $28.5 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties and other longer-term borrowings.

For the purposes of the share redemption program, redemption requests received in a month are included on the last day of such month because that is the last day the shareholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. As of  June 30, 2023, our critical accounting estimates have not changed from those described in our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2023, our debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2023, our fixed interest rate debt consisted of $309.9 million under our mortgage notes and $650.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 57.5% of our total consolidated debt as of June 30, 2023. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $925.6 million and $959.9 million, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2023. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2023, our consolidated variable interest rate debt consisted of $352.0 million of borrowings under our line of credit, $150.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 42.5% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of June 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $709.6 million of consolidated borrowings; however, $507.6 million of these borrowings are capped through the use of five interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2023, would increase our annual interest expense by approximately $0.5 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of June 30, 2023, we had 17 outstanding and effective derivative instruments, with a total notional amount of $1.2 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the redemption activity for the three months ended June 30, 2023, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
April 30, 2023	1,959	$8.70	1,959	—
May 31, 2023	1,981	8.63	1,981	—
June 30, 2023 (3)	2,760	8.60	2,760	—
Total	6,700	$8.64	6,700	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in June 2023 are considered redeemed on July 1, 2023 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day shareholders have rights in the Company and we redeemed $72.8 million of shares of common stock for the three months ended June 30, 2023.

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

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.4	Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on March 15, 2022.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

10.1*	Second Amended and Restated Advisory Agreement (2023), effective as of June 3, 2023.

10.2*	Twelfth Amended and Restated Limited Partnership Agreement of AREIT Operating Partnership LP dated as of June 3, 2023.

Exhibit Number	Description

10.3*	Form of Timberline Profit Interest Letter.

10.4*	Form of Property Management Agreement.

10.5*	Form of Management Services Agreement.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 11, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

August 11, 2023	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 11, 2023	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)