Form 10-Q
period 2023-09-30
Ares Real Estate Income Trust Inc.
filed 2023-11-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 28,523,979 shares of the registrant’s Class T common stock, 48,265,163 shares of the registrant’s Class S common stock, 6,952,264 shares of the registrant’s Class D common stock, 65,814,609 shares of the registrant’s Class I common stock and 48,522,794 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Net investment in real estate properties	$3,786,199	$3,605,578
Investments in unconsolidated joint venture partnerships	141,916	120,372
Investments in real estate debt and securities (includes $107,200 and $14,896 at fair value as of September 30, 2023 and December 31, 2022, respectively)	325,400	275,335
Cash and cash equivalents	14,503	13,336
Restricted cash	4,149	3,850
DST Program Loans	116,195	81,897
Other assets	98,109	74,356
Total assets	$4,486,471	$4,174,724
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$78,586	$58,097
Debt, net	1,793,069	1,616,475
Intangible lease liabilities, net	37,928	42,444
Financing obligations, net	1,383,834	1,130,810
Other liabilities	92,352	114,901
Total liabilities	3,385,769	2,962,727
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	16,879	18,130
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 28,833 shares and 26,884 shares issued and outstanding, respectively	288	269
Class S common stock, $0.01 par value—500,000 shares authorized, 49,134 shares and 49,237 shares issued and outstanding, respectively	491	492
Class D common stock, $0.01 par value—500,000 shares authorized, 7,014 shares and 7,871 shares issued and outstanding, respectively	70	79
Class I common stock, $0.01 par value—500,000 shares authorized, 66,482 shares and 69,142 shares issued and outstanding, respectively	665	691
Class E common stock, $0.01 par value—500,000 shares authorized, 49,548 shares and 52,974 shares issued and outstanding, respectively	496	530
Additional paid-in capital	1,877,371	1,898,510
Distributions in excess of earnings	(1,067,116)	(973,395)
Accumulated other comprehensive income	18,101	16,083
Total stockholders’ equity	830,366	943,259
Noncontrolling interests	253,457	250,608
Total equity	1,083,823	1,193,867
Total liabilities and equity	$4,486,471	$4,174,724

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Rental revenues	$82,369	$76,988	$237,533	$212,987
Debt-related income	8,837	1,548	21,787	5,862
Total revenues	91,206	78,536	259,320	218,849
Operating expenses:
Rental expenses	30,651	28,095	87,790	74,305
Real estate-related depreciation and amortization	32,146	36,713	99,201	101,067
General and administrative expenses	2,974	3,155	8,991	7,786
Advisory fees	9,661	8,980	28,822	24,351
Performance participation allocation	—	3,710	—	22,088
Acquisition costs and reimbursements	2,032	1,176	5,050	3,898
Impairment loss on debt-related investment held for sale	—	—	3,780	—
Total operating expenses	77,464	81,829	233,634	233,495
Other expenses (income):
Equity in loss (income) from unconsolidated joint venture partnerships	1,078	(1,590)	3,727	(2,298)
Interest expense	33,967	42,255	109,394	100,439
Gain on sale of real estate property	—	(11,303)	(36,884)	(94,827)
Loss on extinguishment of debt and financing commitments, net	—	—	700	—
Loss (gain) on derivative instruments	76	(1,691)	(13)	(4,223)
Provision for current expected credit losses	(1,048)	—	2,950	—
Other income and expenses	(1,298)	(843)	(3,330)	(1,843)
Total other expenses (income)	32,775	26,828	76,544	(2,752)
Net loss	(19,033)	(30,121)	(50,858)	(11,894)
Net loss attributable to redeemable noncontrolling interests	146	253	390	67
Net loss attributable to noncontrolling interests	4,477	4,996	11,304	2,378
Net loss attributable to common stockholders	$(14,410)	$(24,872)	$(39,164)	$(9,449)
Weighted-average shares outstanding—basic	201,968	200,667	204,968	190,199
Weighted-average shares outstanding—diluted	266,487	242,994	264,821	226,294
Net loss attributable to common stockholders per common share—basic and diluted	$(0.07)	$(0.12)	$(0.19)	$(0.05)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(19,033)	$(30,121)	$(50,858)	$(11,894)
Change from cash flow hedging activities	94	17,445	3,146	31,258
Change from activities related to available-for-sale debt securities	69	—	122	—
Comprehensive (loss) income	(18,870)	(12,676)	(47,590)	19,364
Comprehensive loss (income) attributable to redeemable noncontrolling interests	144	106	365	(216)
Comprehensive loss (income) attributable to noncontrolling interests	4,439	2,179	10,908	(2,401)
Comprehensive (loss) income attributable to common stockholders	$(14,287)	$(10,391)	$(36,317)	$16,747

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	195,101	$1,951	$1,740,243	$(882,795)	$2,350	$139,184	$1,000,933
Net loss (excluding $253 attributable to redeemable noncontrolling interest)	—	—	—	(24,872)	—	(4,996)	(29,868)
Change from cash flow hedging activities (excluding $147 attributable to redeemable noncontrolling interest)	—	—	—	—	14,481	2,817	17,298
Issuance of common stock	9,776	98	87,795	—	—	—	87,893
Share-based compensation	27	—	92	—	—	—	92
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,771)	—	—	—	(1,771)
Trailing distribution fees	—	—	(2,940)	1,399	—	(7,921)	(9,462)
Redemptions of common stock	(2,287)	(23)	(20,260)	—	—	—	(20,283)
Issuances of OP Units for DST Interests	—	—	—	—	—	97,464	97,464
Other noncontrolling interests net distributions	—	—	—	—	—	(31)	(31)
Distributions declared on common stock and noncontrolling interests (excludes $192 attributable to redeemable noncontrolling interest)	—	—	—	(18,815)	—	(3,780)	(22,595)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(304)	—	—	—	(304)
Redemptions of noncontrolling interests	—	—	(547)	—	—	(594)	(1,141)
Reallocation of stockholders' equity and noncontrolling interests	—	—	29,297	—	(125)	(29,172)	—
Balance as of September 30, 2022	202,617	$2,026	$1,831,605	$(925,083)	$16,706	$192,971	$1,118,225
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023	204,870	$2,049	$1,910,433	$(1,033,940)	$17,965	$274,337	$1,170,844
Net loss (excluding $146 attributable to redeemable noncontrolling interest)	—	—	—	(14,410)	—	(4,477)	(18,887)
Change from securities and cash flow hedging activities (excluding $2 attributable to redeemable noncontrolling interest)	—	—	—	—	123	38	161
Issuance of common stock	2,366	24	20,015	—	—	—	20,039
Share-based compensation	35	—	46	—	—	—	46
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(784)	—	—	—	(784)
Trailing distribution fees	—	—	415	1,430	—	803	2,648
Redemptions of common stock	(6,260)	(63)	(52,552)	—	—	—	(52,615)
Distributions declared on common stock and noncontrolling interests (excludes $204 attributable to redeemable noncontrolling interest)	—	—	—	(20,196)	—	(6,247)	(26,443)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	55	—	—	—	55
Redemptions of noncontrolling interests	—	—	—	—	—	(11,241)	(11,241)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(257)	—	13	244	—
Balance as of September 30, 2023	201,011	$2,010	$1,877,371	$(1,067,116)	$18,101	$253,457	$1,083,823

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	169,665	$1,696	$1,542,617	$(865,844)	$(9,563)	$107,520	$776,426
Net loss (excluding $67 attributable to redeemable noncontrolling interest)	—	—	—	(9,449)	—	(2,378)	(11,827)
Change from cash flow hedging activities (excluding $283 attributable to redeemable noncontrolling interest)	—	—	—	—	26,196	4,779	30,975
Issuance of common stock	38,620	387	332,032	—	—	—	332,419
Share-based compensation	27	—	192	—	—	—	192
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(7,172)	—	—	—	(7,172)
Trailing distribution fees	—	—	(13,312)	3,688	—	(11,744)	(21,368)
Redemptions of common stock	(5,695)	(57)	(48,726)	—	—	—	(48,783)
Issuances of OP Units for DST Interests	—	—	—	—	—	136,905	136,905
Other noncontrolling interests net distributions	—	—	—	—	—	(54)	(54)
Distributions declared on common stock and noncontrolling interests (excludes $543 attributable to redeemable noncontrolling interest)	—	—	—	(53,478)	—	(9,604)	(63,082)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,900)	—	—	—	(1,900)
Redemptions of noncontrolling interests	—	—	(1,050)	—	—	(3,456)	(4,506)
Reallocation of stockholders' equity and noncontrolling interests	—	—	28,924		73	(28,997)	—
Balance as of September 30, 2022	202,617	$2,026	$1,831,605	$(925,083)	$16,706	$192,971	$1,118,225
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022	206,108	$2,061	$1,898,510	$(973,395)	$16,083	$250,608	$1,193,867
Net loss (excluding $390 attributable to redeemable noncontrolling interest)	—	—	—	(39,164)	—	(11,304)	(50,468)
Change from securities and cash flow hedging activities (excluding $25 attributable to redeemable noncontrolling interest)	—	—	—	—	2,847	396	3,243
Issuance of common stock	11,854	119	103,731	—	—	—	103,850
Share-based compensation	35	—	196	—	—	—	196
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,421)	—	—	—	(3,421)
Trailing distribution fees	—	—	(881)	4,354	—	(3,167)	306
Redemptions of common stock	(16,986)	(170)	(145,764)	—	—	—	(145,934)
Issuances of OP Units for DST Interests	—	—	—	—	—	84,725	84,725
Other noncontrolling interests net distributions	—	—	—	—	—	(7)	(7)
Distributions declared on common stock and noncontrolling interests (excludes $588 attributable to redeemable noncontrolling interest)	—	—	—	(58,911)	—	(16,644)	(75,555)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	298	—	—	—	298
Redemptions of noncontrolling interests	—	—	(3,354)	—	—	(23,923)	(27,277)
Reallocation of stockholders' equity and noncontrolling interests	—	—	28,056	—	(829)	(27,227)	—
Balance as of September 30, 2023	201,011	$2,010	$1,877,371	$(1,067,116)	$18,101	$253,457	$1,083,823

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities:
Net loss	$(50,858)	$(11,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	99,201	101,067
Straight-line rent and amortization of above- and below-market leases	(5,464)	(5,941)
Gain on sale of real estate property	(36,884)	(94,827)
Performance participation allocation	—	22,088
Impairment loss on debt-related investment held for sale	3,780	—
Equity in loss (income) of unconsolidated joint venture partnerships	3,727	(2,298)
Loss on extinguishment of debt and financing commitments, net	700	—
Provision for current expected credit losses	2,950	—
Amortization of deferred financing costs	5,100	5,464
Increase in financing obligation liability appreciation	1,761	24,721
Unrealized loss (gain) on derivative instruments not designated as cash flow hedges	3,822	(4,223)
Other	4,506	6,400
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	9,137	19,150
Cash settlement of accrued performance participation allocation	(23,747)	—
Net cash provided by operating activities	17,731	59,707
Investing activities:
Real estate acquisitions	(262,044)	(1,181,616)
Capital expenditures	(34,576)	(25,309)
Proceeds from disposition of real estate property	53,735	274,816
Investments in debt-related investments	(27,911)	(49,699)
Principal collections on debt-related investments	64,948	4,084
Investments in unconsolidated joint venture partnerships	(27,830)	(47,906)
Investments in available-for-sale debt securities	(90,331)	—
Other	2,199	(13)
Net cash used in investing activities	(321,810)	(1,025,643)
Financing activities:
Proceeds from mortgage notes	83,500	—
Repayments of mortgage notes	(71,612)	(1,408)
Net proceeds from (repayments of) line of credit	163,000	(71,000)
Proceeds from term loan	—	275,000
Redemptions of common stock	(145,934)	(48,783)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(44,686)	(36,104)
Proceeds from issuance of common stock	79,590	311,106
Proceeds from financing obligations, net	299,749	576,541
Offering costs for issuance of common stock and private placements	(11,466)	(11,963)
Redemption of noncontrolling interests	(27,277)	(4,506)
Redemption of redeemable noncontrolling interests	—	(7,724)
Debt issuance costs paid	(1,378)	(1,542)
Interest rate cap premiums	(17,941)	—
Net cash provided by financing activities	305,545	979,617
Net increase in cash, cash equivalents and restricted cash	1,466	13,681
Cash, cash equivalents and restricted cash, at beginning of period	17,186	14,352
Cash, cash equivalents and restricted cash, at end of period	$18,652	$28,033

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the war in Ukraine and the escalating conflict in the Middle East, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Reclassifications

Certain items in our condensed consolidated balance sheets as of December 31, 2022, our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and our condensed consolidated statements of cash flows for the nine months ended September 30, 2022 have been reclassified to conform to the 2023 presentation.

Revision of Immaterial Overstatement of Noncontrolling Interests

During the three months and nine months period ended September 30, 2023, we identified misstatements associated with allocations between stockholders’ equity and noncontrolling interests. Specifically, noncontrolling interests were not adjusted through additional paid-in capital and accumulated other comprehensive income within stockholders’ equity to reflect the changing ownership percentage of third-party holders of partnership units (“OP Units”) in AREIT Operating Partnership LP (the “Operating Partnership”) each period dating back to 2008. Based on an analysis of ASC 250 “Accounting Changes and Error Corrections” and Staff Accounting Bulletin 99 “Materiality,” we determined that these allocation misstatements were immaterial to the previously issued consolidated financial statements. Also, these immaterial misstatements have no impact on our net income, net assets, cash flows, or the value of our common stock or OP Units.

Each period the ownership of the Operating Partnership varies between us, as the general partner and a limited partner, and the other limited partners of the Operating Partnership. This occurs for a variety of reasons, including the issuance of common stock or OP Units at net asset value (“NAV”), the redemption of common stock or OP Units at NAV, and the exchange or transfer of OP Units. Transactions that change our ownership interest in the Operating Partnership are accounted for as equity transactions if we retain our controlling financial interest in the Operating Partnership and no gain or loss is recognized in net income. Subsequently, the net equity balance in the Operating Partnership should be adjusted to reflect the changes in ownership of the Operating Partnership between us and the other limited partners. These adjustments are based on their respective ownership at the end of each period and are reflected as a reallocation between additional paid-in capital and accumulated other comprehensive income within stockholders’ equity and noncontrolling interests within our equity section on our condensed consolidated balance sheets and our unaudited condensed consolidated statements of equity.

The following table summarizes the effects of these reallocations on prior period balances:

		Cumulative Adjustment	Current Period
($ in thousands)	As Previously Reported	Prior to Period	Quarterly Reallocation		As Revised
As of December 31, 2021
Additional paid-in capital	$1,457,296	$85,321	$	N/A	$1,542,617
Accumulated other comprehensive income (loss)	$(13,418)	$3,855	$	N/A	$(9,563)
Noncontrolling interests	$196,696	$(89,176)	$	N/A	$107,520
As of June 30, 2022
Additional paid-in capital	$1,655,295	$92,133		$(7,185)	$1,740,243
Accumulated other comprehensive income (loss)	$(1,703)	$4,041		$12	$2,350
Noncontrolling interests	$228,185	$(96,174)		$7,173	$139,184
As of September 30, 2022
Additional paid-in capital	$1,717,360	$84,948		$29,297	$1,831,605
Accumulated other comprehensive income (loss)	$12,778	$4,053		$(125)	$16,706
Noncontrolling interests	$311,144	$(89,001)		$(29,172)	$192,971
As of December 31, 2022
Additional paid-in capital	$1,744,022	$114,245		$40,243	$1,898,510
Accumulated other comprehensive income (loss)	$13,148	$3,928		$(993)	$16,083
Noncontrolling interests	$408,031	$(118,173)		$(39,250)	$250,608
As of June 30, 2023
Additional paid-in capital	$1,727,632	$152,061		$30,740	$1,910,433
Accumulated other comprehensive income (loss)	$15,872	$2,731		$(638)	$17,965
Noncontrolling interests	$459,231	$(154,792)		$(30,102)	$274,337

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties.

	As of
(in thousands)	September 30, 2023	December 31, 2022
Land	$723,871	$694,998
Buildings and improvements	3,386,706	3,152,553
Intangible lease assets	325,660	317,141
Right of use asset	13,637	13,637
Investment in real estate properties	4,449,874	4,178,329
Accumulated depreciation and amortization	(663,675)	(572,751)
Net investment in real estate properties	$3,786,199	$3,605,578

Acquisitions

During the nine months ended September 30, 2023, we acquired 100% of the following properties through asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2023 Acquisitions:
VM8 Logistics Center	Industrial	1/19/2023	$17,511
Moreno Valley Distribution Center	Industrial	5/2/2023	33,421
Arabelle Lincoln Station	Residential	8/16/2023	80,086
BLVD Dallas	Residential	9/15/2023	58,050
SLC Logistics Center	Industrial	9/26/2023	77,085
Total 2023 acquisitions			$266,153
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions.

During the nine months ended September 30, 2023, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets as follows:

For the Nine Months Ended
($ in thousands)	September 30, 2023
Land	$36,895
Building and improvements	216,922
Intangible lease assets	11,482
Above-market lease assets	854
Total purchase price (1)	$266,153
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions.

The weighted-average amortization period for the intangible lease assets acquired in connection with our acquisitions during the nine months ended September 30, 2023, as of the respective date of each acquisition, was 4.1 years.

Dispositions

During the nine months ended September 30, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million. We recorded a net gain on sale of approximately $36.9 million.

During the nine months ended September 30, 2022, we sold six retail properties, one office property and one retail land parcel for net proceeds of approximately $274.8 million. We recorded a net gain on sale of approximately $94.8 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2023 and December 31, 2022 include the following:

	As of September 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$301,873	$(228,604)	$73,269	$294,208	$(214,201)	$80,007
Above-market lease assets (1)	23,787	(20,300)	3,487	22,933	(19,707)	3,226
Below-market lease liabilities	(73,331)	35,403	(37,928)	(76,033)	33,589	(42,444)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$996	$898	$2,738	$2,864
Above-market lease amortization	(194)	(185)	(593)	(538)
Below-market lease amortization	1,181	1,209	3,319	3,615
Real estate-related depreciation and amortization:
Depreciation expense	$27,413	$26,118	$80,911	$71,665
Intangible lease asset amortization	4,733	10,595	18,290	29,402

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

We have acquired interests in joint venture partnerships for purposes of investing in various assets and properties. We record our investments in AREIT-McDowell Vue Parent LLC (“Vue 1400 JV”), Pathfinder Core AREIT JV NNN Holdings, LLC (“Net Lease JV I”), Pathfinder Core AREIT Net Lease Aggregator LLC (“Net Lease JV II”), Pathfinder Core AREIT Net Lease TRS Aggregator LLC (“Net Lease JV III”), Ares PDC Common Holdings LLC (“Prime Date Center JV I”), Ares PDC Pref Investor LLC (“Prime Data Center JV II”) and MC European Real Estate Debt Parent II LP (“MERED II JV”) under the equity method on our condensed consolidated balance sheets as we have the ability to exercise significant influence in each partnership but do not have control of the entities. Each partnership invests in assets and properties across the U.S., with the exception of MERED II JV which plans to invest in assets in Europe. Other partners in Net Lease JV I, Net Lease JV II, Net Lease JV III, Prime Data Center JV I, Prime Data Center JV II and MERED II JV are affiliates of our Advisor. As of September 30, 2023, we had unfunded commitments of $90.2 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

The following table summarizes our investments in unconsolidated joint venture partnerships as of September 30, 2023 and December 31, 2022:

				Investments in Unconsolidated
	Investment	Ownership Percentage as of		Joint Venture Partnerships as of
($ in thousands)	Type	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Vue 1400 JV	Residential	85.0%	85.0%	$24,628	$25,984
Net Lease JV I	Net Lease	50.0%	50.0%	16,081	16,393
Net Lease JV II	Net Lease	50.0%	50.0%	58,916	65,763
Net Lease JV III	Net Lease	50.0%	50.0%	22,846	12,232
Prime Data Center JV I	Data Center	13.0%	N/A	11,667	N/A
Prime Data Center JV II	Data Center	13.0%	N/A	7,778	N/A
MERED II JV (1)	Debt	19.9%	N/A	—	N/A
Total investments in unconsolidated joint venture partnerships				$141,916	$120,372
(1)	As of September 30, 2023, we had not made any contributions to MERED II JV and had an unfunded capital commitment of $74.6 million, with provisions to increase our total capital commitment with approval from the limited and general partners.

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of September 30, 2023 and December 31, 2022:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of September 30, 2023
Senior loans (2)	$110,918	$118,414	9.0%	1.7
Mezzanine loans	107,282	108,500	11.4	1.1
Total debt-related investments (2)	$218,200	$226,914	10.4%	1.4
As of December 31, 2022
Senior loans (2)	$151,645	$154,622	8.5%	2.1
Mezzanine loans	108,794	108,500	10.4	1.9
Total debt-related investments (2)	$260,439	$263,122	9.5%	2.0
(1)	The difference between the carrying amount and the outstanding principal amount of the debt-related investments consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable.
(2)	As of September 30, 2023 and December 31, 2022, carrying amounts include $37.8 million and $42.0 million, respectively, related to one senior loan debt-related investment that was in default and on non-accrual status. Outstanding principal includes $43.8 million related to this senior loan as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023, we recorded an impairment loss of $3.8 million related to this senior loan. There was no impairment loss recorded during the three months ended September 30, 2023. The impairment loss is included in impairment loss on debt-related investment held for sale on the condensed consolidated statements of operations. This senior loan is held-for-sale and therefore the carrying amount has been reduced to its fair value as of both September 30, 2023 and December 31, 2022. Weighted-average interest rate and weighted-average remaining life excludes this senior loan from its calculations.

During the nine months ended September 30, 2023, we received full repayment of $64.9 million outstanding principal on a senior loan debt-related investment.

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

As of September 30, 2023, our CECL Reserve for our debt-related investment portfolio is $2.9 million or 1.0% of our debt- related investment commitment balance of $289.1 million, excluding debt-related investments held-for-sale. During the three months ended September 30, 2023, we recognized a decrease in provision for current expected credit losses of $1.0 million, and during the nine months ended September 30, 2023, we recognized an increase in provision for current expected credit losses of $3.0 million. The debt-related investment commitment balance is comprised of $183.1 million of funded commitments and $106.0 million of unfunded commitments with associated CECL Reserves of $1.8 million and $1.1 million, respectively. The CECL Reserve for unfunded commitments is based on the unfunded portion of the loan commitment over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit and is recorded as an other liability on the condensed consolidated balance sheets. The calculation of the CECL Reserve excludes one debt-related investment that is currently held for sale. There have been no write-offs or recoveries related to any of our existing debt-related investments. CECL Reserves were immaterial in prior periods.

Available-for-Sale Debt Securities

We acquire debt securities that are commercial real estate collateralized loan obligations (“CRE CLOs”) primarily for cash management and investment purposes. Additionally in the second quarter of 2023, we originated a preferred equity investment that is recognized as a debt security as it has a mandatory redemption feature and meets the definition of a security under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 320, Investments—Debt Securities. On the acquisition date, we designate investments in real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income. There were no credit losses associated with our available-for-sale debt securities as of and for the period ended September 30, 2023.

As of September 30, 2023 we had one preferred equity investment and one CRE CLO designated as available-for-sale debt securities. As of December 31, 2022, we had one CRE CLO designated as available-for-sale debt securities. As of September 30, 2023, the weighted-average remaining term of our CRE CLO, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was approximately 3.3 years and the remaining term of our preferred equity investment was 3.3 years. We have $11.9 million in unfunded commitments related to our preferred equity investment as of September 30, 2023. The following table summarizes our investments in available-for-sale debt securities as of September 30, 2023 and December 31, 2022:

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of September 30, 2023
CRE CLOs	$14,979	$14,886	$93	$—	$148	$15,034
Preferred equity	93,095	92,166	—	929	—	92,166
Total debt securities	$108,074	$107,052	$93	$929	$148	$107,200
As of December 31, 2022
CRE CLOs	$14,979	$14,870	$109	$—	$26	$14,896
Total debt securities	$14,979	$14,870	$109	$—	$26	$14,896
(1)	Includes unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2023	2022	Current Maturity Date	2023	2022
Line of credit (1)	5.43%	5.72%	November 2025	$398,000	$235,000
Term loan (2)	3.31	3.90	November 2026	400,000	400,000
Term loan (3)	4.26	4.56	January 2027	400,000	400,000
Fixed-rate mortgage notes	3.80	3.48	January 2027 - May 2031	392,904	380,316
Floating-rate mortgage notes (4)	4.63	4.52	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.25%	4.31%		$1,798,504	$1,622,916
Less: unamortized debt issuance costs				$(13,063)	$(14,849)
Add: unamortized mark-to-market adjustment on assumed debt				7,628	8,408
Total debt, net				$1,793,069	$1,616,475
Gross book value of properties encumbered by debt				$1,019,217	$970,310
(1)	The effective interest rate is calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of September 30, 2023, the unused and available portions under the line of credit were approximately $502.0 million and $428.5 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements relating to $150.0 million in borrowings under this line of credit. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $300.0 million in borrowings under this term loan and an interest rate cap agreement relating to $100.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $350.0 million in borrowings under this term loan and an interest rate cap agreement relating to $50.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on Adjusted Term SOFR plus a margin. As of both September 30, 2023 and December 31, 2022, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 4.61% and 4.66%, respectively, as of September 30, 2023.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 3.2 years as of September 30, 2023, excluding the impact of certain extension options.

For the three months ended September 30, 2023 and 2022, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $21.2 million and $15.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $61.4 million and $37.6 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of September 30, 2023, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2023	$—	$—	$526	$526
2024	—	—	129,265	129,265
2025	398,000	—	2,646	400,646
2026	—	400,000	85,396	485,396
2027	—	400,000	177,034	577,034
Thereafter	—	—	205,637	205,637
Total principal payments	$398,000	$800,000	$600,504	$1,798,504
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
(2)	A $127.0 million mortgage note matures in October 2024 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2023.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that approximately $17.2 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

As of September 30, 2023, we have two interest rate cap derivative instruments that are not designated as cash flow hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount (1)	Other Assets	Other Liabilities
As of September 30, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$19,860	$—
Interest rate caps designated as cash flow hedges	4	300,000	18,349
Interest rate caps not designated as cash flow hedges	2	207,600	292	—
Total derivative instruments	18	$1,157,600	$38,501	$—
As of December 31, 2022
Interest rate swaps designated as cash flow hedges	12	$650,000	$20,279	$—
Interest rate caps not designated as cash flow hedges	2	207,600	4,169	—
Total derivative instruments	14	$857,600	$24,448	$—

(1)	Excludes $127.0 million of notional amount for one interest rate cap agreement entered into in September 2023 with an effective date in October 2023. This interest rate cap agreement is replacing a separate interest rate cap agreement with a $127.0 million notional amount that is expiring in October 2023.

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Derivative instruments designated as cash flow hedges:
Gain recognized in AOCI	$5,346	$17,114	$15,492	$27,976
Amount reclassified from AOCI (out of) into interest expense	(5,252)	331	(12,346)	3,282
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	33,967	42,255	109,394	100,439
Derivative instruments not designated as cash flow hedges:
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	$(1,497)	$1,691	$(3,822)	$4,223
Realized gain on derivative instruments recognized in other income (expenses) (2)	1,421	—	3,835	—
(1)	Unrealized (loss) gain on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim cash settlements for our derivatives not designated as cash flow hedges.

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

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of September 30, 2023 and December 31, 2022, our DST Program Loans had a combined carrying value of $116.2 million and $81.9 million, respectively, a weighted-average interest rate of 5.00% and 4.47%, respectively, and a weighted-average maturity of 8.3 years and 9.2 years, respectively. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our condensed consolidated statements of operations. Credit loss reserves associated with our DST Program Loans were immaterial as of and for the periods ended September 30, 2023 and 2022.

The following table presents our DST Program activity for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
DST Interests sold	$158,399	$212,118	$351,906	$654,781
DST Interests financed by DST Program Loans	12,881	17,286	40,196	45,318
Income earned from DST Program Loans (1)	1,386	942	3,652	2,443
(Decrease) increase in financing obligation liability appreciation (2)	(3,023)	12,189	1,761	24,721
Rent obligation incurred under master lease agreements (2)	14,851	12,708	42,785	33,565
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

The Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units. We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST property by issuing OP Units in exchange for DST Interests, we relieve the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the nine months ended September 30, 2023 and 2022, 9.8 million OP Units and 15.8 million OP Units, respectively, were issued in exchange for DST Interests, for a net investment of $84.7 million and $136.9 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2023
Assets:
Derivative instruments	$—	$38,501	$—	$38,501
Available-for-sale debt securities	—	15,034	92,166	107,200
Total assets measured at fair value	$—	$53,535	$92,166	$145,701
As of December 31, 2022
Assets:
Derivative instruments	$—	$24,448	$—	$24,448
Available-for-sale debt securities	—	14,896	—	14,896
Total assets measured at fair value	$—	$39,344	$—	$39,344

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

Available-for-Sale Debt Securities. The available-for-sale debt securities are either preferred equity investments in real estate properties or CRE CLOs. The fair value for CRE CLOs are estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these CRE CLOs being unique and not actively traded, the fair value is classified as Level 2. The preferred equity investments are unlikely to have readily available market quotations. In such cases, the initial value will generally be determined using the acquisition price of such investment if acquired, or the par value of such investment if originated. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. The inputs used in estimating the fair value of these preferred equity investments are generally considered Level 3. As of September 30, 2023, we had one preferred equity investment without a readily available market quotation.

The following table presents our financial instruments measured at fair value on a recurring basis using Level 3 inputs:

	Available-For-Sale
($ in thousands)	Debt Securities	Total
Balance as of December 31, 2022	$—	$—
Purchases and contributions	90,331	90,331
Capitalized interest	2,764	2,764
Loan origination fees received	(1,022)	(1,022)
Amortization of loan origination fees (1)	93	93
Balance as of September 30, 2023	$92,166	$92,166
(1)	Included in debt-related income on the condensed consolidated statements of operations.

The following tables presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2023:

		Valuation	Unobservable	Weighted-Average	Impact to Valuation from
($ in thousands)	Fair Value	Technique	Inputs	Rate	an Increase to Input
Assets:
Available-for-sale debt securities	$92,166	Yield Method	Market Yield	13.3%	Decrease

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distributions payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of September 30, 2023		As of December 31, 2022
	Level in Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Value Hierarchy	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	3	$226,914	$221,012	$263,122	$260,841
DST Program Loans	3	116,195	111,467	81,897	79,049
Liabilities:
Line of credit	3	$398,000	$398,000	$235,000	$235,000
Term loans	3	800,000	800,000	800,000	800,000
Mortgage notes	3	600,504	554,708	587,916	541,558
(1)	The carrying value reflects the principal amount outstanding.

The initial value of debt-related investments will generally be determined using the acquisition price of such investment if acquired, or the par value of such investment if originated. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. Fair value of DST Program Loans, line of credit, term loans and mortgage notes is estimated based on a discounted cash flow methodology, taking into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.

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

Pursuant to our public offerings, we offered and continue to offer shares of our common stock at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally is equal to the NAV per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the nine months ended September 30, 2023, we raised gross proceeds of approximately $103.9 million from the sale of approximately 11.9 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $24.3 million.

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	21,672	46,163	7,947	64,741	54,578	195,101
Issuance of common stock:
Primary shares	2,994	2,303	135	3,483	—	8,915
Distribution reinvestment plan	109	211	39	321	181	861
Share-based compensation	—	—	—	27	—	27
Redemptions of common stock	(49)	(531)	(188)	(417)	(1,102)	(2,287)
Conversions	(14)	—	—	14	—	—
Balance as of September 30, 2022	24,712	48,146	7,933	68,169	53,657	202,617
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023	28,741	49,750	7,227	68,105	51,047	204,870
Issuance of common stock:
Primary shares	416	457	58	448	—	1,379
Distribution reinvestment plan	150	250	38	361	188	987
Share-based compensation	—	—	—	35	—	35
Redemptions of common stock	(430)	(1,350)	(294)	(2,507)	(1,679)	(6,260)
Conversions	(44)	27	(15)	40	(8)	—
Balance as of September 30, 2023	28,833	49,134	7,014	66,482	49,548	201,011
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	8,183	12,627	1,628	13,666	—	36,104
Distribution reinvestment plan	301	604	114	928	569	2,516
Share-based compensation	—	—	—	27	—	27
Redemptions of common stock	(82)	(842)	(558)	(973)	(3,240)	(5,695)
Conversions	(115)	—	—	115	—	—
Balance as of September 30, 2022	24,712	48,146	7,933	68,169	53,657	202,617
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022	26,884	49,237	7,871	69,142	52,974	206,108
Issuance of common stock:
Primary shares	2,923	2,426	134	3,552	—	9,035
Distribution reinvestment plan	423	709	115	1,031	541	2,819
Share-based compensation	—	—	—	35	—	35
Redemptions of common stock	(1,234)	(3,289)	(723)	(7,781)	(3,959)	(16,986)
Conversions	(163)	51	(383)	503	(8)	—
Balance as of September 30, 2023	28,833	49,134	7,014	66,482	49,548	201,011

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
September 30	0.10000	10,335	6,451	8,431	1,430	26,647
Total	$0.28750	$30,143	$17,232	$24,414	$4,354	$76,143
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
September 30	0.09375	9,684	3,972	7,732	1,399	22,787
December 31	0.09375	9,859	4,559	7,923	1,478	23,819
Total	$0.37500	$37,679	$14,706	$29,893	$5,166	$87,444
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2023	2022
Number of shares redeemed or repurchased	16,986	5,695
Aggregate dollar amount of shares redeemed or repurchased	$145,934	$48,783
Average redemption or repurchase price per share	$8.59	$8.57

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”) as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the advisory agreement. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of both September 30, 2023 and December 31, 2022, we had 2.0 million redeemable OP Units outstanding.

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
($ in thousands)	2023	2022
Balance at beginning of the year	$18,130	$8,994
Settlement of prior year performance participation allocation (1)	—	15,327
Distributions to redeemable noncontrolling interests	(588)	(543)
Redemptions to redeemable noncontrolling interests (2)	—	(7,724)
Net loss attributable to redeemable noncontrolling interests	(390)	(67)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	25	283
Redemption value allocation adjustment to redeemable noncontrolling interests (3)	(298)	1,900
Ending balance	$16,879	$18,170
(1)	There were no OP Units issued related to the 2022 performance participation allocation, as the $23.7 million payable as of December 31, 2022 was, at the election of the Advisor, settled in cash in January 2023. The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman at the time, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $7.7 million.
(3)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Balance at beginning of period	55,079	27,180
Issuance of units	9,845	15,814
Redemption of units	(3,175)	(536)
Balance at end of period	61,749	42,458

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the three months ended September 30, 2023 and 2022, the aggregate amount of OP Units redeemed was $11.2 million and $1.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the aggregate amount of OP Units redeemed was $27.3 million and $4.5 million, respectively. The estimated maximum redemption value (unaudited) as of September 30, 2023 and December 31, 2022 was $509.7 million and $488.3 million, respectively.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Selling commissions and dealer manager fees (1)	$161	$1,144	$1,121	$3,424	$—	$—
Ongoing distribution fees (1)(2)	2,232	1,869	6,576	4,743	708	748
Advisory fees—fixed component	9,661	8,980	28,822	24,351	3,255	2,868
Performance participation allocation (3)	—	3,710	—	22,088	—	23,747
Other expense reimbursements—Advisor (4)(5)	3,258	2,962	10,113	8,308	3,973	4,192
Other expense reimbursements—Dealer Manager	87	99	247	269	85	109
Property accounting fee (6)	478	508	1,448	811	166	478
DST Program selling commissions, dealer manager and distribution fees (1)	2,827	5,994	7,570	19,178	294	241
Other DST Program related costs—Advisor (5)	2,529	4,234	6,087	12,675	162	146
Total	$21,233	$29,500	$61,984	$95,847	$8,643	$32,529
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.

(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $60.6 million and $60.9 million as of September 30, 2023 and December 31, 2022, respectively, are included in other liabilities on the condensed consolidated balance sheets.
(3)	The 2022 performance participation allocation in the amount of $23.7 million became payable on December 31, 2022, and the Advisor elected to settle the amounts owed in cash in January 2023.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended September 30, 2023, and 2022 were approximately $3.0 million and $2.6 million, respectively. Amounts incurred related to these compensation expenses for the nine months ended September 30, 2023, and 2022 were approximately $9.3 million and $7.9 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the advisory agreement.

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

As of and for the periods ended September 30, 2023, there have been no student housing investments made through this arrangement nor have any fees been incurred with the Student Housing Product Specialist.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of September 30, 2023, therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the nine months ended September 30, 2023. As the performance hurdle was achieved as of September 30, 2022, we recognized approximately $3.7 million for the three months ended September 30, 2022 and $22.1 million for the nine months ended September 30, 2022 of performance participation allocation expense in our condensed consolidated statements of operations.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss attributable to common stockholders—basic	$(14,410)	$(24,872)	$(39,164)	$(9,449)
Net loss attributable to redeemable noncontrolling interests	(146)	(253)	(390)	(67)
Net loss attributable to noncontrolling interests	(4,477)	(4,996)	(11,304)	(2,378)
Net loss attributable to common stockholders—diluted	$(19,033)	$(30,121)	$(50,858)	$(11,894)
Weighted-average shares outstanding—basic	201,968	200,667	204,968	190,199
Incremental weighted-average shares effect of conversion of noncontrolling interests	64,519	42,327	59,853	36,095
Weighted-average shares outstanding—diluted	266,487	242,994	264,821	226,294
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.12)	$(0.19)	$(0.05)
Diluted	$(0.07)	$(0.12)	$(0.19)	$(0.05)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$24,260	$21,555
(Decrease) increase in accrued future ongoing distribution fees	(306)	21,371
Increase in DST Program Loans receivable through DST Program capital raising	40,196	45,318
Redeemable noncontrolling interest issued as settlement of performance participation allocation	—	15,327
Issuances of OP Units for DST Interests	84,725	136,905

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Beginning of period:
Cash and cash equivalents	$13,336	$10,605
Restricted cash	3,850	3,747
Cash, cash equivalents and restricted cash	$17,186	$14,352
End of period:
Cash and cash equivalents	$14,503	$24,245
Restricted cash	4,149	3,788
Cash, cash equivalents and restricted cash	$18,652	$28,033

14. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2023.

Unfunded Commitments

As of September 30, 2023, we had unfunded commitments of $208.1 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

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

The following table reflects our total consolidated assets by business segment as of September 30, 2023 and December 31, 2022:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Assets:
Office properties	$386,448	$377,546
Retail properties	511,636	537,147
Residential properties	1,608,727	1,495,532
Industrial properties	1,339,472	1,248,255
Investments in real estate debt and securities	325,400	275,335
Corporate	314,788	240,909
Total assets	$4,486,471	$4,174,724

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net loss attributable to common stockholders	$(14,410)	$(24,872)	$(39,164)	$(9,449)
Real estate-related depreciation and amortization	32,146	36,713	99,201	101,067
General and administrative expenses	2,974	3,155	8,991	7,786
Advisory fees	9,661	8,980	28,822	24,351
Performance participation allocation	—	3,710	—	22,088
Acquisition costs and reimbursements	2,032	1,176	5,050	3,898
Impairment loss on debt-related investment held for sale	—	—	3,780	—
Equity in loss (income) from unconsolidated joint venture partnerships	1,078	(1,590)	3,727	(2,298)
Interest expense	33,967	42,255	109,394	100,439
Gain on sale of real estate property	—	(11,303)	(36,884)	(94,827)
Loss on extinguishment of debt and financing commitments, net	—	—	700	—
Loss (gain) on derivative instruments	76	(1,691)	(13)	(4,223)
Provision for current expected credit losses	(1,048)	—	2,950	—
Other income and expenses	(1,298)	(843)	(3,330)	(1,843)
Net loss attributable to redeemable noncontrolling interests	(146)	(253)	(390)	(67)
Net loss attributable to noncontrolling interests	(4,477)	(4,996)	(11,304)	(2,378)
Net operating income	$60,555	$50,441	$171,530	$144,544

The following table sets forth consolidated financial results by segment for the three and nine months ended September 30, 2023 and 2022:

					Debt and
(in thousands)	Office	Retail	Residential	Industrial	Securities	Consolidated
For the Three Months Ended September 30, 2023
Rental revenues	$12,942	$15,131	$30,437	$23,859	$—	$82,369
Debt-related income	—	—	—	—	8,837	8,837
Rental expenses	(6,554)	(4,089)	(14,546)	(5,462)	—	(30,651)
Net operating income	$6,388	$11,042	$15,891	$18,397	$8,837	$60,555
Real estate-related depreciation and amortization	$4,054	$4,016	$10,256	$13,820	$—	$32,146
For the Three Months Ended September 30, 2022
Rental revenues	$13,065	$15,303	$28,047	$20,573	$—	$76,988
Debt-related income	—	—	—	—	1,548	1,548
Rental expenses	(6,296)	(4,421)	(12,261)	(5,117)	—	(28,095)
Net operating income	$6,769	$10,882	$15,786	$15,456	$1,548	$50,441
Real estate-related depreciation and amortization	$3,746	$4,140	$13,490	$15,337	$—	$36,713
For the Nine Months Ended September 30, 2023
Rental revenues	$39,292	$43,937	$88,108	$66,196	$—	$237,533
Debt-related income	—	—	—	—	21,787	21,787
Rental expenses	(19,626)	(11,448)	(41,806)	(14,910)	—	(87,790)
Net operating income	$19,666	$32,489	$46,302	$51,286	$21,787	$171,530
Real estate-related depreciation and amortization	$12,220	$12,094	$29,695	$45,192	$—	$99,201
For the Nine Months Ended September 30, 2022
Rental revenues	$39,845	$48,879	$70,225	$54,038	$—	$212,987
Debt-related income	—	—	—	—	5,862	5,862
Rental expenses	(18,259)	(12,826)	(30,265)	(12,955)	—	(74,305)
Net operating income	$21,586	$36,053	$39,960	$41,083	$5,862	$144,544
Real estate-related depreciation and amortization	$11,986	$13,268	$37,882	$37,931	$—	$101,067

We consider net operating income to be an appropriate supplemental performance measure and believe net operating income provides useful information to our investors regarding our financial condition and results of operations because net operating income reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expenses, gains and losses on the extinguishment of debt and noncontrolling interests. However, net operating income should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our net operating income may not be comparable to that of other real estate companies, as they may use different methodologies for calculating net operating income. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, rising interest rates, the conflict in Ukraine and the escalating conflict in the Middle East, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing public offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with the Sponsor, the Advisor and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2023, our consolidated real property portfolio consisted of 95 properties, totaling approximately 19.6 million square feet located in 33 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, one residential property, 161 net lease properties and 10 data center investments as of September 30, 2023. Unless otherwise noted, these unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

As a NAV-based perpetual life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we intend to file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the nine months ended September 30, 2023, we raised gross proceeds of approximately $103.9 million from the sale of approximately 11.9 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $24.3 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the nine months ended September 30, 2023, we sold $351.9 million of gross interests related to the DST Program, $40.2 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently operate in four reportable property segments: office, retail, residential and industrial. The following table summarizes our real property portfolio by property segment as of September 30, 2023:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	8	1,572	8.0%	$35.03	70.1%	$562,050	11.9%
Retail properties	8	18	2,318	11.8	19.69	97.5	691,050	14.6
Residential properties	9	16	4,645	23.7	28.06	92.8	1,802,150	38.0
Industrial properties	28	53	11,089	56.5	6.98	99.2	1,680,950	35.5
Total real property portfolio	33	95	19,624	100.0%	$15.04	95.2%	$4,736,200	100.0%
(1)	Reflects the number of unique markets by property segment and in total. As such, the total number of markets does not equal the sum of the number of markets by property segment as certain property segments are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of September 30, 2023.

As of September 30, 2023, we had six floating-rate debt-related investments with a weighted-average interest rate of 10.4% and a weighted-average remaining life of 1.4 years. As of September 30, 2023, the aggregate outstanding principal was $226.9 million, the aggregate carrying amount was $218.2 million and total aggregate commitments were up to $332.9 million.

As of September 30, 2023, we had two available-for-sale debt securities, which were comprised of one CRE CLO investment and one preferred equity investment. As of September 30, 2023, the aggregate fair value of these investments was $107.2 million.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.74 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.38 billion, representing a difference of approximately $359.7 million, or 8.2%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2023 and December 31, 2022:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Investments in office properties	$562,050	$610,850
Investments in retail properties	691,050	740,400
Investments in residential properties	1,802,150	1,685,000
Investments in industrial properties	1,680,950	1,603,500
Total investment in real estate properties	4,736,200	4,639,750
Investments in unconsolidated joint venture partnerships	165,396	141,272
Investments in real estate debt and securities	329,141	275,737
DST Program Loans	111,467	79,049
Total investments	5,342,204	5,135,808
Cash and cash equivalents	14,503	13,336
Restricted cash	4,149	3,850
Other assets	63,855	44,269
Line of credit, term loans and mortgage notes	(1,806,132)	(1,631,324)
Financing obligations associated with our DST Program	(1,343,592)	(1,141,866)
Other liabilities	(92,023)	(72,966)
Accrued performance participation allocation	—	(23,747)
Accrued advisory fees	(3,255)	(3,157)
Noncontrolling interests in consolidated joint venture partnerships	(1,804)	(1,582)
Aggregate Fund NAV	$2,177,905	$2,322,621
Total Fund Interests outstanding	264,805	263,232

The following table sets forth the NAV per Fund Interest as of September 30, 2023:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,177,905	$237,139	$404,108	$57,689	$546,782	$407,513	$524,674
Fund Interests outstanding	264,805	28,833	49,134	7,014	66,482	49,548	63,794
NAV Per Fund Interest	$8.2246	$8.2246	$8.2246	$8.2246	$8.2246	$8.2246	$8.2246

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of September 30, 2023, we estimated approximately $60.6 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of September 30, 2023, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.7%	6.4%	5.0%	5.5%	5.6%
Discount rate / internal rate of return	7.7%	7.1%	6.4%	6.7%	6.8%
Average holding period (years)	9.5	10.0	10.0	10.0	10.0

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.7%	2.4%	3.4%	3.2%	3.1%
	0.25% increase	(2.5)%	(2.2)%	(3.1)%	(2.9)%	(2.8)%
Discount rate (weighted-average)	0.25% decrease	2.0%	1.9%	2.0%	2.0%	2.0%
	0.25% increase	(2.0)%	(1.8)%	(1.9)%	(2.0)%	(1.9)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of September 30, 2023, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2023 was $79.9 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $79.9 million, or $0.31 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2023.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2023:

(in thousands)	As of September 30, 2023
Total stockholders' equity	$830,366
Noncontrolling interests	253,457
Total equity under GAAP	1,083,823

Adjustments:
Accrued distribution fee (1)	60,613
Redeemable noncontrolling interests (2)	16,879
Unrealized net real estate, financing obligations, debt and interest rate hedge appreciation (depreciation) (3)	347,348
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	23,480
Accumulated depreciation and amortization (5)	628,272
Other adjustments (6)	17,490
Aggregate Fund NAV	$2,177,905
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid for our estimate of how long Class T, Class S, and Class D OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in equity under GAAP.

(3)	Our real estate and debt-related investments are presented at historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans, line of credit and financing obligations are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our real estate, debt-related investments, debt instruments or financing obligations are not included in our GAAP results. For purposes of determining our NAV, our real estate, debt-related investments, financing obligations and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(4)	Our investments in unconsolidated joint venture partnerships are presented at historical cost in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, and (ii) other minor adjustments.

Performance

Our NAV decreased from $8.82 per share as of December 31, 2022 to $8.22 per share as of September 30, 2023. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial and residential properties and the disposition of one partial retail property for net proceeds of approximately $53.7 million at a sale price in excess of carrying value.

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

			One-Year				Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Inception
(as of September 30, 2023) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.39)%	(7.45)%	(7.34)%	5.72%	5.09%	5.54%	6.23%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.15)%	(7.52)%	(7.72)%	7.23%	5.71%	5.85%	6.51%
Difference	(0.24)%	0.07%	0.38%	(1.51)%	(0.62)%	(0.31)%	(0.28)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.05)%	(4.21)%	(4.10)%	6.94%	5.82%	5.85%	6.35%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.80)%	(4.29)%	(4.49)%	8.47%	6.44%	6.16%	6.63%
Difference	(0.25)%	0.08%	0.39%	(1.53)%	(0.62)%	(0.31)%	(0.28)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.39)%	(7.45)%	(7.34)%	5.72%	5.09%	5.54%	6.23%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.15)%	(7.52)%	(7.72)%	7.23%	5.71%	5.85%	6.51%
Difference	(0.24)%	0.07%	0.38%	(1.51)%	(0.62)%	(0.31)%	(0.28)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.05)%	(4.21)%	(4.10)%	6.94%	5.82%	5.85%	6.35%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.80)%	(4.29)%	(4.49)%	8.47%	6.44%	6.16%	6.63%
Difference	(0.25)%	0.08%	0.39%	(1.53)%	(0.62)%	(0.31)%	(0.28)%

Class D Share Total Return (3)	(0.90)%	(3.78)%	(3.52)%	7.58%	6.45%	6.44%	6.60%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.65)%	(3.86)%	(3.92)%	9.12%	7.08%	6.76%	6.88%
Difference	(0.25)%	0.08%	0.40%	(1.54)%	(0.63)%	(0.32)%	(0.28)%

Class I Share Total Return (3)	(0.83)%	(3.60)%	(3.28)%	7.85%	6.72%	6.81%	6.98%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.58)%	(3.68)%	(3.68)%	9.39%	7.35%	7.13%	7.26%
Difference	(0.25)%	0.08%	0.40%	(1.54)%	(0.63)%	(0.32)%	(0.28)%

Class E Share Return Total Return (3)	(0.83)%	(3.60)%	(3.28)%	7.85%	6.72%	6.85%	7.02%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.58)%	(3.68)%	(3.68)%	9.39%	7.35%	7.17%	7.31%
Difference	(0.25)%	0.08%	0.40%	(1.54)%	(0.63)%	(0.32)%	(0.29)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

During the third quarter of 2023, global markets endured heightened volatility. In addition to elevated inflation, the commercial real estate markets continued to be impacted by the macroeconomic environment, most notably, the Federal Reserve’s tightening monetary policy, associated borrowing cost increases and uncertainty with respect to small and regional U.S. banking demand to finance commercial real estate properties. Rising interest rates continued to also put pressure on free cash flow generated from commercial real estate properties and returns that investors demand for these assets, which in turn has impacted real estate values. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong operating fundamentals of real estate. We believe our portfolio is well-positioned in this market environment. While we saw capitalization rates and yields continuing to widen this past quarter which resulted in softening of property valuations, real estate operating fundamentals remain favorable across our preferred sectors, supported by positive rent growth, low vacancy rates and demand generally outpacing supply in certain sectors like multifamily and industrial. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2023 Activities

During the nine months ended September 30, 2023, we completed the following activities:

●	We acquired three industrial properties and two residential properties for an aggregate contractual purchase price of approximately $265.8 million. We also invested an aggregate of $146.1 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
●	We sold one partial retail property for net proceeds of $53.7 million and recorded a net gain on sale of $36.9 million related to the sale of this property. We also received full repayment of $64.9 million outstanding principal on a senior loan debt-related investment.
●	We leased approximately 3.0 million square feet of our commercial properties, which included 0.5 million square feet of new leases and 2.5 million square feet of renewals. During the first nine months of 2023, rent growth on comparable commercial leases executed during the year averaged 27.4% when calculated using cash basis rental rates and 35.7% when calculated using GAAP basis rental rates. For our residential properties, rent growth on new and renewal leases executed during the year averaged 4.9%. As of September 30, 2023, rents across our industrial properties and residential properties, our two largest property segments, are estimated to be 18.2% and 5.0% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We increased our leverage ratio from 31.8% as of December 31, 2022, to 34.1% as of September 30, 2023. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $455.8 million from the sale of our common stock and DST Interests. This includes $103.9 million from the sale of 11.9 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $24.3 million and $351.9 million of gross capital through private placement offerings by selling DST Interests, $40.2 million of which were financed by DST Program Loans.
●	We redeemed 17.0 million shares of common stock at a weighted-average purchase price of $8.59 per share for an aggregate amount of $145.9 million.
●	We entered into an $83.5 million mortgage loan, secured by several of our industrial properties, at a fixed interest rate of 5.30%.
●	We entered into three interest rate cap agreements with an aggregate notional amount of $300.0 million that became effective in February 2023 and June 2023. We also entered into one interest rate cap agreement with a notional amount of $127.0 million in September 2023 that will be become effective in October 2023. This interest rate cap agreement is replacing a separate interest rate cap agreement with a $127.0 million notional amount that is expiring in October 2023.

Results for the Three and Nine Months Ended September 30, 2023 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, and for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022:

	For the Three Months Ended		Change		For the Nine Months Ended		Change
($ in thousands, except per share data)	September 30, 2023	June 30, 2023	$	%	September 30, 2023	September 30, 2022	$	%
Revenues:
Rental revenues	$82,369	$77,204	$5,165	6.7%	$237,533	$212,987	$24,546	11.5%
Debt-related income	8,837	7,189	1,648	22.9	21,787	5,862	15,925	NM
Total revenues	91,206	84,393	6,813	8.1	259,320	218,849	40,471	18.5
Operating expenses:
Rental expenses	30,651	28,839	1,812	6.3	87,790	74,305	13,485	18.1
Real estate-related depreciation and amortization	32,146	33,858	(1,712)	(5.1)	99,201	101,067	(1,866)	(1.8)
General and administrative expenses	2,974	2,973	1	0.0	8,991	7,786	1,205	15.5
Advisory fees	9,661	9,623	38	0.4	28,822	24,351	4,471	18.4
Performance participation allocation	—	—	—	—	—	22,088	(22,088)	(100.0)
Acquisition costs and reimbursements	2,032	1,849	183	9.9	5,050	3,898	1,152	29.6
Impairment loss on debt-related investment held for sale	—	1,260	(1,260)	(100.0)	3,780	—	3,780	NM
Total operating expenses	77,464	78,402	(938)	(1.2)	233,634	233,495	139	0.1
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnerships	1,078	203	875	NM	3,727	(2,298)	6,025	NM
Interest expense	33,967	37,882	(3,915)	(10.3)	109,394	100,439	8,955	8.9
Gain on sale of real estate property	—	—	—	—	(36,884)	(94,827)	57,943	61.1
Loss on extinguishment of debt and financing commitments, net	—	—	—	—	700	—	700	NM
Loss (gain) on derivative instruments	76	(192)	268	NM	(13)	(4,223)	4,210	99.7
Provision for current expected credit losses	(1,048)	(1,632)	584	35.8	2,950	—	2,950	NM
Other income and expenses	(1,298)	(1,016)	(282)	(27.8)	(3,330)	(1,843)	(1,487)	(80.7)
Total other expenses (income)	32,775	35,245	(2,470)	(7.0)	76,544	(2,752)	79,296	NM
Net loss	(19,033)	(29,254)	10,221	34.9	(50,858)	(11,894)	(38,964)	NM
Net loss attributable to redeemable noncontrolling interests	146	226	(80)	(35.4)	390	67	323	NM
Net loss attributable to noncontrolling interests	4,477	6,278	(1,801)	(28.7)	11,304	2,378	8,926	NM
Net loss attributable to common stockholders	$(14,410)	$(22,750)	$8,340	36.7%	$(39,164)	$(9,449)	$(29,715)	NM %
Weighted-average shares outstanding—basic	201,968	206,214	(4,246)	(2.1)%	204,968	190,199	14,769	7.8%
Weighted-average shares outstanding—diluted	266,487	264,963	1,524	0.6%	264,821	226,294	38,527	17.0%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.07)	$(0.11)	$0.04	36.4%	$(0.19)	$(0.05)	$(0.14)	NM %

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $5.2 million for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, primarily due to increased rental rates at our industrial and residential properties during the third quarter of 2023. Total rental revenues increased by $24.5 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio, partially offset by reduced occupancy at our Bala Pointe and Eden Prairie properties. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
(in thousands)	September 30, 2023	June 30, 2023	$	%	2023	2022	$	%
Rental income	$80,386	$75,619	$4,767	6.3%	$232,069	$207,046	$25,023	12.1%
Straight-line rent	996	674	322	47.8	2,738	2,864	(126)	(4.4)
Amortization of above- and below-market intangibles	987	911	76	8.3	2,726	3,077	(351)	(11.4)
Total rental revenues	$82,369	$77,204	$5,165	6.7%	$237,533	$212,987	$24,546	11.5%

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $1.6 million and $15.9 million for the three and nine months ended September 30, 2023 as compared to the three months ended June 30, 2023 and the nine months ended September 30, 2022, respectively, primarily due to the growth of our investments in real estate debt and securities.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses for the three and nine months ended September 30, 2023 increased by $1.8 and $13.5 million, as compared to the three months ended June 30, 2023 and the nine months ended September 30, 2022, respectively, primarily due to (i) an increase in non-same store rental expenses resulting from significant net growth in our portfolio; and (ii) increased operating expenses across our same store residential properties, in aggregate. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
(in thousands)	September 30, 2023	June 30, 2023	$	%	2023	2022	$	%
Real estate taxes	$12,646	$12,178	$468	3.8%	$37,272	$30,523	$6,749	22.1%
Repairs and maintenance	6,891	5,963	928	15.6	18,634	15,942	2,692	16.9
Utilities	2,885	2,439	446	18.3	8,212	7,971	241	3.0
Property management fees	1,983	1,960	23	1.2	5,876	5,149	727	14.1
Insurance	1,680	1,675	5	0.3	4,539	3,398	1,141	33.6
Other	4,566	4,624	(58)	(1.3)	13,257	11,322	1,935	17.1
Total rental expenses	$30,651	$28,839	$1,812	6.3%	$87,790	$74,305	$13,485	18.1%

All Remaining Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $5.2 million impact on our net income (loss) for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, primarily due to the following:

●	a decrease in interest expense of $3.9 million driven by a decrease in financing obligation liability appreciation; and
●	a decrease in real estate-related depreciation and amortization of $1.7 million driven by lower amortization expense due to certain intangible lease assets becoming fully amortized in the second quarter of 2023.

In aggregate, the remaining items that comprise our net income (loss) had a $(66.0) million impact on our net income (loss) for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the following:

●	a decrease in gain on sale of real estate property of $57.9 million driven by lower disposition activity in 2023;
●	an increase in interest expense of $9.0 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt; and
●	a decrease in equity in income (loss) from unconsolidated joint venture partnerships of $6.0 million driven by increases in depreciation expense at properties owned by our unconsolidated joint venture partnerships.

Partially offset by:

●	a decrease in performance participation allocation of $22.1 million as the requisite performance hurdle was met in 2022 and performance participation allocation expense was then recognized, while the performance hurdle was not met in 2023 and no performance participation allocation expense was recognized.

Same Store Portfolio Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI for our properties as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expenses, gains and losses on the extinguishment of debt and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI, therefore, our investors should consider net income (loss) as the primary indicator of our overall financial performance.

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

The same store operating portfolio for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 presented below includes 91 properties totaling 18.6 million square feet owned as of April 1, 2023, which represented 94.8% of total rentable square feet as of September 30, 2023. The same store operating portfolio for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 presented below includes 60 properties totaling approximately 12.6 million square feet owned as of January 1, 2022, which represented 64.4% of total rentable square feet as of September 30, 2023.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, and for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022:

	For the Three Months Ended		For the Nine Months Ended September 30,
(in thousands)	September 30, 2023	June 30, 2023	2023	2022
Net loss attributable to common stockholders	$(14,410)	$(22,750)	$(39,164)	$(9,449)
Debt-related income	(8,837)	(7,189)	(21,787)	(5,862)
Real estate-related depreciation and amortization	32,146	33,858	99,201	101,067
General and administrative expenses	2,974	2,973	8,991	7,786
Advisory fees	9,661	9,623	28,822	24,351
Performance participation allocation	—	—	—	22,088
Acquisition costs and reimbursements	2,032	1,849	5,050	3,898
Impairment loss on debt-related investment held for sale	—	1,260	3,780	—
Equity in loss (income) from unconsolidated joint venture partnerships	1,078	203	3,727	(2,298)
Interest expense	33,967	37,882	109,394	100,439
Gain on sale of real estate property	—	—	(36,884)	(94,827)
Loss on extinguishment of debt and financing commitments, net	—	—	700	—
Loss (gain) on derivative instruments	76	(192)	(13)	(4,223)
Provision for current expected credit losses	(1,048)	(1,632)	2,950	—
Other income and expenses	(1,298)	(1,016)	(3,330)	(1,843)
Net loss attributable to redeemable noncontrolling interests	(146)	(226)	(390)	(67)
Net loss attributable to noncontrolling interests	(4,477)	(6,278)	(11,304)	(2,378)
Property net operating income	$51,718	$48,365	$149,743	$138,682
Less: Non-same store property NOI	1,278	280	38,175	28,811
Same store property NOI	$50,440	$48,085	$111,568	$109,871

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

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and NOI for the three months ended September 30, 2023, as compared to the three months ended June 30, 2023, and for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
($ in thousands, except per square foot data)	September 30, 2023	June 30, 2023	$	%	2023	2022	$	%
Rental revenues:
Office	$12,941	$12,978	$(37)	(0.3)%	$36,142	$37,559	$(1,417)	(3.8)%
Retail	15,131	14,320	811	5.7	43,539	41,693	1,846	4.4
Residential	29,488	28,824	664	2.3	49,968	46,640	3,328	7.1
Industrial	23,200	20,713	2,487	12.0	45,016	42,469	2,547	6.0
Total same store rental revenues	80,760	76,835	3,925	5.1	174,665	168,361	6,304	3.7
Non-same store properties	1,609	369	1,240	NM	62,868	44,626	18,242	40.9
Total rental revenues	$82,369	$77,204	$5,165	6.7%	$237,533	$212,987	$24,546	11.5%
Rental expenses:
Office	$(6,554)	$(6,439)	$(115)	(1.8)%	$(18,727)	$(17,110)	$(1,617)	(9.5)%
Retail	(4,190)	(3,773)	(417)	(11.1)	(11,278)	(11,449)	171	1.5
Residential	(14,262)	(14,069)	(193)	(1.4)	(22,625)	(19,750)	(2,875)	(14.6)
Industrial	(5,314)	(4,469)	(845)	(18.9)	(10,467)	(10,181)	(286)	(2.8)
Total same store rental expenses	(30,320)	(28,750)	(1,570)	(5.5)	(63,097)	(58,490)	(4,607)	(7.9)
Non-same store properties	(331)	(89)	(242)	NM	(24,693)	(15,815)	(8,878)	(56.1)
Total rental expenses	$(30,651)	$(28,839)	$(1,812)	(6.3)%	$(87,790)	$(74,305)	$(13,485)	(18.1)%
Property NOI:
Office	$6,387	$6,539	$(152)	(2.3)%	$17,415	$20,449	$(3,034)	(14.8)%
Retail	10,941	10,547	394	3.7	32,261	30,244	2,017	6.7
Residential	15,226	14,755	471	3.2	27,343	26,890	453	1.7
Industrial	17,886	16,244	1,642	10.1	34,549	32,288	2,261	7.0
Total same store property NOI	50,440	48,085	2,355	4.9	111,568	109,871	1,697	1.5
Non-same store properties	1,278	280	998	NM	38,175	28,811	9,364	32.5
Total property NOI	$51,718	$48,365	$3,353	6.9%	$149,743	$138,682	$11,061	8.0%
Same store average percentage leased:
Office	69.8%	74.8%			71.2%	76.4%
Retail	97.3	96.8			96.7	94.8
Residential	93.5	93.6			93.9	93.6
Industrial	98.3	97.6			99.7	98.3
Same store average annualized base rent per square foot:
Office	$35.02	$35.40			$36.50	$36.58
Retail	19.69	19.39			19.69	19.32
Residential	28.38	27.50			31.54	30.27
Industrial	6.83	6.09			6.54	6.28

NM = Not meaningful

Office Segment. For the three months ended September 30, 2023, our office segment same store NOI remained consistent as compared to the three months ended June 30, 2023. For the nine months ended September 30, 2023, our office segment same store NOI decreased by $3.0 million as compared to the nine months ended September 30, 2022, primarily due to the lease expiration of a tenant at our Eden Prairie property and decreased occupancy at our Bala Pointe property.

Retail Segment. For the three months ended September 30, 2023, our retail segment same store NOI increased by $0.4 million as compared to the three months ended June 30, 2023, primarily due to increased rental revenue from an early termination fee at our Suniland Shopping Center property during the third quarter of 2023. For the nine months ended September 30, 2023, our retail segment same store NOI increased by $2.0 million as compared to the nine months ended September 30, 2022, primarily due to decreased bad debt expense at certain properties and increased occupancy at our Saugus property.

Residential Segment. For the three months ended September 30, 2023, our residential segment same store NOI increased by $0.5 million as compared to the three months ended June 30, 2023, primarily due to increased rental rates at certain of our residential properties. For the nine months ended September 30, 2023, our residential segment same store NOI increased by $0.5 million, as compared to the nine months ended September 30, 2022, primarily due to increased rental rates, reduced vacancy and loss to lease, partially offset by increased operating expenses at certain of our residential properties.

Industrial Segment. For the three months ended September 30, 2023, our industrial segment same store NOI increased by $1.6 million as compared to the three months ended June 30, 2023, primarily due to increased rental rates at certain of our industrial properties. For the nine months ended September 30, 2023, our industrial segment same store NOI increased by $2.3 million as compared to the nine months ended September 30, 2022, primarily due to increased occupancy at certain of our industrial properties and reduced bad debt expense during 2023.

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

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) our performance participation allocation, (ii) unrealized (gain) loss from changes in fair value of financial instruments and (iii) increase (decrease) in financing obligation liability appreciation.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
GAAP net loss	$(19,033)	$(30,121)	$(50,858)	$(11,894)
Weighted-average shares outstanding—diluted	266,487	242,994	264,821	226,294
GAAP net loss per common share—diluted	$(0.07)	$(0.12)	$(0.19)	$(0.05)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	32,146	36,713	99,201	101,067
Gain on sale of real estate property	—	(11,303)	(36,884)	(94,827)
Our share of adjustments from joint venture partnerships	1,422	630	5,734	2,793
NAREIT FFO	$14,535	$(4,081)	$17,193	$(2,861)
NAREIT FFO per common share—diluted	$0.05	$(0.02)	$0.06	$(0.01)
Adjustments to arrive at AFFO:
Performance participation allocation	—	3,710	—	22,088
Unrealized loss (gain) on financial instruments (1)	449	(1,691)	10,552	(4,223)
(Decrease) increase in financing obligation liability appreciation	(3,023)	12,189	1,761	24,721
Our share of adjustments from joint venture partnerships	151	(722)	330	(1,535)
AFFO	$12,112	$9,405	$29,836	$38,190
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, impairment loss on our debt-related investments and changes to our provision for current expected credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our public and private offerings and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2023, we had approximately $2.2 million of borrowings, including scheduled amortization payments, and $62.9 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $208.1 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of September 30, 2023. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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

As of September 30, 2023, our financial position was strong with 34.1% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 93.9% occupied (95.2% leased) as of September 30, 2023 and is diversified across 95 properties totaling 19.6 million square feet across 33 geographic markets. Our properties contain a diverse roster of 410 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 38.0% residential, 35.5% industrial, 14.6% retail which is primarily grocery-anchored, and 11.9% office.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change
Total cash provided by (used in):
Operating activities	$17,731	$59,707	$(41,976)
Investing activities	(321,810)	(1,025,643)	703,833
Financing activities	305,545	979,617	(674,072)
Net increase in cash, cash equivalents and restricted cash	$1,466	$13,681	$(12,215)

Net cash provided by operating activities decreased by approximately $42.0 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to changes in operating assets and liabilities of $10.0 million as compared to the prior period and the $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023.

Net cash used in investing activities decreased by approximately $703.8 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to a decrease in real estate property acquisition activity of $919.6 million and an increase in principal collections on debt-related investments of $60.9 million. These drivers were partially offset by a decrease in proceeds from disposition of real estate property of $221.1 million and an increase in investments in available-for-sale debt securities of $90.3 million.

Net cash provided by financing activities decreased by approximately $674.1 million for the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to a decrease in net offering activity from our DST Program and public offering of $507.8 million, an increase in redemption activity of $119.9 million and a decrease in net borrowing activity of $27.7 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2023, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $398.0 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.33%, which includes the effect of the interest rate swap and/or cap agreements related to $950.0 million in borrowings under our line of credit and our term loans.

As of September 30, 2023, the unused and available portions under our line of credit were $502.0 million and $428.5 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of September 30, 2023, we had property-level borrowings of approximately $600.5 million outstanding with a weighted-average remaining term of approximately 3.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.09%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2023.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investment in our unconsolidated joint venture partnerships and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 34.1% as of September 30, 2023. Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates, increased market volatility and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of September 30, 2023, we had $1.2 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the nine months ended September 30, 2023, the amount of aggregate gross proceeds raised from our public offerings (including shares issued pursuant to the distribution reinvestment plan) was $103.9 million ($99.6 million net of direct selling costs).

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

On June 14, 2023, our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock, such that distributions in the amount of $0.03333 per share were paid to stockholders of record on July 31, 2023, August 31, 2023 and September 29, 2023. The new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.03125 per share that had been paid since January 31, 2018. The distributions on Class T shares, Class S shares and Class D shares of our common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares. The distributions were paid on or about the last business day of each respective month to stockholders of record as of the close of business on the last business day of each respective month. There can be no assurances that this new distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$18,216	68.4%	$15,055	66.1%
Reinvested in shares	8,431	31.6	7,732	33.9
Total (2)	$26,647	100.0%	$22,787	100.0%
Sources of Distributions:
Cash flows from operating activities	$18,216	68.4%	$10,087	44.3%
Borrowings	—	—	4,968	21.8
DRIP (3)	8,431	31.6	7,732	33.9
Total (2)	$26,647	100.0%	$22,787	100.0%

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$51,729	67.9%	$41,655	65.5%
Reinvested in shares	24,414	32.1	21,970	34.5
Total (2)	$76,143	100.0%	$63,625	100.0%
Sources of Distributions:
Cash flows from operating activities	$17,731	23.3%	$41,655	65.5%
Borrowings	33,998	44.6	—	—
DRIP (3)	24,414	32.1	21,970	34.5
Total (2)	$76,143	100.0%	$63,625	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares and OP Units.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended September 30, 2023 and 2022, our FFO was $14.5 million, or 54.5% of our total distributions, and $(4.1) million, or (17.9)% of our total distributions, respectively. For the nine months ended September 30, 2023 and 2022, our FFO was $17.2 million, or 22.6% of our total distributions, and $(2.9) million, or (4.5)% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2023	2022
Number of shares redeemed or repurchased	16,986	5,695
Aggregate dollar amount of shares redeemed or repurchased	$145,934	$48,783
Average redemption or repurchase price per share	$8.59	$8.57

For the nine months ended September 30, 2023 and 2022, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $145.9 million and $48.8 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our public offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our public offerings; proceeds from the disposition of properties and other longer-term borrowings.

For purposes of the share redemption program, redemption requests received in a month are included on the last day of such month because that is the last day the shareholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. As of September 30, 2023, our critical accounting estimates have not changed from those described in our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we often plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2023, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2023, our fixed interest rate debt consisted of $392.9 million under our mortgage notes and $650.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 58.0% of our total consolidated debt as of September 30, 2023. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.0 billion and $1.0 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2023. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2023, our consolidated variable interest rate debt consisted of $248.0 million of borrowings under our line of credit, $150.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 42.0% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $755.6 million of consolidated borrowings; however, $507.6 million of these borrowings are capped through the use of five interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2023, would increase our annual interest expense by approximately $0.6 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of September 30, 2023, we had 18 outstanding and 17 effective derivative instruments, with a total notional amount of $1.2 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes the redemption activity for the three months ended September 30, 2023, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
July 31, 2023	2,957	$8.45	2,957	—
August 31, 2023	1,491	8.39	1,491	—
September 30, 2023 (3)	1,812	8.34	1,812	—
Total	6,260	$8.40	6,260	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in September 2023 are considered redeemed on October 1, 2023 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day shareholders have rights in the Company and we redeemed $44.3 million of shares of common stock for the three months ended September 30, 2023.

ITEM 5. OTHER INFORMATION

Distribution Reinvestment Plan Suitability Requirement

Pursuant to the terms of our distribution reinvestment plan (“DRIP”), participants in the DRIP must promptly notify us if at any time they fail to meet the current suitability requirements for making an investment in us.

The current suitability standards require that Class E stockholders participating in the DRIP other than investors in Arizona, California, Ohio and Oregon have either:

●	a net worth (exclusive of home, home furnishings and automobiles) of $150,000 or more; or
●	a net worth (exclusive of home, home furnishings and automobiles) of at least $45,000 and had during the last tax year, or estimate that such investor will have during the current tax year, a minimum of $45,000 annual gross income.

The current suitability standards require that Class E stockholders participating in the DRIP in Arizona, California, Ohio and Oregon have either:

●	a net worth (exclusive of home, home furnishings and automobiles) of $250,000 or more; or
●	a net worth (exclusive of home, home furnishings and automobiles) of at least $70,000 and had during the last tax year, or estimate that such investor will have during the current tax year, a minimum of $70,000 annual gross income.

In addition, Class E stockholders participating in the DRIP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates. The current suitability standards for Class T, Class S, Class D and Class I stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class T, Class S, Class D and Class I public offering prospectus on file at www.sec.gov and on our website at areswmsresources.com/investment-solutions/AREIT.

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRIP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*

Third Amendment to Third Amended and Restated Credit and Term Loan Agreement, dated August 18, 2023, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A.

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 13, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

November 13, 2023	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 13, 2023	By:	/s/ LAINIE P. MINNICK
Lainie P. Minnick Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)