Form 10-K
period 2023-12-31
Ares Real Estate Income Trust Inc.
filed 2024-03-13
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 cannot be calculated because no established market exists for the registrant’s common stock.

There were 204,870,070 outstanding shares of common stock held by non-affiliates, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 4, 2024, 28,436,641 shares of Class T common stock, 47,646,608 shares of Class S common stock, 6,875,125 shares of Class D common stock, 64,381,818 shares of Class I common stock and 47,173,348 shares of Class E common stock of the registrant, each with a par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2024.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, rising interest rates, and the conflicts in Ukraine and in the Middle East, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing securities offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with Ares real estate (the “Sponsor”), Ares Commercial Real Estate Management LLC (the “Advisor”), and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

SUMMARY RISK FACTORS

An investment in shares of our common stock involves significant risks, See “Risk Factors” beginning on page 4. These risks include, among others:

●	There is no public trading market for shares of our common stock, and it may therefore be difficult for you to sell your shares.
●	There are limits on the ownership, transferability and redemption of shares of our common stock which may significantly limit the liquidity of an investment in shares of our common stock.
●	Since there is no public trading market for shares of our common stock, redemption of shares by us will likely be the only way to dispose of your shares. Our share redemption program provides stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity, volume limits and other significant restrictions. Further, our board of directors may modify or suspend our share redemption program if in its reasonable judgment it deems a modification or suspension to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	A portion of the proceeds raised in our securities offerings is expected to be used to satisfy redemption requests, including requests from our existing stockholders which may be significant. Using the proceeds raised in our securities offerings for redemptions will reduce the net proceeds available to retire debt, or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our net asset value (“NAV”).
●	In connection with our securities offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. The costs of our securities offerings may negatively impact our ability to pay distributions and your overall return.
●	The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market.
●	In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Our management's assessment of the market values of our properties may also differ from the appraised values of our properties. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers, and/or key personnel of the Advisor, our Dealer Manager and/or other entities related to our Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that the fees the Advisor receives for services rendered to us are based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating.
●	We are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions and other factors particular to the locations of our respective real property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could make alternative interest-bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

●	Our use of leverage increases the risk of loss on our investments and places certain restrictions upon us which may limit us from realizing the most optimal value for such investments.
●	If we fail to maintain our status as a REIT, it would adversely affect our results of operations and our ability to make distributions to our stockholders.
●	The amount of distributions we may make is uncertain. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. The use of these sources for distributions would decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and could potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property generally will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms.

PART I

ITEM 1.BUSINESS

The Company

Ares Real Estate Income Trust Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. As of December 31, 2023, our consolidated real property portfolio consisted of 99 properties, totaling approximately 20.1 million square feet located in 33 markets throughout the U.S. As used herein, the terms “AREIT,” the “Company,” “we,” “our” or “us” refer to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.

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

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the second amended and restated advisory agreement (2023), effective as of June 3, 2023 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends on April 30, 2024, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we may file new registration statements on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). During 2023, we raised $88.1 million of gross proceeds from the sale of common stock in our ongoing public primary offerings and $32.6 million from the sale of common stock under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our current public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (a “DST” or multiple “DSTs”) holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more DSTs by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to finance up to 50% of the purchase price of DST Interests paid by certain purchasers of the interests in the Delaware statutory trusts. During 2023, we sold $479.2 million of gross interests related to the DST Program, $51.4 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” for additional detail regarding the DST Program.

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

Investment Strategy

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail) and investments in real estate debt and securities. To a lesser extent, we invest in and/or intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our objective is to bring the Ares leading institutional-quality real assets investment platform to income-focused investors, with significant diversification across real estate and real estate-related asset classes, geographies and sectors. We intend to allocate capital dynamically between sectors and strategies so as to achieve outperformance through strategic diversification rather than outsized risk. We expect real estate debt, non-US jurisdictions and/or infrastructure assets to comprise up to 30% of our assets. Currently, infrastructure is not expected to comprise more than 10% of our assets with a focus on real estate-related infrastructure and renewable energy sources. While we will not limit our investment opportunities to stay within these allocations, we may adjust our expectations based on market conditions and opportunities.

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

Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. Such investments may be in the form of equity or debt, and in particular, we believe that debt investments provide an increasingly attractive risk adjusted return in today's environment. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored. To a lesser extent, we intend to invest in triple net lease and self-storage, properties in sectors adjacent to our primary investment sectors, real estate-related securities and/or infrastructure. Our investments in real estate-related securities generally will focus on debt or equity issued by public and private real estate companies and/or certain other securities, with the primary goal of such investments being preservation of liquidity in support of our share redemption program, while also seeking income, potential for capital appreciation and further portfolio diversification.

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

Financing Objectives

We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage increased to 36.4% as of December 31, 2023, as compared to 31.8% as of December 31, 2022. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2023, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. Our 10 largest customers represented 16.5% and 24.8% of total annualized base rent and total leased square feet, respectively. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

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

We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares. In addition, the total amount of aggregate redemptions of our shares (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares (based on the price at which the shares are redeemed) equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares (based on the price at which the shares are redeemed) over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively, referred to herein as the “2% and 5% limits”), which in the second and third months of a quarter could be less than 2% of the NAV of such share class and could even be zero. In addition, for both the aggregate and class-specific allocations described above, (i) provided that the share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that the share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).

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

The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2023, based on the NAV per share of $8.02 on that date, we had outstanding approximately $228.1 million in Class T shares, $386.2 million in Class S shares, $55.6 million in Class D shares, $525.5 million in Class I shares and $386.7 million in Class E shares.

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

We currently expect to use a portion of the proceeds from our public offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise a significant portion of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed approximately $193.9 million of shares of our common stock during the year ended December 31, 2023. Using the proceeds from our public offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

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

Because we generally do not mark to market our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.

In accordance with our valuation procedures, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2023 was $43.5 million lower than the carrying value used for calculation of our NAV for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for calculation of our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $43.5 million, or $0.16 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2023. As of December 31, 2023, we classified all of our debt as intended to be held to maturity.

Stockholders do not have the benefit of an independent due diligence review in connection with our securities offerings which increases the risk of their investment.

Because the Advisor and the Dealer Manager are related, investors do not have the benefit of an independent due diligence review and investigation of the type normally performed by an unrelated, independent underwriter in connection with a securities offering. In addition, DLA Piper LLP (US) has acted as counsel to us, the Advisor and the Dealer Manager in connection with our securities offerings and, therefore, investors do not have the benefit of a due diligence review that might otherwise be performed by independent counsel. Under applicable legal ethics rules, DLA Piper LLP (US) may be precluded from representing us due to a conflict of interest between us and the Dealer Manager. If any situation arises in which our interests are in conflict with those of the Dealer Manager or its related parties, we would be required to retain additional counsel and may incur additional fees and expenses. The lack of an independent due diligence review and investigation increases the risk of stockholders’ investment.

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

Our total distributions declared for the years ended December 31, 2023, 2022, and 2021 were $103.7 million, $87.4 million, and $65.3 million, respectively, which includes $32.7 million, $29.9 million, and $23.6 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations the years ended December 31, 2023, 2022, and 2021 was $16.0 million, $62.5 million, and $49.4 million, respectively. Accordingly, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In addition, for years in which total distributions were fully funded from our operations, in some cases our distributions were not fully funded from our operations for individual quarters. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In the future, we may continue to fund our monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to strive to fund the payment of regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from our securities offerings or decide to invest our capital in lower yielding assets, we may be required to fund our distributions to our stockholders from a combination of our operating, investing and financing activities, which include net proceeds of our securities offerings, dispositions and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by certain factors, including the current yield environment. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. While we strive to fund our distributions solely from our cash flow from operations, in the long run, we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions results in a net increase to NAV (ignoring other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in our securities offerings, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our public offerings increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Sponsor could also delay the investment of the proceeds of our securities offerings. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to the stockholders and reduce their overall returns.

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on stockholders’ shares.

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special OP Unitholder, which is a wholly-owned subsidiary of our Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5%. In addition, if the Special OP Unitholder receives a performance component of the advisory fee, it will not be obligated to return any portion of such advisory fees based on our subsequent performance. We completed the 2023 calendar year with an annual total return loss and therefore have a loss carryforward that will apply to future performance participation allocations. The loss carryforward as of December 31, 2023 is approximately $0.41 per Fund Interest. Realization of the loss carryforward is contingent on future performance. Even after the offset of the loss carryforward, future performance participation allocations will be subject to the Hurdle Amount.

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

As a result, the performance component is not directly tied to the performance of the shares that stockholders purchase, the class of shares purchased, or the time period during which the stockholders own their shares. The performance component may be payable to the Special OP Unitholder even if the NAV of the stockholders’ shares at the end of the calendar year is below their purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on the stockholders’ purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Special OP Unitholder at the end of such calendar year.

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

We are required to pay substantial compensation to the Advisor and its affiliates, which may be increased or decreased during our securities offerings or future offerings by a majority of our board of directors, including a majority of the independent directors.

Pursuant to our agreements with the Advisor and its affiliates, we are obligated to pay substantial compensation to the Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during our securities offerings or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These types of payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and the stockholders overall return.

We are dependent upon the Advisor and its affiliates to conduct our operations and our securities offerings; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon the Advisor and its affiliates to conduct our operations and our securities offerings. Thus, adverse changes to our relationship with, or the financial health of, the Advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

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

As of December 31, 2023, our top five customers represented 12.1% of our total annualized base rent of our portfolio, our top ten customers represented 16.5% of our total annualized base rent of our portfolio and there were no customers that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their business could have a material adverse effect on operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

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

In order to provide liquidity for share redemptions, we intend to, subject to any limitations and requirements relating to our intention to qualify as a REIT, maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our securities offerings and/or sales of our assets. This could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

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

The advisory fee we pay the Advisor and its affiliates is made up of a fixed component and a performance component. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce the Advisor’s incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The performance component, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.

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

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, and/or key personnel in the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the Dealer Manager;
●	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
●	securities offerings of equity by us, which may result in increased fees for the Advisor and other related parties;
●	competition for customers from entities sponsored or advised by affiliates of the Sponsor that own properties in the same geographic area as us; and
●	investments through joint ventures or other co-ownership arrangements, which may result in increased fees for the Advisor.

We will be responsible for certain fees and expenses, including due diligence costs, as determined by the Advisor, including legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto.

In addition, we reimburse the Advisor and its affiliates for the salaries and other compensation of its personnel in accordance with the Advisory Agreement based on the percentage of such personnel’s time spent on our affairs. Pursuant to the terms of the Advisory Agreement, we reimburse the Advisor and its affiliates for personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates in performing the services under the Advisory Agreement, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services; provided, that we will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee, or for compensation of the Company’s named executive officers, unless the named executive officer provides services related to stockholder services.

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

Entities sponsored or advised by affiliates of the Sponsor are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in other securities offerings for other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.

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

The fees we pay to entities sponsored or advised by affiliates of the Sponsor in connection with our offerings of securities and in connection with the management of our investments were not determined on an arm’s-length basis, and therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The Advisor, the Dealer Manager and other of the Advisor’s affiliates have earned and will continue to earn fees, commissions and expense reimbursements from us. The fees, commissions and expense reimbursements paid and to be paid to the Advisor, the Dealer Manager and other of the Advisor’s affiliates for services they provided us in connection with past offerings and in connection with our current securities offering were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

Future economic events affecting the U.S. economy generally, or the real estate sector specifically, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program or holders of OP units to seek to redeem their OP Units. The redemptions of our shares are subject to the 2% and 5% limits (as described above) (subject to potential carry-over capacity). Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.

Inflation, rising interest rates or deflation may adversely affect our financial condition and results of operations.

We are affected by the fiscal and monetary policies of the United States government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. For example, in an effort to combat then-rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate beginning in the first quarter of 2022, and continued to do so throughout 2022 and much of 2023 through a series of consecutive rate hikes. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which may have a significant impact on our financial condition.

While the Federal Reserve has indicated that it intends to lower interest rates in 2024, future periods of increased inflation and interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our customers. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our customers, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. Because our residential portfolio assets typically have lease terms of one year or less and do not have pass through expenses, these adverse impacts may be heightened for our residential properties if we are unable to increase rent and/or maintain occupancy. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and experience higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.

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

Our business is dependent on the bank relationships and strain from the banking system may severely impact us. Similarly, the failure of any banking institution in which we deposit our funds could have an adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

The financial markets have encountered and may in the future encounter volatility associated with concerns about the balance sheets of banks, especially small and regional banks which may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Our business is dependent on bank relationships and we proactively monitor the financial health of such bank relationships. Strain on the banking system may adversely impact our operations and the economy more broadly, and in turn our cash flow, distributions and NAV.

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

We use, and we disclose to investors, FFO and AFFO, which are considered non-GAAP financial measures. For a discussion of FFO and AFFO, including definitions, reconciliation to GAAP net income (loss), and the inherent limitations of FFO and AFFO, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. FFO and AFFO are not equivalent to our net income or loss as determined in accordance with GAAP. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and impairment of depreciable real estate, and adds back real estate-related depreciation and amortization. AFFO further adjusts FFO by removing the impact of (i) performance-based incentive fee (income) expense, (ii) unrealized (gain) loss from changes in fair value of financial instruments, and (iii) increase (decrease) in financing obligation liability appreciation.

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

Geopolitical instability, including the conflict between Russia and Ukraine, as well as the conflict in the Middle East, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events have significantly increased macroeconomic uncertainty at a global level. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There is no assurance that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.

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

Our business could be adversely affected by the effects of health pandemics or epidemics.

Our business could be adversely affected by public health crises, including pandemics, epidemics, outbreaks of novel diseases or other public health emergencies. A severe public health crisis could disrupt our business and adversely materially impact our financial condition, results of operations and ability to pay distributions to our stockholders. Further, the impact of a widespread public health emergency may have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K.

We are highly dependent on the information systems of Ares Management Corporation (“Ares”) and systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results and our ability to pay distributions.

Our business is highly dependent on communications and information systems of Ares. Any failure or interruption of Ares’ systems could cause delays or other problems in our business, which could have a material adverse effect on our operating results and negatively affect our ability to pay distributions to our stockholders.

Ares’ information systems and technology may not continue to be able to accommodate the growth of our business, and the cost of maintaining the information systems and technology, which is partially allocated to us pursuant to the Advisory Agreement, may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

Furthermore, a disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications, human resources systems or other services used by us, our Advisor, Ares or third parties with whom we conduct business, could have a material adverse effect on our ability to continue to operate our business without interruption. Although Ares has disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We, our Advisor and Ares also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our loan portfolio and compliance matters. Any interruption or deterioration in the performance of these third parties or failures or vulnerabilities of their information systems or technology could impair the quality of our operations and could impact our reputation and adversely affect our business.

Terrorist attacks and other acts of violence, civilian unrest, military conflict or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest, military conflict or war may negatively affect our operations and our stockholders’ investment. We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including military conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility and trade restrictions could adversely affect our customers’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of customers for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including William S. Benjamin, Michael J. Blum, David M. Fazekas, Jay W. Glaubach, Marshall P. Hayes, Andrew E. Holm, Howard C. Huang, Andrea L. Karp, Dwight L. Merriman III, Lainie P. Minnick, Taylor M. Paul, Scott W. Recknor, David A. Roth, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer.

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

In connection with contributions of property to the Operating Partnership, the Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations or similar considerations. While there may be ways to avoid these indemnification requirements (such as contributing such properties to an acquired subsidiary real estate investment trust (a "Subsidiary REIT") prior to any such sale) there can be no assurances that such strategies will be implemented or successful.

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

We, through the Operating Partnership, conduct a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of DST Interests holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for OP Units. In the event the Operating Partnership elects not to exercise the purchase option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the purchase option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the DST an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the trust to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the trust by the master tenant will be required.

Further, investors who acquired DST Interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of DST Interests under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific DSTs and then sell DST Interests, via its taxable REIT subsidiary (“TRS”), to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by the Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a fair market value purchase option to reacquire the real estate through a purchase of DST Interests, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the fair market value option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate while it is held by the DST, because of the fixed terms of the long-term master lease guaranteed by the Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV. In addition, if we determine to exercise the fair market value purchase option and the underlying cash flow at the property owned by the DST is or is anticipated to be lower than the master lease rent payments, then the presence of the master lease may cause the property to have a higher fair market value than would otherwise be the case if the property had not been sold subject to the master lease.

We may own DST Interests in DSTs owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with the launch of our DST Program, we may own DST Interests in DSTs owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.

Properties that are placed into the DST Program (the “Original DST Program Asset”) may later be reacquired through exercise of the fair market value purchase option granted to our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership (the “Original DST Investors”) will generally remain tied to the Original DST Program Asset in terms of basis and built-in-gain. As a result, if the Original DST Program Asset is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the Original DST Investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the Original DST Investors with similar considerations if such replacement property ever is sold. We may also be able to avoid triggering the DST Investors' built-in-gain by contributing such properties to a Subsidiary REIT prior to any such sale. However, there is no guarantee that we will be able to make use of such a strategy effectively. In addition, contributing such properties to a Subsidiary REIT may indirectly negatively impact our stockholders because the tax liability would be borne by the Operating Partnership, which would be allocated pro rata to all limited partners of the Operating Partnership, including us and our stockholders, rather than limiting the impact to just the applicable DST Investors. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to Original DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

Investors who use DST Program Loans to acquire DST Interests as part of the DST Program may default on such loans.

As part of the DST Program, a subsidiary of ours will provide DST Program Loans of no more than 50% of the purchase price to certain DST Program investors who acquire DST Interests. DST Program Loans will be secured by the DST Interests acquired using the DST Program Loan, and will be non-recourse to the borrowing DST Program investor subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the asset underlying the DST Interests acquired by the DST Program investor declines after the DST Program investor’s borrowing with respect to a DST Program Loan, or if there is otherwise a default on a DST Program Loan.

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

Existing stockholders and new investors purchasing shares of common stock in our securities offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 2,700,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 2,500,000,000 shares are designated as common stock, 500,000,000 of which are classified as Class E shares, 500,000,000 of which are classified as Class T shares, 500,000,000 of which are classified as Class S shares, 500,000,000 of which are classified as Class D shares and 500,000,000 of which are classified as Class I shares and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our securities offerings will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan, our ongoing Class E distribution reinvestment plan offering and future offerings. Investors will also experience dilution if we issue securities in one or more private offerings, issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

We may issue preferred stock or new classes of OP Units, which issuance could adversely affect those stockholders who purchased shares of our common stock in our securities offerings.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation or the business relationships or reputations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with essential services, which could negatively impact our business, financial condition and operating results.

A cyber-attack is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations. A cyber incident may be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state affiliated actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches. These attacks may take the form of an intentional attack or an unintentional event, either of which could involve a third party gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, along with the Advisor and the Dealer Manager, have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of a cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares and third party service providers. Ares has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber-attacks (see Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding such processes, procedures and internal controls), but these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in Annual Reports on Form 10-K. The rules became effective beginning with Annual Reports on Form 10-K for fiscal years ending on or after December 15, 2023 and beginning with Current

Reports on Form 8-K filed on or after December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and cyber-attacks, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

The success of our securities offerings is dependent, in part, on the ability of the Dealer Manager to retain key employees and to successfully build and maintain a network of licensed broker-dealers.

The success of our securities offerings and our ability to implement our business strategy are dependent upon the ability of the Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our securities offerings, we may not be able to raise adequate proceeds through our securities offerings to implement our investment strategy. In addition, the Dealer Manager currently serves and may serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our securities offerings and such other issuers, which could adversely affect our ability to raise adequate proceeds through our securities offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

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

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail) and investments in real estate debt and securities. To a lesser extent, we invest in and/or intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property sector and type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) customer concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various real property sectors and we may not always own properties in each sector.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential, office and retail) and investments in real estate debt and securities but to a lesser extent intend to strategically invest in triple net lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Although we aim to diversify our real property portfolio by owning properties in a number of these sectors, we may not always have significant holdings, or any holdings at all, in each sector. We may elect to increase or decrease our holdings in each sector at any time and we may change our target property sectors at any time. If we decrease or eliminate our holdings in any property sector or cease to target any of these property sectors our real property portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

From 2021 to 2023, we disposed of approximately $0.6 billion of properties and we acquired approximately $2.5 billion of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased tenant demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.

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

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act” and the Fair Housing Amendment Act, as amended, or the “Fair Housing Act.” Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” which generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the Disabilities Act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. The Fair Housing Act requires residential dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. We will attempt to acquire properties that comply with these acts or place the burden on the seller or other third party, such as a customer, to ensure compliance with these acts. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with or defend lawsuits related to the Disabilities Act and Fair Housing Act will reduce our NAV and the amount of cash available for distribution to our stockholders.

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

We invest in and may continue to invest in real properties and loans located in countries outside the United States, which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, which involve certain factors not typically associated with investing in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. asset markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change, including extreme weather events such as hurricanes or floods, could have a material adverse impact on our properties, operations and business. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rising sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Climate change could also increase utility and other costs of operating our properties, including increased costs for energy and other supply chain materials, which, if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate-related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.

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

We may invest a portion of our assets in pools or tranches of CMBS, which may include horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has an industrial use. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes.

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

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. To the extent we make such investments, such extensions may also be made without our consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments, should we make such investments.

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

We currently invest in CRE CLOs and may continue to make new investments in CRE CLOs. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CLOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class.

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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2023, our leverage ratio is approximately 36.4% and is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

As of December 31, 2023, our variable rate debt represented approximately 36.8% of our total debt. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates and/or do not have fixed rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, from time to time we may finance or refinance our investments, or obtain new interest rate hedges in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest and/or hedging expense, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.

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

In addition, derivative instruments may not mitigate all of the risk associated with fluctuations in borrowing costs. Derivative instruments are generally used to hedge fluctuations in benchmark interest rates, such as U.S. treasury security-based interest rates. However, there are other components of borrowing costs that may comprise the “spread” that lenders apply to the benchmark interest rates. The “spread” that lenders apply to benchmark interest rates when making loans may fluctuate from time to time. Fluctuations in the “spread” may be attributable to volatility in the credit markets or borrower-specific credit risk. When we enter into derivative instruments in anticipation of certain debt incurrences, such derivative instruments do not mitigate the risks of fluctuations in “spread” which could exacerbate the risks described above.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2023, we were in compliance with our financial covenants.

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

Our debt may be subject to the fluctuation of market interest rates such as Term Secured Overnight Financing Rate (“Term SOFR”), Prime rate, and other benchmark rates. Should such interest rates increase, our variable rate debt service payments may also increase, reducing cash available for distributions. Furthermore, if we need to refinance existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times given the property may not support the same level of loan proceeds, which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

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

If any Subsidiary REIT failed to qualify as a REIT, we could fail to remain qualified as a REIT.

We own and may acquire direct or indirect interests in one or more Subsidiary REITs. A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income taxation as a corporation and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourself of certain relief provisions.

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

To maintain our status as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock following the completion of our securities offerings. In addition, our charter will generally prohibit beneficial or constructive ownership of shares of our capital stock by any person who owns, actually or constructively, an interest in any of our customers that would cause us to own, actually or constructively, more than a 9.9% interest in any of our customers. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Ares, the parent company of our Advisor. Ares’ cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares’ enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares’ cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Ares’ cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Advisor or Ares. Ares’ cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our Advisor or Ares, is integrated into Ares’ Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares ERC”), as discussed below. In addition, Ares periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares. Ares’ cybersecurity training programs also include annual certification requirements for employees of Ares with respect to certain policies supporting the cybersecurity program including the Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares’ and our critical third-party vendors and other partners. Ares also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Advisor or Ares, Ares has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares, including coordinating with the relevant members of our Advisor. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares’ Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares, as well as to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—Risks Related to Our General Business Operations and Our Corporate Structure—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations… which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares’ dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares’ CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares CISO is also a member of the Ares ERC. The Ares ERC is a cross-functional committee that governs and oversees the Ares Enterprise Risk Program, including cybersecurity. The Ares ERC includes members of Ares’ senior executive management, including its CEO, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares ERC. The Ares ERC, through regular consultation with the Ares internal cybersecurity team and representatives from our Advisor, assesses, discusses, and prioritizes Ares’ approach to high-level risks, mitigative controls, and ongoing cybersecurity efforts.

Our audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Ares ERC periodically report to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares’ Head of Enterprise Risk. Such reporting includes updates on Ares’ cybersecurity program as it impacts us, the external threat environment, and Ares’ programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and Ares’ preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

ITEM 2.PROPERTIES

As of December 31, 2023, our consolidated real property portfolio consisted of 99 properties, totaling approximately 20.1 million square feet located in 33 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, one residential property, 161 net lease properties, 10 data center investments and one debt-related investment as of December 31, 2023. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2023 acquisition and disposition activity and “Note 4 to the Consolidated Financial Statements” for detail relating to our unconsolidated joint venture partnerships. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Portfolio Overview. We currently group our real property portfolio into five categories: office, retail, residential, industrial and other. The following table summarizes our real property portfolio by category as of December 31, 2023:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	8	1,393	6.9%	$35.64	78.6%	$560,650	11.7%
Retail properties	8	18	2,318	11.5	19.81	97.3	683,800	14.2
Residential properties	9	17	4,855	24.1	27.12	92.3	1,824,950	37.9
Industrial properties	28	54	11,402	56.6	6.95	98.4	1,690,300	35.1
Other properties	2	2	171	0.9	26.01	78.9	54,950	1.1
Total real property portfolio	33	99	20,139	100.0%	$14.95	95.3%	$4,814,650	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2023.

Market Diversification. The following table summarizes certain operating metrics of our real property portfolio by market and by category as of December 31, 2023:

			% of Gross		% of Total
	Number of	Investment in	Investment	Rentable	Rentable	% Leased
($ and square feet in thousands)	Properties	Real Estate Properties	Amount	Square Feet	Square Feet	(1)
Office properties:
Austin, TX	1	$82,293	1.8%	273	1.3%	86.0%
Dallas, TX	1	51,016	1.1	165	0.8	90.9
D.C. / Baltimore	1	85,725	1.9	131	0.7	47.7
Metro New York	1	263,766	5.7	599	3.0	79.6
Minneapolis / St. Paul, MN	1	36,411	0.8	102	0.5	46.7
New Jersey	2	47,040	1.0	123	0.6	100.0
Pennsylvania	1	52,167	1.1	—	—	—
Total office properties	8	618,418	13.4	1,393	6.9	78.6
Retail properties:
Atlanta, GA	1	57,493	1.2	328	1.6	99.4
Birmingham, AL	1	44,862	1.0	193	1.0	97.9
D.C. / Baltimore	1	40,715	0.9	131	0.7	98.4
Greater Boston	10	271,565	5.9	1,010	5.0	96.4
New Jersey	1	66,575	1.4	226	1.1	96.9
Raleigh, NC	1	44,808	1.0	125	0.6	99.3
South Florida	2	110,703	2.4	204	1.0	96.9
Tulsa, OK	1	36,079	0.8	101	0.5	97.9
Total retail properties	18	672,800	14.6	2,318	11.5	97.3
Residential properties:
Atlanta, GA	2	177,702	3.9	566	2.8	89.6
Central Florida	3	436,403	9.5	958	4.8	92.0
Dallas, TX	4	358,719	7.8	1,116	5.5	91.8
D.C. / Baltimore	1	96,593	2.1	300	1.5	95.2
Denver, CO	1	80,269	1.8	202	1.0	93.7
Pennsylvania	1	93,094	2.0	235	1.2	93.9
San Antonio, TX	2	151,067	3.3	592	2.9	92.2
South Florida	2	241,283	5.2	682	3.4	91.4
Tucson, AZ	1	125,338	2.7	204	1.0	99.7
Total residential properties (5,243 units)	17	1,760,468	38.3	4,855	24.1	92.3
Industrial properties:
Atlanta, GA	1	64,829	1.4	798	4.0	100.0
Bay Area, CA	3	167,835	3.7	614	3.1	100.0
Birmingham, AL	1	4,323	0.1	104	0.5	100.0
Central Florida	6	240,626	5.2	1,414	7.0	92.9
Charlotte, NC	1	22,036	0.5	208	1.0	100.0
Chicago, IL	1	9,480	0.2	110	0.5	100.0
Cincinnati, OH	1	18,965	0.4	218	1.1	100.0
Dallas, TX	1	19,697	0.4	230	1.1	100.0
D.C. / Baltimore	2	17,250	0.4	75	0.4	100.0
Denver, CO	2	58,652	1.3	410	2.0	100.0
Grand Rapids, MI	1	6,780	0.1	189	0.9	100.0
Houston, TX	4	100,893	2.2	883	4.4	91.1
Indianapolis, IN	3	81,234	1.8	966	4.8	100.0
Las Vegas, NV	2	33,651	0.7	276	1.4	100.0
Louisville, KY	1	19,299	0.4	235	1.2	100.0
Metro New York	2	29,598	0.6	202	1.0	100.0
Minneapolis / St. Paul, MN	1	5,561	0.1	157	0.8	100.0
New Jersey	4	67,529	1.5	602	3.0	100.0
Oklahoma City, OK	1	6,542	0.1	137	0.7	100.0
Pennsylvania	3	94,420	2.1	564	2.8	100.0
Phoenix, AZ	2	46,457	1.0	240	1.2	100.0
Portland, OR	1	15,723	0.3	123	0.6	100.0
Reno, NV	1	68,836	1.5	723	3.6	100.0
Salt Lake City, UT	2	141,870	3.1	916	4.5	100.0
San Antonio, TX	3	48,229	1.0	569	2.8	100.0
San Diego, CA	1	26,452	0.6	136	0.7	100.0
South Florida	1	12,022	0.3	94	0.5	100.0
Southern California	2	68,577	1.5	209	1.0	100.0
Total industrial properties	54	1,497,366	32.5	11,402	56.6	98.4
Other properties:
New Jersey	1	31,043	0.7	89	0.5	73.7
South Florida	1	23,903	0.5	82	0.4	84.4
Total other properties	2	54,946	1.2	171	0.9	78.9
Total real property portfolio	99	$4,603,998	100.0%	20,139	100.0%	95.3%

(1)	Percentage leased is based on executed leases as of December 31, 2023.

Lease Terms. Commercial lease terms typically range from one to 10 years, and often include renewal options. Most of our commercial leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of our residential and self-storage leases expire within 12 months.

Lease Expirations. As of December 31, 2023, the weighted-average remaining term of our total leased commercial portfolio was approximately 4.6 years based on annualized base rent and 4.0 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our commercial properties for leases in place as of December 31, 2023, without giving effect to the exercise of renewal options or termination rights, if any. The table excludes our residential and self-storage properties as substantially all leases at such properties expire within 12 months.

	Number of		% of Total		% of Total
	Commercial	Annualized Base	Annualized Base	Leased	Leased Square
($ and square feet in thousands)	Leases	Rent (1)	Rent (1)	Square Feet	Feet
2024 (2)	57	$19,493	12.0%	2,255	15.5%
2025	59	20,570	12.7	1,643	11.3
2026	73	20,603	12.7	2,421	16.6
2027	65	19,452	12.0	2,202	15.1
2028	79	21,217	13.0	1,839	12.6
2029	53	15,131	9.3	1,433	9.8
2030	28	10,180	6.3	602	4.1
2031	23	8,560	5.3	780	5.3
2032	16	10,440	6.4	606	4.2
2033	27	6,994	4.3	325	2.2
Thereafter	30	9,734	6.0	486	3.3
Total leased	510	$162,374	100.0%	14,592	100.0%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2023, multiplied by 12.
(2)	Includes two leases totaling approximately 17,000 square feet that expired on December 31, 2023.

Customer Diversification. We believe that the customer base that occupies our real property portfolio is generally stable and well-diversified. As of December 31, 2023, no customer represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. The following table reflects our 10 largest customers, based on annualized base rent, as of December 31, 2023:

			% of Total		% of Total
	Number of	Annualized	Annualized	Leased	Leased Square
($ and square feet in thousands)	Locations (1)	Base Rent (2)	Base Rent (2)	Square Feet	Feet
S.P. Richards Company	12	$12,354	4.3%	1,772	9.2%
Stop & Shop	7	8,034	2.8	449	2.3
Amazon.com / Whole Foods	5	5,718	2.0	604	3.1
Mizuho Bank Ltd.	1	4,517	1.6	110	0.6
FedEx	2	4,085	1.4	999	5.2
Harvest Right	1	2,852	1.0	340	1.8
Deloitte LLP	1	2,682	0.9	62	0.3
Apple, Inc.	1	2,676	0.9	94	0.5
Best Buy Stores	2	2,399	0.8	153	0.8
Mattress Firm, Inc.	6	2,298	0.8	190	1.0
Total	38	$47,615	16.5%	4,773	24.8%
(1)	Reflects the number of properties for which the customer has at least one lease in-place.
(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2023, multiplied by 12.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective commercial customers based on financial, operating and business plan information that such prospective customers provide to us, as well as other market, industry and economic information that is generally publicly available. As a result of this assessment, we may require that the customers enhance their credit by providing us with security deposits, letters of credit from established financial institutions, or personal or corporate guarantees. Customer creditworthiness often influences the amount of upfront tenant improvements, lease incentives, concessions or other leasing costs. We evaluate creditworthiness of our residential customers based on standard market practice, which includes credit checks.

Industry Diversification. We intend to maintain a well-diversified mix of customers to limit our exposure to any single customer or industry. Our diversified investment strategy inherently provides for customer diversity, and we continue to monitor our exposure relative to our larger customer industry sectors. The following table reflects the 10 largest industry concentrations within our portfolio, based on annualized base rent, as of December 31, 2023 and assumes that our residential and self-storage investments are not concentrated within any specific industry:

			% of Total		% of Total
	Number of	Annualized	Annualized Base	Leased Square	Leased Square
($ and square feet in thousands)	Leases	Base Rent (1)	Rent	Feet	Feet
Storage / Warehousing	24	$21,817	7.6%	3,271	17.0%
Financial	27	14,863	5.2	357	1.9
Supermarket	17	14,463	5.0	843	4.4
Professional Services	42	12,563	4.4	333	1.7
Food & Beverage	78	10,265	3.6	491	2.6
Healthcare Services	40	7,061	2.5	245	1.3
Transportation / Logistics	13	6,582	2.3	968	5.0
Apparel / Clothing	18	6,514	2.3	786	4.1
Computer / Electronics	13	6,127	2.1	289	1.5
Post & Courier Services	8	5,720	2.0	1,167	6.1
Total	280	$105,975	37.0%	8,750	45.6%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2023, multiplied by 12.

DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific DSTs holding real properties. The following table presents our DST Program activity for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
DST Interests sold	$479,155	$758,995	$292,702
DST Interests financed by DST Program Loans	51,360	51,496	25,978
Income earned from DST Program Loans (1)	5,155	3,420	2,178
(Decrease) increase in financing obligation liability appreciation (2)	(459)	31,737	5,822
Rent obligation incurred under master lease agreements (2)	57,916	47,021	28,422
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in interest expense on the consolidated statements of operations.

Additionally, during the years ended December 31, 2023, 2022 and 2021, 27.3 million OP Units, 28.8 million OP Units and 15.0 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $228.3 million, $252.6 million and $115.7 million, respectively, in accordance with our UPREIT structure. As of December 31, 2023 and 2022, our DST Program Loans had a combined carrying value $117.0 million and $81.9 million, respectively, a weighted-average interest rate of 5.22% and 4.47%, respectively, and a weighted-average maturity of 8.5 years and 9.2 years, respectively. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2023, we had approximately $2.0 billion of consolidated indebtedness with a weighted-average interest rate of 4.43%, which includes the effects of the interest rate swap and cap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2023 was 3.2 years, excluding the impact of certain extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2023 was approximately $1.4 billion. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we, our executive officers, directors and our Advisor, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments, and may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or our Advisor. As of December 31, 2023, we were not subject to any material pending legal proceedings.

We and our Advisor are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Advisor or regulatory proceedings or investigations against us or our Advisor, respectively. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for shares of our common stock and we do not have an obligation nor plans to apply for listing on any public trading market. The prices at which our shares of common stock are sold pursuant to our securities offerings, or redeemed pursuant to our share redemption program, are based on the monthly NAV per share, which is determined in accordance with our valuation procedures, as described further below. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. Therefore, there is a risk that a stockholder may not be able to sell shares of our common stock at a time or price acceptable to the stockholder, or at all. Additionally, we may repurchase shares of our common stock pursuant to self-tender offers at a discount to NAV.

We commenced calculating a NAV on July 12, 2012. The following table presents the high and low NAV per share of each class of common stock reported for each quarter within the two most recent fiscal years. Each class of common stock has had the same NAV for each reported period.

Quarter	Low	High
2023
First Quarter	$8.63	$8.73
Second Quarter	$8.39	$8.61
Third Quarter	$8.22	$8.34
Fourth Quarter	$8.02	$8.21
2022
First Quarter	$8.25	$8.69
Second Quarter	$8.83	$8.88
Third Quarter	$8.87	$8.89
Fourth Quarter	$8.82	$8.89

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals and valuations for certain of our debt-related assets, reviewing annual third-party real property appraisals, reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor in their appraisals and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source (which may, in certain instances be our Advisor or an affiliate of Ares), subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Excluding investments that are bought or sold during a given calendar year, unconsolidated investments held through joint ventures or partnerships are valued by an independent appraiser at least once per calendar year. For valuations during interim periods, not less than quarterly, either (1) our Advisor or a qualified third party that we engage will determine the estimated fair value of the investments owned by unconsolidated affiliates or (2) we will utilize interim valuations determined pursuant to valuation policies and procedures established for such joint ventures or partnerships. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 4.4 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.81 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.53 billion, representing a difference of approximately $284.2 million, or 6.3%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2023 and September 30, 2023:

	As of
(in thousands)	December 31, 2023	September 30, 2023
Investments in office properties	$560,650	$562,050
Investments in retail properties	683,800	691,050
Investments in residential properties	1,824,950	1,802,150
Investments in industrial properties	1,690,300	1,680,950
Investments in other properties (1)	54,950	—
Total investment in real estate properties	4,814,650	4,736,200
Investments in unconsolidated joint venture partnerships	178,058	165,396
Investments in real estate debt and securities	373,448	329,141
DST Program Loans	115,050	111,467
Total investments	5,481,206	5,342,204
Cash and cash equivalents	15,052	14,503
Restricted cash	4,614	4,149
Other assets	72,827	63,855
Line of credit, term loans and mortgage notes	(1,978,158)	(1,806,132)
Financing obligations associated with our DST Program	(1,277,307)	(1,343,592)
Other liabilities	(82,465)	(92,023)
Accrued performance participation allocation	—	—
Accrued advisory fees	(3,281)	(3,255)
Noncontrolling interests in consolidated joint venture partnerships	(7,175)	(1,804)
Aggregate Fund NAV	$2,225,313	$2,177,905
Total Fund Interests outstanding	277,408	264,805
(1)	Includes self-storage properties.

The following table sets forth the NAV per Fund Interest as of December 31, 2023:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,225,313	$228,073	$386,211	$55,594	$525,513	$386,732	$643,190
Fund Interests outstanding	277,408	28,432	48,145	6,930	65,511	48,210	80,180
NAV Per Fund Interest	$8.0218	$8.0218	$8.0218	$8.0218	$8.0218	$8.0218	$8.0218

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of December 31, 2023, we estimated approximately $66.7 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the DSTs and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 7 to the Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures, and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.10% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of December 31, 2023, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

					Weighted-
	Office	Retail	Residential	Industrial	Average Basis
Exit capitalization rate	6.7%	6.5%	5.2%	5.6%	5.7%
Discount rate / internal rate of return	7.8%	7.2%	6.7%	7.0%	7.0%
Average holding period (years)	9.5	10.0	10.0	10.0	10.0

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

	Hypothetical					Weighted-
Input	Change	Office	Retail	Residential	Industrial	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.7%	2.3%	3.2%	3.1%	3.0%
	0.25% increase	(2.5)%	(2.2)%	(2.9)%	(2.9)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	1.9%	2.0%	2.0%	2.0%
	0.25% increase	(2.0)%	(1.8)%	(1.9)%	(2.0)%	(1.9)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of December 31, 2023, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2023 was $43.5 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $43.5 million, or $0.16 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2023.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2023:

(in thousands)	As of December 31, 2023
Total stockholders' equity	$795,297
Noncontrolling interests	316,119
Total equity under GAAP	1,111,416

Adjustments:
Accrued distribution fee (1)	66,656
Redeemable noncontrolling interests (2)	11,746
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	359,294
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	24,753
Accumulated depreciation and amortization (5)	678,207
Other adjustments (6)	(26,759)
Aggregate Fund NAV	$2,225,313
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid for our estimate of how long Class T, Class S, and Class D OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in equity under GAAP.
(3)	Our real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, certain of our DST Program Loans, and certain of our investments in real estate debt and securities, are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our real estate, investments in real estate debt and securities, financing obligations, DST Program Loans, and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity are valued at par (i.e. at their respective outstanding balances).
(4)	Our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with those investments in unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $8.82 per share as of December 31, 2022 to $8.02 per share as of December 31, 2023. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial and residential properties and the disposition of one partial retail property for net proceeds of approximately $53.7 million at a sale price in excess of carrying value.

Effective December 31, 2019, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities, other secured and unsecured debt and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rate movements on our share class returns assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the December 31, 2019 NAV:

			One-Year				Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Inception
(as of December 31, 2023) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.81)%	(8.82)%	(8.82)%	4.76%	4.85%	5.18%	5.96%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(6.43)%	(10.44)%	(10.44)%	5.63%	5.11%	5.31%	6.08%
Difference	1.62%	1.62%	1.62%	(0.87)%	(0.26)%	(0.13)%	(0.12)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.48)%	(5.63)%	(5.63)%	5.96%	5.58%	5.49%	6.08%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.16)%	(7.31)%	(7.31)%	6.85%	5.84%	5.62%	6.20%
Difference	1.68%	1.68%	1.68%	(0.89)%	(0.26)%	(0.13)%	(0.12)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.81)%	(8.82)%	(8.82)%	4.76%	4.85%	5.18%	5.96%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(6.43)%	(10.44)%	(10.44)%	5.63%	5.11%	5.31%	6.08%
Difference	1.62%	1.62%	1.62%	(0.87)%	(0.26)%	(0.13)%	(0.12)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.48)%	(5.63)%	(5.63)%	5.96%	5.58%	5.49%	6.08%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.16)%	(7.31)%	(7.31)%	6.85%	5.84%	5.62%	6.20%
Difference	1.68%	1.68%	1.68%	(0.89)%	(0.26)%	(0.13)%	(0.12)%

Class D Share Total Return (3)	(1.33)%	(5.06)%	(5.06)%	6.60%	6.21%	6.08%	6.32%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.01)%	(6.75)%	(6.75)%	7.49%	6.47%	6.21%	6.43%
Difference	1.68%	1.69%	1.69%	(0.89)%	(0.26)%	(0.13)%	(0.11)%

Class I Share Total Return (3)	(1.27)%	(4.83)%	(4.83)%	6.86%	6.48%	6.44%	6.70%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.95)%	(6.52)%	(6.52)%	7.76%	6.74%	6.57%	6.81%
Difference	1.68%	1.69%	1.69%	(0.90)%	(0.26)%	(0.13)%	(0.11)%

Class E Share Return Total Return (3)	(1.27)%	(4.83)%	(4.83)%	6.86%	6.48%	6.48%	6.74%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.95)%	(6.52)%	(6.52)%	7.76%	6.74%	6.61%	6.86%
Difference	1.68%	1.69%	1.69%	(0.90)%	(0.26)%	(0.13)%	(0.12)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

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

Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our offerings and our sale of DST Interests, and/or sales of our assets.

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

The table below summarizes the redemption activity for the three months ended December 31, 2023, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
October 31, 2023	2,033	$8.25	2,033	—
November 30, 2023	2,312	8.21	2,312	—
December 31, 2023 (3)	1,484	8.20	1,484	—
Total	5,829	$8.22	5,829	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in December 2023 are considered redeemed on January 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $40.6 million of shares of common stock for the three months ended December 31, 2023.

Distributions

We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Our total distributions declared, including distributions related to OP Units, during the years ended December 31, 2023, 2022 and 2021 were $103.7 million, $87.4 million and $65.3 million, respectively, which includes $32.7 million, $29.9 million and $23.6 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2023, 2022, and 2021 was $16.0 million, $62.5 million and $49.4 million, respectively. Accordingly, in certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In the future, we may continue to fund monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of monthly regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from securities offerings or decide to invest our capital in lower yielding assets, we may be required to fund our monthly cash distributions to our stockholders from a combination of our operating, investing, and financing activities, which include net proceeds of this offering, dispositions, and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

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

Holders

The following tables summaries the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of March 4, 2024:

	Class T	Class S	Class D	Class I	Class E
(shares or units in thousands)	Shares	Shares	Shares	Shares	Shares	OP Units (1)
Shares or units outstanding	28,437	47,647	6,875	64,382	47,173	88,147
Number of holders of record	4,401	3,519	758	4,015	8,027	783
(1)	Includes Series 1 and 2 Class T OP Units, Series 1 and 2 Class S OP Units, Class D OP Units, Class I OP Units and Class E OP Units. The number of holders of record for OP Units represent the number of third-party investors.

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2023, our consolidated real property portfolio consisted of 99 properties totaling approximately 20.1 million square feet located in 33 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, one residential property, 161 net lease properties, 10 data center investments and one debt-related investment as of December 31, 2023. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we may file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the year ended December 31, 2023, we raised gross proceeds of approximately $120.7 million from the sale of approximately 13.9 million shares of our common stock in our ongoing current public offerings, including proceeds from our distribution reinvestment plan of approximately $32.6 million. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our current public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2023, we sold $479.2 million of gross interests related to the DST Program, $51.4 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

We currently group our real property portfolio into five categories: office, retail, residential, industrial and other. The following table summarizes our real property portfolio by category as of December 31, 2023:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	7	8	1,393	6.9%	$35.64	78.6%	$560,650	11.7%
Retail properties	8	18	2,318	11.5	19.81	97.3	683,800	14.2
Residential properties	9	17	4,855	24.1	27.12	92.3	1,824,950	37.9
Industrial properties	28	54	11,402	56.6	6.95	98.4	1,690,300	35.1
Other properties	2	2	171	0.9	26.01	78.9	54,950	1.1
Total real property portfolio	33	99	20,139	100.0%	$14.95	95.3%	$4,814,650	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2023.

As of December 31, 2023, we had six floating-rate debt-related investments with a weighted-average interest rate of 10.5% and a weighted-average remaining life of 1.6 years. As of December 31, 2023, the aggregate outstanding principal was $250.3 million, the aggregate carrying amount was $247.8 million and total aggregate commitments were up to $331.2 million.

As of December 31, 2023, we had two available-for-sale debt securities, which were comprised of one CRE CLO investment and one preferred equity investment. As of December 31, 2023, the aggregate fair value of these investments was $122.4 million.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student and single-family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail) and investments in real estate debt and securities. To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the industrial and residential sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

Fiscal year 2023 was characterized by high volatility that permeated throughout financial markets, driven by heightened inflationary pressure, rising interest rates, more regulatory uncertainty and greater geopolitical risks. However, the publicly-traded equity and credit markets improved toward the end of the year for most asset classes, driven by greater stability of the U.S. banking system and resilient fundamental macroeconomic performance. While broad inflationary pressures have shown signs of moderation, the commercial real estate markets continue to be impacted by certain property specific and macroeconomic factors. Most notably, the Federal Reserve’s tightening monetary policy resulted in another year of increases in short term market rates amidst volatile interest rate expectations and more restrictive credit conditions, stemming largely from increased capital requirements for regulated lending institutions. Collectively, these market dynamics posed challenges to commercial real estate values and transaction activity during the year. Although the Federal Reserve has signaled a potential decrease in interest rates in 2024, there is no certainty with respect to this outlook or even the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation begins to rebound. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Additionally, office properties, in particular, continue to experience particular headwinds driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates.

Offsetting some of these headwinds is the material decline in new commercial real estate developments that unfolded throughout 2023 and is expected to continue into 2024. Ultimately, this lack of future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activity. We also believe that the potentially adverse market trends described above may be offset by the continued strong operating fundamentals of real estate. While we saw capitalization rates and yields continuing to widen during the fourth quarter of 2023 which resulted in a softening of property valuations, real estate operating fundamentals remain favorable across our preferred sectors, supported by positive rent growth, low vacancy rates and demand generally outpacing supply in certain sectors like multifamily and industrial.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2023 Activities

During 2023, we completed the following activities:

●	We acquired four industrial properties, three residential properties and two self-storage properties for an aggregate contractual purchase price of approximately $405.3 million. We also invested an aggregate of $194.1 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
●	We sold one partial retail property for net proceeds of $53.7 million and recorded a net gain on sale of $36.9 million related to the sale of this property. We also received full repayment of $64.9 million outstanding principal on a senior loan debt-related investment.
●	We leased approximately 3.1 million square feet of our commercial properties, which included 0.5 million square feet of new leases and 2.6 million square feet of renewals. During 2023, rent growth on comparable commercial leases executed during the year averaged 22.8% when calculated using cash basis rental rates and 30.9% when calculated using GAAP basis rental rates. For our residential properties, rent growth on new and renewal leases executed during the year averaged 3.9%. As of December 31, 2023, rents across our industrial properties and residential properties, our two largest property segments, are estimated to be 17.6% and 4.7% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We increased our leverage ratio from 31.8% as of December 31, 2022, to 36.4% as of December 31, 2023. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $599.9 million from the sale of our common stock and DST Interests. This includes $120.7 million from the sale of 13.9 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $32.6 million and $479.2 million of gross capital through private placement offerings by selling DST Interests, $51.4 million of which were financed by DST Program Loans.
●	We redeemed 22.8 million shares of common stock at a weighted-average purchase price of $8.50 per share for an aggregate amount of $193.9 million.
●	We entered into two mortgage loans for a combined $287.3 million in borrowings, secured by several of our industrial and residential properties, at a weighted-average fixed interest rate of 5.60%.
●	We entered into five interest rate cap agreements with an aggregate notional amount of $507.6 million that became effective during 2023. We also entered into three interest rate cap agreements with an aggregate notional amount of $100.0 million in November 2023 that will become effective in February 2024.

Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

	For the Year Ended December 31,		Change
($ in thousands, except per share data)	2023	2022	$	%
Revenues:
Rental revenues	$321,995	$289,234	$32,761	11.3%
Debt-related income	31,175	9,989	21,186	NM
Total revenues	353,170	299,223	53,947	18.0
Operating expenses:
Rental expenses	118,794	103,953	14,841	14.3
Real estate-related depreciation and amortization	149,985	134,617	15,368	11.4
General and administrative expenses	11,824	10,570	1,254	11.9
Advisory fees	38,645	33,747	4,898	14.5
Performance participation allocation	—	23,747	(23,747)	(100.0)
Acquisition costs and reimbursements	7,034	5,427	1,607	29.6
Valuation allowance on debt-related investment	(1,799)	1,799	(3,598)	NM
Total operating expenses	324,483	313,860	10,623	3.4
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnerships	3,578	(2,970)	6,548	NM
Interest expense	148,517	140,406	8,111	5.8
Gain on sale of real estate property	(36,884)	(94,827)	57,943	61.1
Unrealized gain on financing obligations	(932)	—	(932)	NM
Loss on extinguishment of debt and financing commitments, net	700	—	700	NM
Gain on derivative instruments	(126)	(4,723)	4,597	97.3
Provision for current expected credit losses	1,997	—	1,997	NM
Other income and expenses	(4,950)	(2,860)	(2,090)	(73.1)
Total other expenses (income)	111,900	35,026	76,874	NM
Net loss	(83,213)	(49,663)	(33,550)	(67.6)
Net loss attributable to redeemable noncontrolling interests	597	370	227	61.4
Net loss attributable to noncontrolling interests	20,189	9,314	10,875	NM
Net loss attributable to common stockholders	$(62,427)	$(39,979)	$(22,448)	(56.1)%
Weighted-average shares outstanding—basic	203,291	194,039	9,252	4.8%
Weighted-average shares outstanding—diluted	267,556	233,304	34,252	14.7%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.31)	$(0.21)	$(0.10)	(47.6)%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $53.9 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the factors described below.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $32.8 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio, partially offset by reduced occupancy at our Bala Pointe and Eden Prairie properties. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Rental income	$315,036	$281,721	$33,315	11.8%
Straight-line rent	3,384	3,414	(30)	(0.9)
Amortization of above- and below-market intangibles	3,575	4,099	(524)	(12.8)
Total rental revenues	$321,995	$289,234	$32,761	11.3%

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $21.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the growth of our investments in real estate debt and securities.

Total Operating Expenses. In aggregate, total operating expenses increased by $10.6 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the factors described below.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Total rental expenses increased by approximately $14.8 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to (i) an increase in non-same store rental expenses resulting from significant net growth in our portfolio; and (ii) increased operating expenses across our same store residential properties, in aggregate. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Real estate taxes	$49,569	$43,276	$6,293	14.5%
Repairs and maintenance	25,296	22,152	3,144	14.2
Utilities	11,013	10,736	277	2.6
Property management fees	7,993	7,052	941	13.3
Insurance	6,356	4,635	1,721	37.1
Other	18,567	16,102	2,465	15.3
Total rental expenses	$118,794	$103,953	$14,841	14.3%

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense increased by $15.4 million for the year ended December 31, 2023, as compared to the previous year, primarily due to accelerated depreciation expense at our Bala Pointe property due to planned demolition of the building in advance of redevelopment.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by $19.6 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the following:

●	a decrease in our performance participation allocation of $23.7 million as the requisite performance hurdle was met in 2022 and performance participation allocation expense was then recognized, while the performance hurdle was not met in 2023 and no performance participation allocation expense was recognized; and
●	a decrease in our valuation allowance on debt-related investment of $3.6 million due to the investment being reclassified as held for investment as we agreed to a modification of the loan agreement extending the maturity date resulting in a reversal of the full valuation allowance of $1.8 million.

Partially offset by:

●	an increase in advisory fees of $4.9 million due to an increase in noncontrolling interests through OP Unit issuances in accordance with our UPREIT structure during 2023.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(76.9) million impact on our net income (loss) for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the following:

●	a decrease in gain on sale of real estate property of $57.9 million driven by lower disposition activity in 2023;
●	a decrease in gain on derivative instruments of $4.6 million driven by a more stable interest rate environment in 2023;
●	a decrease in equity in income (loss) from unconsolidated joint venture partnerships of $6.5 million driven by increases in depreciation expense at properties owned by our unconsolidated joint venture partnerships; and
●	an increase in interest expense of $8.1 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt.

Segment Summary for the Years Ended December 31, 2023 and 2022

Same Store Portfolio Results of Operations

Property net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define property NOI as rental revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider property NOI to be an appropriate supplemental performance measure. We believe property NOI provides useful information to our investors regarding our results of operations because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expenses, gains and losses on the extinguishment of debt and noncontrolling interests. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating property NOI, therefore, our investors should consider net income (loss) as the primary indicator of our overall financial performance.

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

The same store operating portfolio for the year ended December 31, 2023 as compared to the year ended December 31, 2022 presented below includes 59 properties totaling 12.5 million square feet owned as of January 1, 2022, which represented 61.9% of total rentable square feet as of December 31, 2023. We had no properties in our other properties segment that were considered same store as of December 31, 2023.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022
Net loss attributable to common stockholders	$(62,427)	$(39,979)
Debt-related income	(31,175)	(9,989)
Real estate-related depreciation and amortization	149,985	134,617
General and administrative expenses	11,824	10,570
Advisory fees	38,645	33,747
Performance participation allocation	—	23,747
Acquisition costs and reimbursements	7,034	5,427
Valuation allowance on debt-related investment	(1,799)	1,799
Equity in loss (income) from unconsolidated joint venture partnerships	3,578	(2,970)
Interest expense	148,517	140,406
Gain on sale of real estate property	(36,884)	(94,827)
Unrealized gain on financing obligations	(932)	—
Loss on extinguishment of debt and financing commitments, net	700	—
Gain on derivative instruments	(126)	(4,723)
Provision for current expected credit losses	1,997	—
Other income and expenses	(4,950)	(2,860)
Net loss attributable to redeemable noncontrolling interests	(597)	(370)
Net loss attributable to noncontrolling interests	(20,189)	(9,314)
Property net operating income	$203,201	$185,281
Less: Non-same store property NOI	52,837	40,337
Same store property NOI	$150,364	$144,944

Our real property markets are aggregated into five reportable property segments: office, retail, residential, industrial and other. Our property segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These property segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 17 to the Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and property NOI aggregated by property segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

	For the Year Ended December 31,		Change
($ in thousands, except per square foot data)	2023	2022	$	%
Rental revenues:
Office	$46,967	$47,865	$(898)	(1.9)%
Retail	58,518	55,922	2,596	4.6
Residential	66,923	62,859	4,064	6.5
Industrial	60,100	56,821	3,279	5.8
Total same store rental revenues	232,508	223,467	9,041	4.0
Non-same store properties	89,487	65,767	23,720	36.1
Total rental revenues	$321,995	$289,234	$32,761	11.3%
Rental expenses:
Office	$(23,005)	$(22,227)	$(778)	(3.5)%
Retail	(15,410)	(15,531)	121	0.8
Residential	(29,790)	(27,074)	(2,716)	(10.0)
Industrial	(13,939)	(13,691)	(248)	(1.8)
Total same store rental expenses	(82,144)	(78,523)	(3,621)	(4.6)
Non-same store properties	(36,650)	(25,430)	(11,220)	(44.1)
Total rental expenses	$(118,794)	$(103,953)	$(14,841)	(14.3)%
Property NOI:
Office	$23,962	$25,638	$(1,676)	(6.5)%
Retail	43,108	40,391	2,717	6.7
Residential	37,133	35,785	1,348	3.8
Industrial	46,161	43,130	3,031	7.0
Total same store property NOI	150,364	144,944	5,420	3.7
Non-same store properties	52,837	40,337	12,500	31.0
Total property NOI	$203,201	$185,281	$17,920	9.7%
Same store average percentage leased:
Office	79.6%	82.6%
Retail	96.9	94.9
Residential	93.7	93.6
Industrial	99.7	98.6
Same store average annualized base rent per square foot:
Office	$36.99	$36.20
Retail	19.81	19.46
Residential	30.41	30.32
Industrial	6.66	6.36

Office Segment. Our office segment same store property NOI decreased by approximately $1.7 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to the lease expiration of a tenant at our Eden Prairie property.

Retail Segment. Our retail segment same store property NOI increased by approximately $2.7 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to decreased bad debt expense at certain properties and increased occupancy at our Saugus and Beaver Creek properties.

Residential Segment. Our residential segment same store property NOI increased by approximately $1.3 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to increased rental rates, reduced vacancy and loss to lease, partially offset by increased operating expenses at certain of our residential properties.

Industrial Segment. Our industrial segment same store property NOI increased by approximately $3.0 million for the year ended December 31, 2023 compared to the same period in 2022, primarily due to increased occupancy at certain of our industrial properties and reduced bad debt expense during 2023.

Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
GAAP net (loss) income	$(83,213)	$(49,663)	$34,540
Weighted-average shares outstanding—diluted	267,556	233,304	174,330
GAAP net (loss) income per common share—diluted	$(0.31)	$(0.21)	$0.20
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	$149,985	$134,617	$74,415
Impairment of real estate property	—	—	758
Gain on sale of real estate property	(36,884)	(94,827)	(77,857)
Our share of adjustments from joint venture partnerships	7,114	3,434	—
NAREIT FFO	37,002	(6,439)	31,856
NAREIT FFO per common share—diluted	0.14	(0.03)	0.18
Adjustments to arrive at AFFO:
Performance participation allocation	—	23,747	15,327
Unrealized loss (gain) on financial instruments (1)	3,435	(2,252)	(71)
(Decrease) increase in financing obligation liability appreciation	(459)	31,737	5,822
Our share of adjustments from joint venture partnerships	733	(1,612)	—
AFFO	$40,711	$45,181	$52,934
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our financing obligations for which we have elected the fair value option, valuation allowance on our debt-related investments and changes to our provision for current expected credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our current public and private offerings and asset sales. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2023, we had approximately $129.2 million of borrowings, including scheduled amortization payments, and $61.8 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $290.3 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of December 31, 2023. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our current public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

Our Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our current public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our current public and private offerings, proceeds from the sale of assets, and undistributed funds from operations.

As of December 31, 2023, our financial position was strong with 36.4% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.3% occupied (95.3% leased) as of December 31, 2023 and is diversified across 99 properties totaling 20.1 million square feet across 33 geographic markets. Our properties contain a diverse roster of 413 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 37.9% residential, 35.1% industrial, 14.2% retail, which is primarily grocery-anchored, 11.7% office and 1.1% other properties in adjacent sectors.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2023	2022	$ Change
Total cash provided by (used in):
Operating activities	$15,958	$62,528	$(46,570)
Investing activities	(521,553)	(1,184,914)	663,361
Financing activities	508,075	1,125,220	(617,145)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,480	$2,834	$(354)

2023 Cash Flows Compared to 2022 Cash Flows

Net cash provided by operating activities decreased by approximately $46.6 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to an increase in cash paid for interest of $37.9 million and changes in operating assets and liabilities of $19.4 million as compared to the prior period and the $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023. These drivers were partially offset by an increase in rental revenues of $32.8 million.

Net cash used in investing activities decreased by approximately $663.4 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a decrease in real estate property acquisition activity of $792.2 million, a decrease in investments in debt-related investments of $106.3 million and an increase in principal collections on debt-related investments of $62.6 million. These drivers were partially offset by a decrease in proceeds from disposition of real estate property of $221.1 million and an increase in investments in available-for-sale debt securities of $87.3 million.

Net cash provided by financing activities decreased by approximately $617.1 million for the year ended December 31, 2023, compared to the same period in 2022, primarily due to a decrease in net offering activity from our DST Program and public offering of $527.7 million and an increase in redemption activity of $143.4 million. These drivers were partially offset by an increase in net borrowing activity of $94.8 million.

2022 Cash Flows Compared to 2021 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2022 and December 31, 2021.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2023, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $367.0 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.28%, which includes the effect of the interest rate swap and cap agreements related to $950.0 million in borrowings under our line of credit and our term loans.

As of December 31, 2023, the unused and available portions under our line of credit were $533.0 million and $334.4 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of December 31, 2023, we had property-level borrowings of approximately $803.8 million outstanding with a weighted-average remaining term of approximately 4.0 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.66%. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of December 31, 2023.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 36.4% as of December 31, 2023. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of December 31, 2023, we had $1.2 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the year ended December 31, 2023, the amount of aggregate gross proceeds raised from our current public offerings (including shares issued pursuant to the distribution reinvestment plan) was $120.7 million ($116.2 million net of direct selling costs).

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

Beginning in the third quarter of 2023, our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock, such that distributions in the amount of $0.03333 per share were paid to stockholders. The new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.03125 per share that had been paid since January 31, 2018. The distributions on Class T shares, Class S shares and Class D shares of our common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares. The distributions are paid on or about the last business day of each respective month to stockholders of record as of the close of business on the last business day of each respective month. There can be no assurances that this new distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$70,982	68.4%	$57,551	65.8%
Reinvested in shares	32,731	31.6	29,893	34.2
Total (2)	$103,713	100.0%	$87,444	100.0%
Sources of Distributions:
Cash flows from operating activities	$15,958	15.4%	$57,551	65.8%
Borrowings	55,024	53.0	—	—
DRIP (3)	32,731	31.6	29,893	34.2
Total (2)	$103,713	100.0%	$87,444	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares and OP Units. See “Note 13 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the years ended December 31, 2023 and 2022, our FFO was $37.0 million, or 35.7% of our total distributions, and $(6.4) million, or (7.3)% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2023, 2022 and 2021. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except for per share data)	2023	2022	2021
Number of shares redeemed or repurchased	22,815	8,466	8,784
Aggregate dollar amount of shares redeemed or repurchased	$193,859	$73,378	$67,234
Average redemption or repurchase price per share	$8.50	$8.67	$7.65

For the years ended December 31, 2023 and 2022, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $193.9 million and $73.4 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our current public offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our current public offerings; proceeds from the disposition of properties; and other longer-term borrowings. In addition, refer to “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.

For purposes of the share redemption program, redemption requests received in a month are included on the last day of such month because that is the last day the stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month.

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

In the United States, inflation rates continue to be high, and inflation’s impact on the U.S. economy and the impact of any additional measures that may be taken by government officials to curb inflation remain uncertain. Periods of excessive or prolonged inflation may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our results of operations, financial condition, NAV and cash flows.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and also utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2023, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable rate consolidated debt.

Fixed Interest Rate Debt. As of December 31, 2023, our fixed interest rate debt consisted of $596.2 million under our mortgage notes and $650.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 63.2% of our total consolidated debt as of December 31, 2023. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.2 billion and $1.2 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2023. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2023, our consolidated variable interest rate debt consisted of $367.0 million of borrowings under our line of credit, $150.0 million of borrowings under our term loans, and $207.6 million under our mortgage notes, which represented 36.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of December 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $724.6 million of consolidated borrowings; however, $507.6 million of these borrowings are capped through the use of five interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2023, would increase our annual interest expense by approximately $0.5 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of December 31, 2023, we had 20 outstanding and 17 effective derivative instruments with a total notional amount of $1.2 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

Variable Interest Rate Debt Investments. In the case of a significant increase in interest rates, additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the Company’s consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of the estimated fair value of certain acquired tangible assets

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired land of $67.2 million and building and improvements of $322.4 million during 2023 that were accounted for as asset acquisitions. Upon an asset acquisition, the purchase price is allocated to land, building and improvements, and intangible lease assets and liabilities based on their relative fair value.

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

Assessment of the expected hold periods for investments in real estate properties

As described in Note 3, the Company had $3.9 billion of net investment in real estate properties as of December 31, 2023. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.

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

Denver, Colorado

March 13, 2024

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	December 31, 2023	December 31, 2022
ASSETS
Net investment in real estate properties	$3,889,314	$3,605,578
Investments in unconsolidated joint venture partnerships	153,305	120,372
Investments in real estate debt and securities (includes $122,375 and $14,896 at fair value as of December 31, 2023 and December 31, 2022, respectively)	370,176	275,335
Cash and cash equivalents	15,052	13,336
Restricted cash	4,614	3,850
DST Program Loans (includes $7,753 and $0 at fair value as of December 31, 2023 and December 31, 2022, respectively)	117,019	81,897
Other assets	89,926	74,356
Total assets	$4,639,406	$4,174,724
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$66,386	$58,097
Debt, net	1,961,120	1,616,475
Intangible lease liabilities, net	37,079	42,444
Financing obligations, net (includes $102,045 and $0 at fair value as of December 31, 2023 and December 31, 2022, respectively)	1,351,090	1,130,810
Distribution fees payable to affiliates	66,656	60,919
Other liabilities	33,913	53,982
Total liabilities	3,516,244	2,962,727
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	11,746	18,130
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 28,432 shares and 26,884 shares issued and outstanding, respectively	284	269
Class S common stock, $0.01 par value—500,000 shares authorized, 48,145 shares and 49,237 shares issued and outstanding, respectively	482	492
Class D common stock, $0.01 par value—500,000 shares authorized, 6,930 shares and 7,871 shares issued and outstanding, respectively	69	79
Class I common stock, $0.01 par value—500,000 shares authorized, 65,511 shares and 69,142 shares issued and outstanding, respectively	655	691
Class E common stock, $0.01 par value—500,000 shares authorized, 48,210 shares and 52,974 shares issued and outstanding, respectively	482	530
Additional paid-in capital	1,895,789	1,898,510
Distributions in excess of earnings	(1,108,823)	(973,395)
Accumulated other comprehensive income	6,359	16,083
Total stockholders’ equity	795,297	943,259
Noncontrolling interests	316,119	250,608
Total equity	1,111,416	1,193,867
Total liabilities and equity	$4,639,406	$4,174,724

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenues:
Rental revenues	$321,995	$289,234	$209,176
Debt-related income	31,175	9,989	9,174
Total revenues	353,170	299,223	218,350
Operating expenses:
Rental expenses	118,794	103,953	69,773
Real estate-related depreciation and amortization	149,985	134,617	74,415
General and administrative expenses	11,824	10,570	8,797
Advisory fees	38,645	33,747	21,433
Performance participation allocation	—	23,747	15,327
Acquisition costs and reimbursements	7,034	5,427	2,636
Impairment of real estate property	—	—	758
Valuation allowance on debt-related investment	(1,799)	1,799	—
Total operating expenses	324,483	313,860	193,139
Other expenses (income):
Equity in loss (income) from unconsolidated joint venture partnerships	3,578	(2,970)	(114)
Interest expense	148,517	140,406	70,494
Gain on sale of real estate property	(36,884)	(94,827)	(77,857)
Unrealized gain on financing obligations	(932)	—	—
Loss on extinguishment of debt and financing commitments, net	700	—	—
Gain on derivative instruments	(126)	(4,723)	(71)
Provision for current expected credit losses	1,997	—	—
Other income and expenses	(4,950)	(2,860)	(1,781)
Total other expenses (income)	111,900	35,026	(9,329)
Net (loss) income	(83,213)	(49,663)	34,540
Net loss (income) attributable to redeemable noncontrolling interests	597	370	(221)
Net loss (income) attributable to noncontrolling interests	20,189	9,314	(3,565)
Net (loss) income attributable to common stockholders	$(62,427)	$(39,979)	$30,754
Weighted-average shares outstanding—basic	203,291	194,039	154,767
Weighted-average shares outstanding—diluted	267,556	233,304	174,330
Net (loss) income attributable to common stockholders per common share—basic and diluted	$(0.31)	$(0.21)	$0.20

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Net (loss) income	$(83,213)	$(49,663)	$34,540
Change from cash flow hedging activities	(11,589)	31,398	15,897
Change from activities related to available-for-sale debt securities	132	26	—
Comprehensive (loss) income	(94,670)	(18,239)	50,437
Comprehensive loss (income) attributable to redeemable noncontrolling interests	666	86	(324)
Comprehensive loss (income) attributable to noncontrolling interests	23,830	4,740	(5,346)
Comprehensive (loss) income attributable to common stockholders	$(70,174)	$(13,413)	$44,767

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of December 31, 2020	143,041	$1,430	$1,321,405	$(841,496)	$(24,744)	$41,296	$497,891
Net income (excludes $221 attributable to redeemable noncontrolling interests)	—	—	—	30,754	—	3,565	34,319
Change from cash flow hedging activities (excludes $103 attributable to redeemable noncontrolling interests)	—	—	—	—	14,013	1,781	15,794
Issuance of common stock	35,379	354	274,382	—	—	—	274,736
Share-based compensation	29	—	195	—	—	—	195
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,885)	—	—	—	(5,885)
Trailing distribution fees	—	—	(12,208)	2,886	—	(9,253)	(18,575)
Redemptions of common stock	(8,784)	(88)	(67,146)	—	—	—	(67,234)
Issuances of OP Units for DST Interests	—	—	—	—	—	115,653	115,653
Contributions of noncontrolling interests	—	—	—	—	—	1,080	1,080
Distributions declared on common stock and noncontrolling interests (excludes $418 attributable to redeemable noncontrolling interests)	—	—	—	(57,988)	—	(6,916)	(64,904)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(682)	—	—	—	(682)
Redemptions of noncontrolling interests	—	—	(506)	—	—	(5,456)	(5,962)
Reallocation of stockholders' equity and noncontrolling interests	—	—	33,062	—	1,168	(34,230)	—
Balance as of December 31, 2021	169,665	$1,696	$1,542,617	$(865,844)	$(9,563)	$107,520	$776,426
Net loss (excludes $370 attributable to redeemable noncontrolling interests)	—	—	—	(39,979)	—	(9,314)	(49,293)
Change from securities and cash flow hedging activities (excludes $284 attributable to redeemable noncontrolling interests)	—	—	—	—	26,566	4,574	31,140
Issuance of common stock	44,882	450	388,484	—	—	—	388,934
Share-based compensation	27	—	292	—	—	—	292
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,918)	—	—	—	(8,918)
Trailing distribution fees	—	—	(15,240)	5,166	—	(16,776)	(26,850)
Redemptions of common stock	(8,466)	(85)	(73,293)	—	—	—	(73,378)
Issuances of OP Units for DST Interests	—	—	—	—	—	252,578	252,578
Other noncontrolling interests net distributions	—	—	—	—	—	(65)	(65)
Distributions declared on common stock and noncontrolling interests (excludes $735 attributable to redeemable noncontrolling interests)	—	—	—	(72,738)	—	(13,971)	(86,709)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(2,354)	—	—	—	(2,354)
Redemptions of noncontrolling interests	—	—	(2,245)	—	—	(5,691)	(7,936)
Reallocation of stockholders' equity and noncontrolling interests	—	—	69,167	—	(920)	(68,247)	—
Balance as of December 31, 2022	206,108	$2,061	$1,898,510	$(973,395)	$16,083	$250,608	$1,193,867
Net loss (excludes $597 attributable to redeemable noncontrolling interests)	—	—	—	(62,427)	—	(20,189)	(82,616)
Change from securities and cash flow hedging activities (excludes $69 attributable to redeemable noncontrolling interests)	—	—	—	—	(7,747)	(3,641)	(11,388)
Issuance of common stock	13,900	139	120,604	—	—	—	120,743
Share-based compensation	35	—	271	—	—	—	271
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,314)	—	—	—	(4,314)
Trailing distribution fees	—	—	(232)	5,741	—	(11,246)	(5,737)
Redemptions of common stock	(22,815)	(228)	(193,631)	—	—	—	(193,859)
Issuances of OP Units for DST Interests	—	—	—	—	—	228,301	228,301
Other noncontrolling interests net distributions	—	—	—	—	—	(14)	(14)
Distributions declared on common stock and noncontrolling interests (excludes $764 attributable to redeemable noncontrolling interests)	—	—	—	(78,742)	—	(24,207)	(102,949)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	14	—	—	—	14
Redemptions of noncontrolling interests (excludes $4,940 attributable to redeemable noncontrolling interests)	—	—	(3,354)	—	—	(27,549)	(30,903)
Reallocation of stockholders' equity and noncontrolling interests	—	—	77,921	—	(1,977)	(75,944)	—
Balance as of December 31, 2023	197,228	$1,972	$1,895,789	$(1,108,823)	$6,359	$316,119	$1,111,416

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities:
Net (loss) income	$(83,213)	$(49,663)	$34,540
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	149,985	134,617	74,415
Straight-line rent and amortization of above- and below-market leases	(6,959)	(7,513)	(8,939)
Gain on sale of real estate property	(36,884)	(94,827)	(77,857)
Performance participation allocation	—	23,747	15,327
Valuation allowance on debt-related investment	(1,799)	1,799	—
Equity in loss (income) of unconsolidated joint venture partnerships	3,578	(2,970)	(114)
Impairment of real estate property	—	—	758
Loss on extinguishment of debt and financing commitments, net	700	—	—
Provision for current expected credit losses	1,997	—	—
Amortization of deferred financing costs	7,380	7,364	6,803
(Decrease) increase in financing obligation liability appreciation	(459)	31,737	5,822
Unrealized gain on financing obligations	(932)	—	—
Unrealized loss (gain) on derivative instruments not designated as cash flow hedges	4,169	(4,051)	(71)
Paid-in-kind interest on investments in real estate debt and securities	(7,946)	(1,850)	—
Distributions of earnings from unconsolidated joint venture partnerships	3,369	2,828	—
Amortization of interest rate cap premiums	5,746	—	—
Other	(1,295)	(353)	1,872
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	2,268	21,663	(3,166)
Cash settlement of accrued performance participation allocation	(23,747)	—	—
Net cash provided by operating activities	15,958	62,528	49,390
Investing activities:
Real estate acquisitions	(401,840)	(1,193,994)	(779,678)
Capital expenditures	(48,329)	(33,936)	(36,899)
Proceeds from disposition of real estate property	53,735	274,816	223,791
Investments in debt-related investments	(52,021)	(158,364)	(58,291)
Principal collections on debt-related investments	66,680	4,084	2,405
Investments in unconsolidated joint venture partnerships	(39,881)	(62,805)	(57,310)
Investments in available-for-sale debt securities	(102,160)	(14,888)	—
Other	2,263	173	(726)
Net cash used in investing activities	(521,553)	(1,184,914)	(706,708)
Financing activities:
Proceeds from mortgage notes	287,339	—	195,600
Repayments of mortgage notes	(72,164)	(1,638)	(60,653)
Net proceeds from (repayments of) line of credit	132,000	(21,000)	150,000
Proceeds from term loan	—	275,000	—
Redemptions of common stock	(193,859)	(73,378)	(67,234)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(61,227)	(49,601)	(37,825)
Proceeds from issuance of common stock	88,125	359,737	251,527
Proceeds from financing obligations, net	412,874	669,577	253,959
Offering costs for issuance of common stock and private placements	(15,355)	(15,953)	(11,549)
Redemption of noncontrolling interests	(30,903)	(7,936)	(5,962)
Redemption of redeemable noncontrolling interests	(2,985)	(7,724)	—
Debt issuance costs paid	(6,449)	(1,864)	(17,927)
Interest rate cap premiums	(29,321)	—	—
Net cash provided by financing activities	508,075	1,125,220	649,936
Net increase (decrease) in cash, cash equivalents and restricted cash	2,480	2,834	(7,382)
Cash, cash equivalents and restricted cash, at beginning of period	17,186	14,352	21,734
Cash, cash equivalents and restricted cash, at end of period	$19,666	$17,186	$14,352

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company”, “we,” “our” or “us” refers to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries. We are externally managed by our advisor.

Ares Real Estate Income Trust Inc. is a Maryland corporation formed on April 11, 2005. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including our former advisor, Black Creek Diversified Property Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became our new advisor (the “New Advisor”). Ares did not acquire our former sponsor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), and we now consider Ares real estate to be our Sponsor. See “Note 13” for additional information regarding this transaction. References to the “Advisor” throughout this report mean Black Creek Diversified Property Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter. References to the “Sponsor” throughout this report mean Black Creek Diversified Property Advisors Group LLC for periods prior to July 1, 2021 and Ares real estate for periods thereafter.

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail) and investments in real estate debt and securities. To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. As of December 31, 2023, our consolidated real property portfolio consisted of 99 properties. We operate six reportable segments: retail properties, office properties, residential properties, industrial properties, other properties and real estate debt and securities. As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable. See “Note 17” for information regarding the financial results by segment.

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

We are currently offering shares pursuant to a public offering and intend to operate as a perpetual-life REIT, which means that we intend to offer shares of our common stock on a continuous basis through our ongoing primary offerings and our distribution reinvestment plan. See “Note 10” for detail regarding our current public offerings.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the conflicts in Ukraine and the Middle East, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States. In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

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

Reclassifications

Certain items in our consolidated balance sheets as of December 31, 2022, our consolidated statements of operations for the years ended December 31, 2022 and 2021 and our consolidated statements of cash flows for the years ended December 31, 2022 and 2021 have been reclassified to conform to the 2023 presentation.

Revision of Immaterial Overstatement of Noncontrolling Interests

During the year ended December 31, 2023, we identified misstatements associated with allocations between stockholders’ equity and noncontrolling interests. Specifically, noncontrolling interests were not adjusted through additional paid-in capital and accumulated other comprehensive income within stockholders’ equity to reflect the changing ownership percentage of third-party holders of partnership units (“OP Units”) in the “Operating Partnership each period dating back to 2008. Based on an analysis of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 99 “Materiality,” we determined that these allocation misstatements were immaterial to the previously issued consolidated financial statements. Also, these immaterial misstatements have no impact on our net income, net assets, cash flows, or the value of our common stock or OP Units.

Each period the ownership of the Operating Partnership varies between us, as the general partner and a limited partner, and the other limited partners of the Operating Partnership. This occurs for a variety of reasons, including the issuance of common stock or OP Units at net asset value (“NAV”), the redemption of common stock or OP Units at NAV, and the exchange or transfer of OP Units. Transactions that change our ownership interest in the Operating Partnership are accounted for as equity transactions if we retain our controlling financial interest in the Operating Partnership and no gain or loss is recognized in net income. Subsequently, the net equity balance in the Operating Partnership should be adjusted to reflect the changes in ownership of the Operating Partnership between us and the other limited partners. These adjustments are based on their respective ownership at the end of each period and are reflected as a reallocation between additional paid-in capital and accumulated other comprehensive income within stockholders’ equity and noncontrolling interests within our equity section on our consolidated balance sheets and our consolidated statements of equity.

The following table summarizes the effects of these reallocations on prior period balances:

		Cumulative Adjustment	Current Period
($ in thousands)	As Previously Reported	Prior to Period	Reallocation		As Revised
As of December 31, 2020
Additional paid-in capital	$1,269,146	$52,259	$	N/A	$1,321,405
Accumulated other comprehensive income (loss)	$(27,431)	$2,687	$	N/A	$(24,744)
Noncontrolling interests	$96,242	$(54,946)	$	N/A	$41,296
As of December 31, 2021
Additional paid-in capital	$1,457,296	$52,259		$33,062	$1,542,617
Accumulated other comprehensive income (loss)	$(13,418)	$2,687		$1,168	$(9,563)
Noncontrolling interests	$196,696	$(54,946)		$(34,230)	$107,520
As of December 31, 2022
Additional paid-in capital	$1,744,022	$85,321		$69,167	$1,898,510
Accumulated other comprehensive income (loss)	$13,148	$3,855		$(920)	$16,083
Noncontrolling interests	$408,031	$(89,176)		$(68,247)	$250,608

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. See “Note 3” for additional information regarding debt assumed in connection with our 2023 and 2022 acquisitions, if any. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Transaction costs associated with business combinations are expensed as they are incurred. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.

The results of operations for acquired businesses and properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date. During the years ended December 31, 2023, 2022 and 2021, we recorded $0.3 million, $0.2 million and $0.9 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.

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

Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building and improvements	5 to 40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There were no impairment charges during the years ended December 31, 2023 and 2022. Refer to “Note 3” for detail regarding the non-cash impairment charges recorded during the year ended December 31, 2021.

Investments in Unconsolidated Joint Venture Partnerships

Investments in unconsolidated joint venture partnerships are initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect our proportionate share of equity in the joint venture’s net (income) loss, distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investments in unconsolidated joint venture partnerships on our consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in equity in (income) loss of unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of our unconsolidated joint venture partnerships (if applicable) is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investments in unconsolidated joint venture partnerships for the years ended December 31, 2023, 2022 and 2021.

Debt-Related Investments

Debt-related investments are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts and a credit loss reserve, if applicable. Interest income is recorded on an accrual basis and is recorded as a component of debt-related income.

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

Current Expected Credit Losses

We record a reserve for current expected credit losses (“CECL Reserve”) on both the outstanding balances and unfunded commitments on loans held for investment. The development of the CECL Reserve requires the consideration of a broad range of historical experience adjusted for current conditions and reasonable and supportable forecast information to inform credit loss estimates. Increases and decreases to expected credit losses impact earnings and are recorded within the provision for current expected credit losses in our consolidated statements of operations. The CECL Reserve related to outstanding balances on loans held for investment is a valuation account that is deducted from the amortized cost basis of our loans held for investment in our consolidated balance sheets. The CECL Reserve related to unfunded commitments on loans held for investment is recorded within other liabilities in our consolidated balance sheets.

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

Available-for-Sale Debt Securities

We acquire debt securities that are collateralized by mortgages on commercial real estate properties primarily for cash management and investment purposes. Additionally, we acquire or originate preferred equity investments that are recognized as debt securities as they have mandatory redemption features and meet the definition of securities under FASB ASC Topic 320, Investments—Debt Securities. On the acquisition date, we designate investments in real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income.

As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment, we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the years ended December 31, 2023 or 2022, and we did not have any available-for-sale debt securities during the year ended December 31, 2021.

Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. There were no securities on non-accrual status as of December 31, 2023 or 2022.

DST Program

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trusts by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are leased-back by a wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units. This results in a failed sale and leaseback transaction for accounting purposes. Therefore, we record DST Interests as financing obligation liabilities and the associated property and its operations remain fully consolidated. If we exercise our option to reacquire a DST Property by issuing OP units in exchange for DST Interests, we extinguish the financing obligation liability and record the issuance of the OP Units as an issuance of equity.

Rental payments made to the Delaware statutory trusts pursuant to the master lease agreements are accounted for as interest expense related to the financing obligation liability. Increases in the fair value of the repurchase option are recognized as interest expense ratably through the estimated period in which the repurchase option is expected to be exercised, resulting in a corresponding accretion of the financial obligation liability balance. Decreases in fair value of the repurchase option below the initial financing obligation liability balance are not recognized unless the repurchase option is exercised, at which point a gain on extinguishment of debt would be recognized for the difference between the financing obligation liability balance and value of OP Units issued. All upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program offerings for which the fair value option has not been elected are accounted for as deferred financing costs and are netted against the financing obligation liability.

Beginning with our most recent DST Program offering, which commenced on October 1, 2023, we have elected the fair value option for the associated financing obligations and as such, they will be carried at fair value. These liabilities are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. Costs incurred for services provided by the Advisor and its affiliates related to our DST Program offerings for which the fair value option has been elected are recognized in earnings as incurred and are not deferred.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. We include our investments in DST Program Loans separately on our balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our consolidated statements of operations. Beginning with our most recent DST Program offering, which commenced on October 1, 2023, we have elected the fair value option for the associated DST Program Loans and as such, they will be carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. For all DST Program Loans related to DST Program offerings for which the fair value option has not been elected, these instruments are carried at amortized cost. Credit loss reserves associated with our DST Program Loans for which the fair value option has not been elected were immaterial as of and for the years ended December 31, 2023, 2022 and 2021.

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

Derivative Instruments

Our derivative instruments are used to manage exposure to variability in expected future interest payments and are recorded at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. As of December 31, 2023, all of our interest rate swap and interest rate cap derivative instruments are designated as cash flow hedges. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt.

For derivatives that are not designated and do not qualify as hedges, we present changes in the fair value as gain (loss) on derivative instruments on the consolidated statements of operations. We do not use derivative instruments for trading or speculative purposes.

Deferred Financing Costs

Deferred financing costs include: (i) debt issuance costs incurred to obtain long-term financing and cash flow hedges; and (ii) financing costs associated with financing obligations. These costs are amortized to interest expense over the expected terms of the related credit facilities or financing obligations. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date. Accumulated amortization of debt issuance costs was approximately $8.3 million and $4.8 million as of December 31, 2023 and 2022, respectively. Our interest expense for the years ended December 31, 2023, 2022 and 2021 included $4.3 million, $3.8 million and $3.3 million, respectively, of amortization of debt issuance costs. Accumulated amortization of financing costs associated with financing obligations was approximately $2.5 million and $3.4 million as of December 31, 2023 and 2022, respectively. Our interest expense for the years ended December 31, 2023, 2022 and 2021 included $3.1 million, $3.6 million and $3.5 million, respectively, of amortization of financing costs associated with financing obligations.

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

Transactions that change our ownership interest in the Operating Partnership are accounted for as equity transactions if we retain our controlling financial interest in the Operating Partnership. Therefore, we adjust the net equity balances in the Operating Partnership to reflect the changes in ownership of the Operating Partnership between us and the other limited partners. These adjustments are based on the respective ownership at the end of each period and are reflected as a reallocation between additional paid-in capital and accumulated other comprehensive income within stockholders’ equity and noncontrolling interests within our equity section on our consolidated balance sheets and our consolidated statements of equity.

For consolidated joint venture partnerships, the non-controlling partner’s share of the assets, liabilities and operations of the joint venture is included in noncontrolling interests as equity. The noncontrolling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

Redeemable Noncontrolling Interests

The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and Former Advisor as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the terms of the second amended and restated advisory agreement (2023), effective as of June 3, 2023 (the “Advisory Agreement”), by and among us, the Operating Partnership and the Advisor. The Advisor and Former Advisor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 11” for additional information regarding redeemable noncontrolling interests.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable, we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the full lease term. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with FASB ASC Topic 842, Leases. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. We analyze accounts receivable by considering customer creditworthiness and current economic trends on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2023 and 2022, our allowance for doubtful accounts was approximately $0.7 million and $1.8 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.

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

Income Taxes

We elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2006. As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income or from the operations of our taxable REIT subsidiary.

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

As our revenues predominately consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2023, no customers represented more than 10.0% of our total annualized base rent.

Recently Issued Accounting Standards

Effective November 27, 2023, FASB issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosure requirements to segment reporting. ASU No. 2023-07 will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to develop more useful financial analysis and includes the following changes: (i) single segment entities must follow segment guidance, (ii) must name the title and position of the chief operating decision maker and (iii) the ability to elect more than one performance measure. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. ASU No. 2023-07 is effective beginning in annual periods after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	December 31, 2023	December 31, 2022
Land	$754,149	$694,998
Buildings and improvements	3,505,921	3,152,553
Intangible lease assets	330,291	317,141
Right of use asset	13,637	13,637
Investment in real estate properties	4,603,998	4,178,329
Accumulated depreciation and amortization	(714,684)	(572,751)
Net investment in real estate properties	$3,889,314	$3,605,578

Acquisitions

During the years ended December 31, 2023 and 2022, we acquired 100% of the following properties through asset acquisitions:

($ in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2023 Acquisitions:
VM8 Logistics Center	Industrial	1/19/2023	$17,511
Moreno Valley Distribution Center	Industrial	5/2/2023	33,421
SLC Logistics Center	Industrial	9/26/2023	77,085
Cindel Drive Business Park	Industrial	12/19/2023	25,409
Arabelle Lincoln Station	Residential	8/16/2023	80,086
BLVD Dallas	Residential	9/15/2023	58,050
Regency at Johns Creek Walk	Residential	11/6/2023	59,815
Aventura Storage	Self-Storage	12/18/2023	31,043
Norwood Storage	Self-Storage	12/20/2023	23,903
Total 2023 acquisitions			$406,323
2022 Acquisitions:
General Washington IC	Industrial	1/7/2022	$11,051
Western Foods Center	Industrial	1/14/2022	39,298
Orlando I & II LC	Industrial	2/17/2022	94,759
Orlando III & IV LC	Industrial	2/17/2022	42,347
Orlando V LC	Industrial	2/17/2022	34,828
Orlando VI LC	Industrial	2/17/2022	28,694
Orlando VII LC	Industrial	2/17/2022	23,532
1403 Gillingham Lane	Industrial	6/10/2022	20,550
Industrial Drive IC	Industrial	6/17/2022	4,018
Glen Afton IC	Industrial	6/17/2022	22,036
East 56th Ave IC	Industrial	6/17/2022	19,041
Brockton IC	Industrial	6/17/2022	6,522
Pine Vista IC	Industrial	6/17/2022	18,790
Tri-County Parkway IC	Industrial	6/17/2022	12,784
Miami NW 114th IC	Industrial	6/17/2022	12,022
North Harney IC	Industrial	6/17/2022	8,026
Wes Warren Drive IC	Industrial	6/17/2022	7,515
Enterprise Way IC	Industrial	6/17/2022	6,519
New Albany IC	Industrial	6/17/2022	17,544
Maplewood Drive IC	Industrial	6/17/2022	5,514
1801 N. 5th Street	Industrial	6/24/2022	23,305
Skye 750	Residential	1/5/2022	92,845
Arabelle City Center	Residential	4/12/2022	156,781
Dallas Cityline	Residential	4/13/2022	111,093
Dallas Wycliff	Residential	4/13/2022	94,083
Dallas Maple District	Residential	4/13/2022	93,089
San Vance	Residential	4/13/2022	77,586
San Stone Oak	Residential	4/13/2022	72,605
350 Carter Road	Office	4/27/2022	31,256
107 Morgan Lane	Office	10/28/2022	12,269
Total 2022 acquisitions			$1,200,302
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 and 2022 acquisitions.

During the years ended December 31, 2023 and 2022, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Land	$67,173	$154,356
Building and improvements	322,409	1,008,273
Intangible lease assets	15,973	43,117
Above-market lease assets	993	730
Below-market lease liabilities	(225)	(6,174)
Total purchase price (1)	$406,323	$1,200,302
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 and 2022 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2023 and 2022, as of the respective date of each acquisition, were 3.9 years and 5.4 years, respectively.

Dispositions

During the year ended December 31, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million. We recorded a net gain on sale of approximately $36.9 million.

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

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2023 and 2022 include the following:

	As of December 31, 2023			As of December 31, 2022
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$306,365	$(234,172)	$72,193	$294,208	$(214,201)	$80,007
Above-market lease assets (1)	23,926	(20,525)	3,401	22,933	(19,707)	3,226
Below-market lease liabilities	(73,556)	36,477	(37,079)	(76,033)	33,589	(42,444)
(1)	Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities as of December 31, 2023 for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Year 1	$18,760	$923	$(4,062)
Year 2	14,598	776	(3,885)
Year 3	11,952	613	(3,645)
Year 4	8,530	468	(2,876)
Year 5	5,937	298	(2,607)
Thereafter	12,416	323	(20,004)
Total	$72,193	$3,401	$(37,079)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$3,384	$3,414	$5,849
Above-market lease amortization	(818)	(724)	(469)
Below-market lease amortization	4,393	4,823	3,559
Real estate-related depreciation and amortization:
Depreciation expense	$126,102	$97,418	$59,766
Intangible lease asset amortization	23,883	37,199	14,649

Future Minimum Rentals

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial customers under the terms of non-cancelable operating leases in effect as of December 31, 2023 were as follows for the next five years and thereafter:

As of December 31,
(in thousands)	2023
Year 1	$151,300
Year 2	138,939
Year 3	122,613
Year 4	98,573
Year 5	78,328
Thereafter	212,025
Total	$801,778

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses along with rental increases that are not fixed. Leases for our residential and self-storage customers are generally 12 months or less and are therefore excluded from the table above.

Real Estate Property Impairment

There were no impairment charges recorded during the years ended December 31, 2023 and 2022.

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

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

We have acquired interests in joint venture partnerships for purposes of investing in various assets and properties. We record our investments in AREIT-McDowell Vue Parent LLC (“Vue 1400 JV”), Pathfinder Core AREIT JV NNN Holdings, LLC (“Net Lease JV I”), Pathfinder Core AREIT Net Lease Aggregator LLC (“Net Lease JV II”), Pathfinder Core AREIT Net Lease TRS Aggregator LLC (“Net Lease JV III”), Ares PDC Common Holdings LLC (“Prime Date Center JV I”), Ares PDC Pref Investor LLC (“Prime Data Center JV II”) and MC European Real Estate Debt Parent II LP (“MERED II JV”) under the equity method on our consolidated balance sheets as we have the ability to exercise significant influence in each partnership but do not have control of the entities. Each partnership invests in assets and properties across the U.S., with the exception of MERED II JV which invests in assets in Europe. Other partners in Net Lease JV I, Net Lease JV II, Net Lease JV III, Prime Data Center JV I, Prime Data Center JV II and MERED II JV are affiliates of our Advisor. As of December 31, 2023, we had unfunded commitments of $209.4 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

				Investments in Unconsolidated
	Investment	Ownership Percentage as of		Joint Venture Partnerships as of
($ in thousands)	Type	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Vue 1400 JV	Residential	85.0%	85.0%	$23,932	$25,984
Net Lease JV I	Net Lease	50.0%	50.0%	16,030	16,393
Net Lease JV II	Net Lease	50.0%	50.0%	67,010	65,763
Net Lease JV III	Net Lease	50.0%	50.0%	21,192	12,232
Prime Data Center JV I	Data Center	10.0%	N/A	11,662	N/A
Prime Data Center JV II	Data Center	10.0%	N/A	13,315	N/A
MERED II JV	Debt	19.9%	N/A	164	N/A
Total investments in unconsolidated joint venture partnerships				$153,305	$120,372

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of December 31, 2023 and 2022:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of December 31, 2023
Senior loans	$141,737	$143,550	9.8%	2.2
Mezzanine loans	106,064	106,768	11.4	0.9
Total debt-related investments	$247,801	$250,318	10.5%	1.6
As of December 31, 2022
Senior loans (2)	$151,645	$154,622	8.5%	2.1
Mezzanine loans	108,794	108,500	10.4	1.9
Total debt-related investments (2)	$260,439	$263,122	9.5%	2.0
(1)	The difference between the carrying amount and the outstanding principal amount of the debt-related investments consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable.
(2)	As of December 31, 2022, we had one senior loan in default and on non-accrual status, and as such, the weighted-average interest rate and weighted-average remaining life excludes this senior loan from its calculations for this period.

During the year ended December 31, 2022, a senior loan debt-related investment on non-accrual status with an amortized cost basis of $43.8 million was marketed for sale resulting in recognition of a valuation allowance of $1.8 million as the fair value of the investment was less than the amortized cost. However, during the year ended December 31, 2023, the investment was reclassified as held for investment as we agreed to a modification of the loan agreement extending the maturity date resulting in a reversal of the full valuation allowance of $1.8 million.

During the year ended December 31, 2023, we received full repayment of $64.9 million outstanding principal on one senior loan debt-related investment and $1.8 million of partial principal repayments on one mezzanine loan debt-related investment. During the year ended December 31, 2022, we received $4.1 million of partial principal repayments on one senior loan debt-related investment.

Current Expected Credit Losses

As of December 31, 2023, our CECL Reserve for our debt-related investment portfolio is $2.0 million or 0.6% of our debt-related investment commitment balance of $331.2 million. During the year ended December 31, 2023, we recognized an increase in provision for current expected credit losses of $2.0 million. The debt-related investment commitment balance is comprised of $250.3 million of funded commitments and $80.9 million of unfunded commitments with associated CECL Reserves of $1.3 million and $0.7 million, respectively. The CECL Reserve for unfunded commitments is based on the unfunded portion of the loan commitment over the full contractual period over which we are exposed to credit risk through a current obligation to extend credit and is recorded as an other liability on the consolidated balance sheets. There have been no write-offs or recoveries related to any of our existing debt-related investments. CECL Reserves were immaterial in prior periods.

We have elected the fair value of collateral expedient for the one senior loan debt-related investment that was modified during the year ended December 31, 2023, as the balance is fully secured against the underlying collateral comprising unsold condo units, repayment is based on the sale of underlying collateral, and the borrower is experiencing financial difficulties. There is no CECL Reserve associated with this investment as of December 31, 2023, as the estimate fair value of collateral exceeds the amortized cost balance.

Available-for-Sale Debt Securities

As of December 31, 2023 we had one preferred equity investment and one commercial real estate collateralized loan obligation (“CRE CLO” or multiple “CRE CLOs”) designated as available-for-sale debt securities. As of December 31, 2022, we had one CRE CLO designated as available-for-sale debt securities. As of December 31, 2023, the weighted-average remaining term of our CRE CLO, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was approximately 3.1 years and the remaining term of our preferred equity investment was 3.1 years. We have no unfunded commitments related to our preferred equity investment as of December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of December 31, 2023 and 2022:

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of December 31, 2023
CRE CLOs	$14,910	$14,825	$85	$—	$158	$14,983
Preferred equity	108,250	107,392	—	858	—	107,392
Total debt securities	$123,160	$122,217	$85	$858	$158	$122,375
As of December 31, 2022
CRE CLOs	$14,979	$14,870	$109	$—	$26	$14,896
Total debt securities	$14,979	$14,870	$109	$—	$26	$14,896
(1)	Includes unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

6. DEBT

Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under our non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. One of our mortgage notes is currently partial recourse to us, for which we provide $14.9 million in limited guarantees until we meet certain lender-specified thresholds at the collateralized property. Other than this limited guarantee, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2023	2022	Current Maturity Date	2023	2022
Line of credit (1)	5.35%	5.72%	November 2025	$367,000	$235,000
Term loan (2)	3.31	3.90	November 2026	400,000	400,000
Term loan (3)	4.26	4.56	January 2027	400,000	400,000
Fixed-rate mortgage notes	4.46	3.48	January 2027 - May 2031	596,191	380,316
Floating-rate mortgage notes (4)	5.25	4.52	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.43%	4.31%		$1,970,791	$1,622,916
Less: unamortized debt issuance costs				$(17,038)	$(14,849)
Add: unamortized mark-to-market adjustment on assumed debt				7,367	8,408
Total debt, net				$1,961,120	$1,616,475
Gross book value of properties encumbered by debt				$1,391,173	$970,310
(1)	The effective interest rate is calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of December 31, 2023, the unused and available portions under the line of credit were approximately $533.0 million and $334.4 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements relating to $150.0 million in borrowings under this line of credit. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $300.0 million in borrowings under this term loan and an interest rate cap agreement relating to $100.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $350.0 million in borrowings under this term loan and an interest rate cap agreement relating to $50.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on Adjusted Term SOFR plus a margin. As of both December 31, 2023 and 2022, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 5.61% and 4.66%, respectively, as of December 31, 2023.
(5)	The weighted-average remaining term of our consolidated borrowings was approximately 3.2 years as of December 31, 2023, excluding the impact of certain extension options.

For the years ended December 31, 2023, 2022 and 2021, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $85.9 million, $55.4 million and $29.9 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of December 31, 2023, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
2024	$—	$—	$129,239	$129,239
2025	367,000	—	2,646	369,646
2026	—	400,000	85,396	485,396
2027	—	400,000	177,034	577,034
2028	—	—	90,477	90,477
Thereafter	—	—	318,999	318,999
Total principal payments	$367,000	$800,000	$803,791	$1,970,791
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
(2)	A $127.0 million mortgage note matures in October 2024 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2023.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt.  During the next 12 months, we estimate that approximately $10.3 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount (1)	Other Assets	Other Liabilities
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$10,510	$—
Interest rate caps designated as cash flow hedges	8	507,600	21,746
Total derivative instruments	20	$1,157,600	$32,256	$—
As of December 31, 2022
Interest rate swaps designated as cash flow hedges	12	$650,000	$20,279	$—
Interest rate caps not designated as cash flow hedges	2	207,600	4,169	—
Total derivative instruments	14	$857,600	$24,448	$—
(1)	Excludes an aggregate $100.0 million of notional amount for three interest rate cap agreements entered into in November 2023 with effective dates in February 2024. These interest rate cap agreements are replacing separate interest rate swap agreements with an aggregate $100.0 million of notional amount that are expiring at the end of January 2024.

The following table presents the effect of our consolidated derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Derivative instruments designated as cash flow hedges:
Gain recognized in AOCI	$6,259	$29,852	$5,616
Amount reclassified from AOCI as a (decrease) increase into interest expense	(17,848)	1,546	10,281
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	148,517	140,406	70,494
Derivative instruments not designated as cash flow hedges:
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	$(4,169)	$4,051	$71
Realized gain on derivative instruments recognized in other income (expenses) (2)	4,295	672	—
(1)	Unrealized (loss) gain on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

7. DST PROGRAM

The following table summarizes our DST Program Loans as of December 31, 2023 and 2022:

					Weighted-Average	Weighted-Average
($ in thousands)	Outstanding Principal	Unrealized Gain, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of December 31, 2023
DST Program Loans, carried at cost	$109,266	$	N/A	$109,266	5.1%	8.4
DST Program Loans, carried at fair value	7,753		—	7,753	6.4%	10.0
Total	$117,019		$—	$117,019	5.2%	8.5
As of December 31, 2022
DST Program Loans, carried at cost	$81,897	$	N/A	$81,897	4.5%	9.2
Total	$81,897	$	N/A	$81,897	4.5%	9.2
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of December 31, 2023 and 2022:

	DST Interests	Unamortized	Total	Unrealized		Book
($ in thousands)	Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Value
As of December 31, 2023
Financing obligations, carried at cost	$1,238,639	$(863)	$11,269	$	N/A	$1,249,045
Financing obligations, carried at fair value	102,977	N/A	N/A		(932)	102,045
Total	$1,341,616	$(863)	$11,269		$(932)	$1,351,090
As of December 31, 2022
Financing obligations, carried at cost	$1,109,716	$(2,836)	$23,930	$	N/A	$1,130,810
Total	$1,109,716	$(2,836)	$23,930	$	N/A	$1,130,810
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
DST Interests sold	$479,155	$758,995	$292,702
DST Interests financed by DST Program Loans	51,360	51,496	25,978
Income earned from DST Program Loans (1)	5,155	3,420	2,178
(Decrease) increase in financing obligation liability appreciation (2)	(459)	31,737	5,822
Rent obligation incurred under master lease agreements (2)	57,916	47,021	28,422
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in interest expense on the consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST property by issuing OP Units in exchange for DST Interests, we relieve the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the years ended December 31, 2023, 2022, and 2021, 27.3 million OP Units, 28.8 million OP Units and 15.0 million OP units, respectively, were issued in exchange for DST Interests for a net investment of $228.3 million, $252.6 million and $115.7 million, respectively, in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.

Refer to “Note 13” for detail relating to the fees paid to the Advisor and its affiliates for raising capital through the DST Program.

8. FAIR VALUE

We estimate the fair value of our financial assets and liabilities using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of the amounts that we would realize upon disposition of our financial assets and liabilities.

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2023
Assets:
Derivative instruments	$—	$32,256	$—	$32,256
Available-for-sale debt securities	—	14,983	107,392	122,375
DST Program Loans	—	—	7,753	7,753
Total assets measured at fair value	$—	$47,239	$115,145	$162,384
Liabilities:
Financing obligations	$—	$—	$102,045	$102,045
Total liabilities measured at fair value	$—	$—	$102,045	$102,045
As of December 31, 2022
Assets:
Derivative instruments	$—	$24,448	$—	$24,448
Available-for-sale debt securities	—	14,896	—	14,896
Total assets measured at fair value	$—	$39,344	$—	$39,344

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities:

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

Available-for-Sale Debt Securities. The available-for-sale debt securities are either preferred equity investments in real estate properties or CRE CLOs. The fair value for CRE CLOs are estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these CRE CLOs being unique and not actively traded, the fair value is classified as Level 2. The preferred equity investments are unlikely to have readily available market quotations. In such cases, the initial value will generally be determined using the acquisition price of such investment if acquired, or the par value of such investment if originated. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. The inputs used in estimating the fair value of these preferred equity investments are generally considered Level 3. As of December 31, 2023, we had one preferred equity investment without a readily available market quotation.

DST Program Loans. The estimate of fair value of DST Program Loans takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. DST Program Loans with near-term maturities are generally valued at par. The inputs used in estimating the fair value of these financial assets are generally considered Level 3.

Financing Obligations. The estimate of fair value of financing obligations takes into consideration various factors including current market rates and conditions, leasing and other activity at the underlying DST Program investments, remaining master lease payments to DST investors, and the current portion of DST Program offerings sold to DST investors. The inputs used in estimating the fair value of these financial liabilities are generally considered Level 3.

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Available-For-Sale	DST Program
($ in thousands)	Debt Securities	Loans	Total
Balance as of December 31, 2022	$—	$—	$—
Purchases and contributions	102,160	7,753	109,913
Paid-in-kind interest	6,090	—	6,090
Loan origination fees received	(1,022)	—	(1,022)
Amortization of loan origination fees (1)	164	—	164
Balance as of December 31, 2023	$107,392	$7,753	$115,145
(1)	Included in debt-related income on the consolidated statements of operations.

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

Financing
($ in thousands)	Obligations
Balance as of December 31, 2022	$—
DST Interests sold, net of upfront fees	102,977
Unrealized gain on financing obligations	(932)
Balance as of December 31, 2023	$102,045

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023:

		Valuation	Unobservable	Impact to Valuation from
($ in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Available-for-sale debt securities (1)	$107,392	Yield Method	Market Yield	Decrease
DST Program Loans	7,753	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$102,045	Discounted Cash Flow	Discount Rate	Decrease
			Exit Capitalization Rate	Decrease
(1)	As of December 31, 2023, the market yield used in determining the fair value of our available-for sale debt security was 13.3%.

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of December 31, 2023		As of December 31, 2022
	Level in Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Value Hierarchy	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	3	$250,318	$250,215	$263,122	$260,841
DST Program Loans (2)	3	109,266	107,297	81,897	79,049
Liabilities:
Line of credit	3	$367,000	$367,000	$235,000	$235,000
Term loans	3	800,000	800,000	800,000	800,000
Mortgage notes	3	803,791	778,235	587,916	541,558
(1)	The carrying value reflects the principal amount outstanding.
(2)	Only includes instruments for which we have not elected the fair value option and do not record at fair value on the consolidated balance sheets.

The initial value of debt-related investments will generally be determined using the acquisition price of such investment if acquired, or the par value of such investment if originated. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. The estimate of fair value of DST Program Loans, line of credit, term loans and mortgage notes takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.

9. INCOME TAXES

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2023, 2022 and 2021. We had a net deferred tax asset of approximately $0.5 million and $0.4 million as of December 31, 2023 and 2022, respectively, which is offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2020.

Distributions

Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire before January 1, 2026. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. In any given year, the overall taxability of distributions could be higher or lower than the preceding year.

The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2023, 2022 and 2021. This information assumes that an investor owned shares of our common stock for the full 2023 calendar year.

	For the Year Ended December 31,
	2023	2022	2021
Ordinary income	—%	—%	13.62%
Non-taxable return of capital	100.00	100.00	61.37
Capital gain	—	—	25.01
Total distributions	100.00%	100.00%	100.00%

The taxability of distributions remained unchanged in 2023 as compared to 2022. The decline in taxable income for 2022 as compared to 2021 was almost entirely due to (i) the increase in the performance participation allocation and (ii) our Advisor’s election to receive the 2022 performance fee in cash instead of OP Units.

10. STOCKHOLDERS’ EQUITY

Public Offerings

We may conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we may file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act of 1933, as amended.

Currently, we have the following registration statements effective with the SEC:

●	A public offering of up to $10.0 billion in Class T, Class S, Class D and Class I shares of common stock, consisting of up to $8.5 billion offered in our primary offering and up to $1.5 billion offered under our distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan.
●	A public offering of Class E shares under our distribution reinvestment plan of up to $110.0 million.

The Class T, Class S, Class D, Class I and Class E shares, all of which are collectively referred to herein as shares of common stock, generally have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. While gross distributions are the same for all share classes, the payment of class-specific fees results in different amounts of net distributions being paid with respect to each class of shares. During the year ended December 31, 2023, we raised gross proceeds of approximately $120.7 million from the sale of approximately 13.9 million shares of our common stock in our current ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $32.6 million.

Common Stock

The following table describes the changes in each class of common shares during each of the years ended December 31, 2023, 2022 and 2021:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
Balance as of December 31, 2020	9,831	23,516	4,098	44,723	60,873	143,041
Issuance of common stock:
Primary shares	6,885	12,539	2,778	10,149	—	32,351
Distribution reinvestment plan	267	618	121	1,112	910	3,028
Share-based compensation	—	—	—	29	—	29
Redemptions of common stock	(266)	(916)	(248)	(1,899)	(5,455)	(8,784)
Conversions	(292)	—	—	292	—	—
Balance as of December 31, 2021	16,425	35,757	6,749	54,406	56,328	169,665
Issuance of common stock:
Primary shares	10,443	14,348	1,688	15,000	—	41,479
Distribution reinvestment plan	426	823	153	1,256	745	3,403
Share-based compensation	—	—	—	27	—	27
Redemptions of common stock	(198)	(1,691)	(719)	(1,759)	(4,099)	(8,466)
Conversions	(212)	—	—	212	—	—
Balance as of December 31, 2022	26,884	49,237	7,871	69,142	52,974	206,108
Issuance of common stock:
Primary shares	3,103	2,672	192	4,098	—	10,065
Distribution reinvestment plan	579	974	156	1,398	728	3,835
Share-based compensation	—	—	—	35	—	35
Redemptions of common stock	(1,753)	(4,793)	(907)	(9,881)	(5,481)	(22,815)
Conversions	(381)	55	(382)	719	(11)	—
Balance as of December 31, 2023	28,432	48,145	6,930	65,511	48,210	197,228

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
September 30	0.10000	10,335	6,451	8,431	1,430	26,647
December 31	0.10000	10,127	7,739	8,317	1,387	27,570
Total	$0.38750	$40,270	$24,971	$32,731	$5,741	$103,713
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
September 30	0.09375	9,684	3,972	7,732	1,399	22,787
December 31	0.09375	9,859	4,559	7,923	1,478	23,819
Total	$0.37500	$37,679	$14,706	$29,893	$5,166	$87,444
2021
March 31	$0.09375	$7,562	$1,424	$5,526	$586	$15,098
June 30	0.09375	7,696	1,611	5,723	655	15,685
September 30	0.09375	7,984	1,854	5,985	759	16,582
December 31	0.09375	8,265	2,445	6,361	886	17,957
Total	$0.37500	$31,507	$7,334	$23,595	$2,886	$65,322
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share, and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our current public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2023, 2022 and 2021. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except for per share data)	2023	2022	2021
Number of shares redeemed or repurchased	22,815	8,466	8,784
Aggregate dollar amount of shares redeemed or repurchased	$193,859	$73,378	$67,234
Average redemption or repurchase price per share	$8.50	$8.67	$7.65

11. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the Advisory Agreement. The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of December 31, 2023 and 2022, we had redeemable OP Units outstanding of 1.4 million and 2.0 million, respectively.

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Balance at beginning of the year	$18,130	$8,994
Settlement of prior year performance participation allocation (1)	—	15,327
Distributions to redeemable noncontrolling interests	(764)	(735)
Redemptions to redeemable noncontrolling interests	(4,940)	(7,724)
Net loss attributable to redeemable noncontrolling interests	(597)	(370)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	(69)	284
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	(14)	2,354
Ending balance	$11,746	$18,130
(1)	There were no OP Units issued related to the 2022 performance participation allocation, as the $23.7 million payable as of December 31, 2022 was, at the election of the Advisor, settled in cash in January 2023. The 2021 performance participation allocation in the amount of $15.3 million became payable on December 31, 2021, and was issued as 1.9 million Class I OP Units in January 2022. At the direction of the Advisor and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the holder of the Special Units designated 465,000 of these Class I OP Units to an entity owned indirectly by our Chairman at the time, Mr. Mulvihill, and 465,000 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The holder of the Special Units transferred 945,000 Class I OP Units to the Advisor thereafter.
(2)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

12. NONCONTROLLING INTERESTS

OP Units

As of December 31, 2023 and 2022, the Operating Partnership had issued OP Units to third-party investors, representing 28.4% and 20.9%, respectively, of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders). OP Units held by third-party investors are made up of Class E, Class T, Class S, and Class I OP Units.

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	55,079	27,180	12,982
Issuance of units	27,274	28,821	14,974
Redemption of units	(3,616)	(922)	(776)
Balance at end of period	78,737	55,079	27,180

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the years ended December 31, 2023, 2022 and 2021, the aggregate amount of OP Units redeemed was $30.9 million, $7.9 million, and $6.0 million, respectively. The estimated maximum redemption value (unaudited) as of December 31, 2023 and 2022 was $641.1 million and $488.3 million, respectively.

13. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement, by and among us, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends April 30, 2024, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager, which is also a related party, provides dealer manager services in connection with our securities offerings pursuant to the terms of the fourth amended and restated dealer manager agreement, effective December 1, 2021 (the “Dealer Manager Agreement”) by and among us, the Advisor and the Dealer Manager. On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our Former Advisor (the “Transaction”). On the same date, our Former Advisor assigned the advisory agreement to our New Advisor. Ares did not acquire the Former Sponsor, and we now consider Ares real estate to be our sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was majority owned by the founders of the Former Sponsor and/or their affiliates. The Dealer Manager was also directly or indirectly majority owned, controlled and/or managed by the founders of the Former Sponsor and/or their affiliates. Presently, following the Transaction, the Advisor and the Dealer Manager are directly or indirectly majority owned, controlled and/or managed by Ares. The Advisor, the Sponsor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our securities offerings and for the investment and management of our assets and our other activities and operations.

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

Additional Underwriting Compensation and Primary Dealer Fee. We pay directly, or reimburse the Advisor and the Dealer Manager if they pay on our behalf, certain additional items of underwriting compensation, including legal fees of the Dealer Manager, costs reimbursement for registered representatives of participating broker-dealers to attend educational conferences sponsored by us or the Dealer Manager, attendance fees for registered persons associated with the Dealer Manager to attend seminars conducted by participating broker-dealers, and promotional items. In addition to this additional underwriting compensation, the Advisor may also pay the Dealer Manager additional amounts to fund certain of the Dealer Manager’s costs and expenses related to the distribution of our securities offering, which will not be reimbursed by us. Also, the Dealer Manager may pay supplemental fees or commissions to participating broker-dealers and servicing broker-dealers with respect to Class I shares sold in the primary offering, which will not be reimbursed by us. Through June 30, 2017, we paid to the Dealer Manager primary dealer fees in the amount of 5.0% of the gross proceeds raised from certain sales of Class I shares in the primary offering. We currently do not intend to pay additional primary dealer fees in our current public offerings.

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

The performance participation allocation is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance participation allocation equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance participation allocation. We completed the 2023 calendar year with an annual total return loss and therefore have a loss carryforward that will apply to future performance participation allocations. The loss carryforward as of December 31, 2023 is approximately $0.41 per Fund Interest (unaudited). Realization of the loss carryforward is contingent on future performance. As such, the loss carryforward is not included in the consolidated balance sheet as of December 31, 2023. Even after the offset of the loss carryforward, future performance participation allocations will be subject to the Hurdle Amount. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance participation allocation that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2023, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 12” for detail regarding the Class E OP Units.

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of December 31, 2023, therefore no performance participation allocation expense was recognized in our consolidated statements of operations for the year ended December 31, 2023. As the performance hurdle was achieved as of December 31, 2022 and 2021, we recognized approximately $23.7 million and $15.3 million for the year ended December 31, 2022 and 2021, respectively, of performance participation allocation expense in our consolidated statements of operations.

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

Property-Level Accounting Services. Pursuant to the Advisory Agreement effective as of May 1, 2022, we have agreed to pay the Advisor a property accounting fee in connection with providing services related to accounting for real property operations, including the maintenance of the real property’s books and records in accordance with GAAP and our policies, procedures, and internal controls, in a timely manner, and the processing of real property-related cash receipts and disbursements. The property accounting fee is equal to the difference between: (i) the property management fee charged with respect to each real property, which reflects the market rate for all real property management services, including property-level accounting services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arm’s length negotiation with a third-party property management service provider (the difference between (i) and (ii), the “property accounting fee”).

DST Program

DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 7,” Ares Diversified Real Estate Exchange LLC (“ADREX,” formerly known as Black Creek Exchange LLC), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $2.75 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through fees and expenses paid by the investors at the time of investment, or deductions from distributions paid to such investors.

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

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2023	2022	2021	2023	2022
Selling commissions and dealer manager fees (1)	$1,189	$4,289	$2,656	$—	$—
Ongoing distribution fees (1)(2)	8,896	6,800	3,206	804	748
Advisory fees—fixed component	38,645	33,747	21,433	3,281	2,868
Performance participation allocation (3)	—	23,747	15,327	—	23,747
Other expense reimbursements—Advisor (4)(5)	13,788	11,346	11,070	3,909	4,192
Other expense reimbursements—Dealer Manager	335	372	376	84	109
Property accounting fee (6)	1,884	1,289	—	170	478
DST Program selling commissions, dealer manager and distribution fees (1)	9,693	22,467	9,871	308	241
Other DST Program related costs—Advisor (5)	8,114	14,860	6,318	171	146
Total	$82,544	$118,917	$70,257	$8,727	$32,529
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable of approximately $66.7 million and $60.9 million as of December 31, 2023 and 2022, respectively.
(3)	The 2022 performance participation allocation in the amount of $23.7 million became payable on December 31, 2022, and the Advisor elected to settle the amounts owed in cash in January 2023.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the years ended December 31, 2023, 2022 and 2021, were approximately $12.6 million, $10.7 million and $9.8 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

On December 31, 2023, an affiliate of our Sponsor acquired and internalized the activities of 3RE Partners, which provided construction supervision services related to our preferred equity investment. As of December 31, 2023, we had approximately $0.2 million of fees payable to 3RE Partners on our consolidated balance sheet for services provided during 2023 prior to the acquisition.

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

Transactions with Affiliates

We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our current public offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2023 and 2022, we held a 71.1% and 78.3%, respectively, limited partnership interest in the Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 12” for detail regarding our noncontrolling interests.

Student Housing Investment Arrangement

The changes in the Amended Advisory Agreement and Amended OP Agreement described above were made in contemplation of a Project Specialist arrangement in student housing investments. Under this arrangement, affiliates of Timberline Real Estate Ventures (“Timberline”), a fully integrated, operationally focused privately held real estate operator and investment manager specializing in the development, acquisition and operation of student housing, multifamily, and mixed-use retail/residential communities, will enter into a joint venture with affiliates of the Advisor to create a Product Specialist (collectively, with its affiliated entities, the “Student Housing Product Specialist”). For each student housing investment by the Company made through the Student Housing Product Specialist, the Student Housing Product Specialist will be retained under a management services agreement, engaged as property manager under a property management agreement and receive a profits interest through the Operating Partnership in such investment. The Student Housing Product Specialist will be paid reasonable market rate fees for the services it provides. The Advisor or its affiliates will have an economic interest in these agreements except the profits interests, with respect to which the Advisor and its affiliates will have no economic interest. With respect to each student housing investment made under this arrangement, an affiliate of the Student Housing Project Specialist will receive a profits interest through the Operating Partnership. As of and for the year ended December 31, 2023, there have been no student housing investments made through this arrangement nor have any fees been incurred with the Student Housing Product Specialist.

14. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net (loss) income attributable to common stockholders—basic	$(62,427)	$(39,979)	$30,754
Net (loss) income attributable to redeemable noncontrolling interests	(597)	(370)	221
Net (loss) income attributable to noncontrolling interests	(20,189)	(9,314)	3,565
Net (loss) income attributable to common stockholders—diluted	$(83,213)	$(49,663)	$34,540
Weighted-average shares outstanding—basic	203,291	194,039	154,767
Incremental weighted-average shares effect of conversion of noncontrolling interests	64,265	39,265	19,563
Weighted-average shares outstanding—diluted	267,556	233,304	174,330
Net (loss) income per share attributable to common stockholders:
Basic	$(0.31)	$(0.21)	$0.20
Diluted	$(0.31)	$(0.21)	$0.20

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Interest paid related to consolidated indebtedness	$78,260	$53,889	$28,403
Interest paid related to DST Program	55,586	42,008	26,666
Distributions reinvested in common stock	32,618	29,442	23,197
Increase in accrued future ongoing distribution fees	5,737	26,855	18,576
Increase in DST Program Loans receivable through DST Program capital raising	51,360	51,496	25,978
Redeemable noncontrolling interests issued as settlement of performance participation allocation	—	15,327	4,608
Mortgage notes assumed on real estate acquisitions at fair value	—	—	125,887
Issuances of OP Units for DST Interests	228,301	252,578	115,653

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning of period:
Cash and cash equivalents	$13,336	$10,605	$11,266
Restricted cash	3,850	3,747	10,468
Cash, cash equivalents and restricted cash	$17,186	$14,352	$21,734
End of period:
Cash and cash equivalents	$15,052	$13,336	$10,605
Restricted cash	4,614	3,850	3,747
Cash, cash equivalents and restricted cash	$19,666	$17,186	$14,352

16. COMMITMENTS AND CONTINGENCIES

Litigation

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our investments.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may acquire in the future certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2023.

Unfunded Commitments

As of December 31, 2023, we had unfunded commitments of $290.3 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

17. SEGMENT FINANCIAL INFORMATION

Our six reportable segments are office properties, retail properties, residential properties, industrial properties, other properties and investments in real estate debt and securities. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and/or investments and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Net investment in real estate properties, investments in real estate debt and securities, restricted cash, tenant receivables, straight-line rent receivables and other assets directly assignable to a property or investment are allocated to the segment groupings. Corporate items that are not directly assignable to a property, such as investments in unconsolidated joint venture partnerships and DST Program Loans, are not allocated to segment groupings, but are reflected as reconciling items.

The following table reflects our total consolidated assets by segment as of December 31, 2023 and 2022:

	As of
(in thousands)	December 31, 2023	December 31, 2022
Assets:
Office properties	$373,467	$377,546
Retail properties	509,307	537,147
Residential properties	1,658,945	1,495,532
Industrial properties	1,353,331	1,248,255
Other properties (1)	55,130	—
Investments in real estate debt and securities	370,176	275,335
Corporate	319,050	240,909
Total assets	$4,639,406	$4,174,724
(1)	Includes self-storage properties.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Net (loss) income attributable to common stockholders	$(62,427)	$(39,979)	$30,754
Real estate-related depreciation and amortization	149,985	134,617	74,415
General and administrative expenses	11,824	10,570	8,797
Advisory fees	38,645	33,747	21,433
Performance participation allocation	—	23,747	15,327
Acquisition costs and reimbursements	7,034	5,427	2,636
Impairment of real estate property	—	—	758
Valuation allowance on debt-related investment	(1,799)	1,799	—
Equity in loss (income) from unconsolidated joint venture partnerships	3,578	(2,970)	(114)
Interest expense	148,517	140,406	70,494
Gain on sale of real estate property	(36,884)	(94,827)	(77,857)
Unrealized gain on financing obligations	(932)	—	—
Loss on extinguishment of debt and financing commitments, net	700	—	—
Gain on derivative instruments	(126)	(4,723)	(71)
Provision for current expected credit losses	1,997	—	—
Other income and expenses	(4,950)	(2,860)	(1,781)
Net (loss) income attributable to redeemable noncontrolling interests	(597)	(370)	221
Net (loss) income attributable to noncontrolling interests	(20,189)	(9,314)	3,565
Net operating income	$234,376	$195,270	$148,577

The following table sets forth consolidated financial results by segment for the years ended December 31, 2023, 2022 and 2021:

					Other	Debt and
(in thousands)	Office	Retail	Residential	Industrial	Investments	Securities	Consolidated
2023
Rental revenues	$51,096	$58,916	$120,706	$91,145	$132	$—	$321,995
Debt-related income	—	—	—	—	—	31,175	31,175
Rental expenses	(25,165)	(15,575)	(57,923)	(20,083)	(48)	—	(118,794)
Net operating income	$25,931	$43,341	$62,783	$71,062	$84	$31,175	$234,376
Real estate-related depreciation and amortization	$32,344	$16,107	$41,549	$59,916	$69	$—	$149,985
2022
Rental revenues	$52,427	$64,039	$98,524	$74,244	$—	$—	$289,234
Debt-related income	—	—	—	—	—	9,989	9,989
Rental expenses	(25,273)	(17,080)	(44,292)	(17,308)	—	—	(103,953)
Net operating income	$27,154	$46,959	$54,232	$56,936	$—	$9,989	$195,270
Real estate-related depreciation and amortization	$15,951	$17,370	$47,696	$53,600	$—	$—	$134,617
2021
Rental revenues	$64,290	$72,102	$31,023	$41,761	$—	$—	$209,176
Debt-related income	—	—	—	—	—	9,174	9,174
Rental expenses	(28,280)	(18,693)	(13,387)	(9,413)	—	—	(69,773)
Net operating income	$36,010	$53,409	$17,636	$32,348	$—	$9,174	$148,577
Real estate-related depreciation and amortization	$19,875	$19,485	$11,062	$23,993	$—	$—	$74,415

We consider net operating income to be an appropriate supplemental performance measure and believe net operating income provides useful information to our investors regarding our financial condition and results of operations because net operating income reflects the operating performance of our investments and excludes certain items that are not considered to be controllable in connection with the management of the investments, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expenses, gains and losses on the extinguishment of debt and noncontrolling interests. However, net operating income should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our net operating income may not be comparable to that of other real estate companies, as they may use different methodologies for calculating net operating income. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, Class E stockholders participating in the DRIP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates. The current suitability standards for Class T, Class S, Class D and Class I stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class T, Class S, Class D and Class I current public offering prospectus on file at www.sec.gov and on our website at areswmsresources.com/investment-solutions/AREIT.

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRIP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

4.4	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2023.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

4.6	Description of Capital Stock. Incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.1

Second Amended and Restated Advisory Agreement (2023), effective as of June 3, 2023. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

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

10.17

Twelfth Amended and Restated Limited Partnership Agreement of AREIT Operating Partnership LP dated as of June 3, 2023. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

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

10.21

First Amendment to Credit Agreement, dated as of July 18, 2022, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

10.22

Second Amendment to Credit Agreement, dated as of October 14, 2022, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A. Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

10.23*	Form of Profit Interest Grant Letter.

Exhibit Number	Description

10.24	Form of Property Management Agreement. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

10.25	Form of Management Services Agreement. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

10.26

Third Amendment to Third Amended and Restated Credit and Term Loan Agreement, dated August 18, 2023, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2023.

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 13, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

ARES REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2023

				Initial Cost to Company				Gross Amount Carried at December 31, 2023
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5, 6)	Acquisition Date
Office properties:
Bala Pointe	Bala Cynwyd, PA	1	$—	$10,115	$27,516	$37,631	$14,536	$10,115	$42,052	$52,167	$(42,052)	8/28/2006
1300 Connecticut	Washington, DC	1	—	25,177	41,250	66,427	19,298	25,177	60,548	85,725	(33,112)	3/10/2009
CityView	Austin, TX	4	—	4,606	65,250	69,856	12,437	4,606	77,687	82,293	(27,283)	4/24/2015
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	7,008	3,538	32,873	36,411	(14,181)	10/3/2008
Preston Sherry Plaza	Dallas, TX	1	—	7,500	22,303	29,803	21,213	7,500	43,516	51,016	(21,155)	12/16/2009
3 Second Street	Jersey City, NJ	1	127,000	16,800	193,742	210,542	53,224	16,800	246,966	263,766	(126,718)	6/25/2010
350 Carter Road	Princeton, NJ	1	—	3,966	28,670	32,636	2,003	3,966	30,673	34,639	(1,887)	4/27/2022
107 Morgan Lane	Plainsboro, NJ	1	—	1,589	10,680	12,269	132	1,589	10,812	12,401	(563)	10/28/2022
Total office properties		11	$127,000	$73,291	$415,276	$488,567	$129,851	$73,291	$545,127	$618,418	$(266,951)

Retail properties:
Beaver Creek	Apex, NC	1	$—	$12,426	$31,375	$43,801	$1,007	$9,955	$34,853	$44,808	$(15,905)	5/11/2007
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	1,291	7,380	27,069	34,449	(12,831)	8/1/2007
Wareham	Wareham, MA	1	—	12,972	27,030	40,002	4,869	12,972	31,899	44,871	(16,071)	8/1/2007
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	(817)	8/1/2007
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	—	6,560	22,014	28,574	(10,786)	8/1/2007
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	(6,060)	8/1/2007
New Bedford	New Bedford, MA	1	4,019	3,790	11,152	14,942	—	3,790	11,152	14,942	(5,788)	10/18/2007
270 Center	Washington, DC	1	—	11,759	24,061	35,820	4,895	11,759	28,956	40,715	(13,401)	4/6/2009
Springdale	Springfield, MA	1	—	11,866	723	12,589	8	11,866	731	12,597	(727)	2/18/2011
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	1,710	3,783	11,423	15,206	(5,861)	3/17/2011
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	2,436	8,759	42,669	51,428	(14,055)	11/4/2014
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	5,396	10,307	32,577	42,884	(10,065)	3/18/2015
Shenandoah	Davie, FL	3	—	10,501	27,397	37,898	928	10,501	28,325	38,826	(8,388)	8/6/2015
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	8,044	7,376	59,199	66,575	(18,078)	10/8/2015
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	1,932	3,492	32,587	36,079	(9,412)	12/9/2015
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	3,171	34,804	37,073	71,877	(10,986)	5/27/2016
Village at Lee Branch	Birmingham, AL	2	—	10,476	32,461	42,937	1,925	10,476	34,386	44,862	(7,001)	1/29/2020
Barrow Crossing	Bethlehem, GA	5	—	5,539	50,208	55,747	1,746	5,539	51,954	57,493	(8,318)	6/22/2021
Total retail properties		40	$4,019	$175,434	$458,008	$633,442	$39,358	$173,334	$499,466	$672,800	$(174,550)

				Initial Cost to Company				Gross Amount Carried at December 31, 2023
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5, 6)	Acquisition Date
Residential properties:
The Daley	Rockville, MD	4	$61,483	$15,139	$80,500	$95,639	$954	$15,139	$81,454	$96,593	$(11,690)	7/2/2019
Juno Winter Park	Winter Park, FL	1	46,306	9,129	75,420	84,549	885	9,129	76,305	85,434	(10,036)	7/9/2019
Perimeter	Sandy Springs, GA	1	67,682	17,407	99,763	117,170	598	17,407	100,361	117,768	(13,246)	12/19/2019
The Palms	Davie, FL	15	62,154	18,737	60,475	79,212	3,222	18,737	63,697	82,434	(7,497)	11/3/2020
oLiv Tucson	Tucson, AZ	1	80,600	—	125,003	125,003	335	—	125,338	125,338	(8,516)	10/20/2021
Arabelle Clearwater	Clearwater, FL	10	—	11,633	104,719	116,352	97	11,633	104,816	116,449	(7,170)	11/30/2021
Arabelle Riverwalk	Tampa Bay, FL	1	117,063	20,005	214,045	234,050	470	20,005	214,515	234,520	(13,928)	12/28/2021
Skye 750	King of Prussia, PA	1	—	12,535	80,310	92,845	249	12,535	80,559	93,094	(5,468)	1/5/2022
Arabelle City Center	Pembroke, FL	11	—	15,776	141,006	156,782	2,067	15,776	143,073	158,849	(8,536)	4/12/2022
Dallas Cityline	Richardson, TX	1	—	6,281	104,812	111,093	457	6,281	105,269	111,550	(6,471)	4/13/2022
Dallas Wycliff	Dallas, TX	3	—	14,021	80,062	94,083	1,197	14,021	81,259	95,280	(5,151)	4/13/2022
Dallas Maple District	Dallas, TX	2	—	14,725	78,364	93,089	656	14,725	79,020	93,745	(4,938)	4/13/2022
San Vance	San Antonio, TX	14	—	8,860	68,726	77,586	339	8,860	69,065	77,925	(4,656)	4/13/2022
San Stone Oak	San Antonio, TX	15	27,697	4,569	68,036	72,605	537	4,569	68,573	73,142	(4,455)	4/13/2022
Arabelle Lincoln Station	Denver, CO	1	—	5,798	74,288	80,086	183	5,798	74,471	80,269	(1,335)	8/16/2023
BLVD Dallas	Dallas, TX	7	—	7,752	50,298	58,050	94	7,752	50,392	58,144	(718)	9/15/2023
Regency at Johns Creek Walk	Atlanta, GA	5	—	9,150	50,665	59,815	119	9,150	50,784	59,934	(477)	11/6/2023
Total residential properties		93	$462,985	$191,517	$1,556,492	$1,748,009	$12,459	$191,517	$1,568,951	$1,760,468	$(114,288)

Industrial properties:
Vasco Road	Livermore, CA	1	$17,435	$4,880	$12,019	$16,899	$(30)	$4,880	$11,989	$16,869	$(3,556)	7/21/2017
Northgate	North Las Vegas, NV	1	22,605	3,940	20,715	24,655	16	3,943	20,728	24,671	(5,091)	7/26/2017
Stafford Grove	Stafford, TX	3	—	8,540	28,879	37,419	2,679	8,586	31,512	40,098	(7,676)	4/9/2018
Kaiser Business Center	Folcroft, PA	2	17,800	6,140	12,730	18,870	1,953	6,140	14,683	20,823	(3,735)	12/10/2018
Tri-County DC	Schertz, TX	1	16,819	2,346	18,400	20,746	1,169	2,346	19,569	21,915	(3,969)	2/13/2019
Florence Logistics Center	Florence, KY	1	14,358	1,791	16,968	18,759	206	1,791	17,174	18,965	(3,505)	5/14/2019
World Connect Logistics Center	Indianapolis, IN	1	32,386	4,983	39,172	44,155	209	4,983	39,381	44,364	(7,151)	9/27/2019
Tri-County DC II A	Schertz, TX	1	9,004	1,280	8,562	9,842	516	1,280	9,078	10,358	(1,960)	10/1/2019
Aurora DC	Aurora, IL	1	—	1,681	6,887	8,568	912	1,681	7,799	9,480	(1,974)	12/13/2019
Railhead DC	Dallas/Fort Worth, TX	1	8,075	2,102	17,475	19,577	120	2,102	17,595	19,697	(3,031)	2/4/2020
Tri-County DC II B	Schertz, TX	1	2,393	455	2,429	2,884	61	455	2,490	2,945	(519)	2/14/2020
Sterling IC	Washington, DC	1	3,500	1,976	3,369	5,345	13	1,976	3,382	5,358	(594)	3/25/2020
Clayton Commerce Center	Atlanta, GA	1	—	7,403	51,886	59,289	5,540	7,403	57,426	64,829	(10,572)	6/26/2020
Bay Area Commerce Center	East Bay, CA	1	—	10,135	38,672	48,807	1,700	10,135	40,372	50,507	(4,886)	8/27/2020
Air Tech DC	Louisville, KY	2	3,212	615	18,471	19,086	213	616	18,683	19,299	(2,816)	10/16/2020
East Columbia IC	Portland, OR	2	—	3,352	11,726	15,078	645	3,352	12,371	15,723	(2,911)	12/2/2020
Plainfield LC	Indianapolis, IN	1	—	2,514	17,260	19,774	17	2,514	17,277	19,791	(1,952)	12/16/2020
395 LC	Reno, NV	1	—	6,752	61,784	68,536	300	6,752	62,084	68,836	(8,076)	12/21/2020
Radar Distribution Center	Northampton, PA	1	26,000	7,167	42,373	49,540	700	7,167	43,073	50,240	(3,771)	3/31/2021
Intermountain Space Center	Salt Lake City, UT	1	—	14,786	48,645	63,431	1,250	14,786	49,895	64,681	(8,688)	6/30/2021
Airway Industrial Park	San Diego, CA	1	—	5,740	18,616	24,356	2,096	5,740	20,712	26,452	(1,663)	7/9/2021
Greenwood Business Center	Greenwood, IN	1	—	858	16,251	17,109	(30)	858	16,221	17,079	(1,967)	8/2/2021
25 Linden Industrial Center	Jersey City, NJ	1	—	7,764	9,576	17,340	183	7,764	9,759	17,523	(2,496)	8/31/2021
Little Orchard Business Park	San Jose, CA	4	—	51,265	48,147	99,412	1,045	51,265	49,192	100,457	(9,427)	9/8/2021
Tustin Business Center	Tustin, CA	2	—	22,734	12,233	34,967	94	22,734	12,327	35,061	(1,875)	9/22/2021
Campus Drive IC	Burlington, NJ	1	4,100	2,364	4,288	6,652	44	2,364	4,332	6,696	(658)	10/7/2021
Long Island Logistics Center	Islandia, NY	1	13,200	4,927	16,198	21,125	274	4,927	16,472	21,399	(2,075)	12/9/2021
Phoenix IC	Phoenix, AZ	1	—	4,709	12,895	17,604	148	4,709	13,043	17,752	(2,139)	12/13/2021

				Initial Cost to Company				Gross Amount Carried at December 31, 2023
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5, 6)	Acquisition Date
Industrial properties (cont.):
Tempe IC	Tempe, AZ	1	—	3,628	24,857	28,485	220	3,628	25,077	28,705	(3,478)	12/13/2021
Las Vegas IC	Las Vegas, NV	2	—	2,623	6,186	8,809	171	2,623	6,357	8,980	(763)	12/13/2021
General Washington IC	Alexandria, VA	1	7,100	2,452	8,599	11,051	841	2,452	9,440	11,892	(928)	1/7/2022
Western Food Center	Denver, CO	2	—	10,399	28,989	39,388	182	10,399	29,171	39,570	(3,742)	1/14/2022
Orlando LC I & II	Orlando, FL	2	—	8,975	88,020	96,995	2,943	8,975	90,963	99,938	(6,456)	2/17/2022
Orlando LC III & IV	Orlando, FL	2	—	3,198	40,505	43,703	324	3,198	40,829	44,027	(3,039)	2/17/2022
Orlando LC V	Orlando, FL	1	—	1,939	33,219	35,158	201	1,939	33,420	35,359	(4,334)	2/17/2022
Orlando LC VI	Orlando, FL	1	—	3,405	26,043	29,448	—	3,405	26,043	29,448	(2,189)	2/17/2022
Orlando LC VII	Orlando, FL	1	—	3,156	20,404	23,560	269	3,156	20,673	23,829	(2,778)	2/17/2022
Gillingham IC	Sugarland, TX	1	—	2,283	18,268	20,551	32	2,283	18,300	20,583	(1,304)	6/10/2022
Industrial Drive IC	Birmingham, AL	1	—	1,220	2,798	4,018	305	1,220	3,103	4,323	(577)	6/17/2022
Maplewood Drive IC	Minneapolis, MN	1	—	1,026	4,488	5,514	47	1,026	4,535	5,561	(1,054)	6/17/2022
Glen Afton IC	Charlotte, NC	1	—	2,294	19,742	22,036	—	2,294	19,742	22,036	(2,236)	6/17/2022
East 56th Ave IC	Denver, CO	1	—	4,724	14,317	19,041	41	4,724	14,358	19,082	(2,150)	6/17/2022
Brockton IC	Grand Rapids, MI	1	—	1,250	5,272	6,522	258	1,250	5,530	6,780	(1,155)	6/17/2022
Pine Vista IC	Houston, TX	1	—	2,952	15,838	18,790	39	2,952	15,877	18,829	(2,183)	6/17/2022
Tri-County Parkway IC	San Antonio, TX	1	—	1,579	11,205	12,784	227	1,579	11,432	13,011	(1,667)	6/17/2022
Miami NW 114th IC	Miami, FL	1	—	5,533	6,489	12,022	—	5,533	6,489	12,022	(1,032)	6/17/2022
North Harney IC	Tampa, FL	1	—	3,586	4,439	8,025	—	3,586	4,439	8,025	(772)	6/17/2022
Wes Warren Drive IC	New York, NY	1	—	1,537	5,978	7,515	684	1,537	6,662	8,199	(1,004)	6/17/2022
Enterprise Way IC	Oklahoma City, OK	1	—	537	5,982	6,519	23	537	6,005	6,542	(818)	6/17/2022
New Albany IC	Moorestown, NJ	1	—	5,630	11,914	17,544	53	5,630	11,967	17,597	(1,821)	6/17/2022
North 5th Street CC	Philadelphia, PA	1	11,800	4,359	18,945	23,304	53	4,359	18,998	23,357	(2,786)	6/24/2022
VM8 Logistics Center	Houston, TX	1	—	2,166	15,345	17,511	3,872	2,166	19,217	21,383	—	1/19/2023
Moreno Valley Distribution Center	Moreno Valley, CA	1	—	3,955	29,466	33,421	95	3,955	29,561	33,516	(956)	5/2/2023
SLC Logistics Center	Salt Lake City, UT	2	—	17,224	59,861	77,085	104	17,224	59,965	77,189	(817)	9/26/2023
Cindel Drive Business Park	Delran, NJ	2	—	6,282	19,352	25,634	81	6,282	19,433	25,715	(53)	12/19/2023
Total industrial properties		70	$209,787	$301,111	$1,163,147	$1,464,258	$33,108	$301,161	$1,196,205	$1,497,366	$(158,825)

Other properties:
Aventura Storage	Aventura, FL	1	—	12,538	18,505	31,043	—	12,538	18,505	31,043	(36)	12/18/2023
Norwood Storage	Norwood, NJ	1	—	2,308	21,595	23,903	—	2,308	21,595	23,903	(34)	12/20/2023
Total other properties		2	$—	$14,846	$40,100	$54,946	$—	$14,846	$40,100	$54,946	$(70)
Grand total		216	$803,791	$756,199	$3,633,023	$4,389,222	$214,776	$754,149	$3,849,849	$4,603,998	$(714,684)
(1)	These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2023. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)	Includes gross intangible lease assets.
(3)	As of December 31, 2023, the aggregate cost for U.S. federal income tax purposes of investments in property was approximately $1.9 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the result of lease expirations and terminations.
(5)	Includes intangible lease asset amortization.
(6)	See “Note 2 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for details of depreciable lives.

The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
	2023	2022	2021
Investments in real estate properties:
Balance at the beginning of period	$4,178,329	$3,061,851	$2,455,678
Acquisitions of properties	406,548	1,206,476	924,206
Improvements	45,694	30,842	38,295
Property dispositions or held for sale assets	(26,573)	(120,840)	(355,570)
Impairment of real estate	—	—	(758)
Balance at the end of period	$4,603,998	$4,178,329	$3,061,851
Accumulated depreciation and amortization:
Balance at the beginning of period	$572,751	$472,025	$501,105
Real estate depreciation and amortization expense	149,985	134,617	74,415
Above-market lease assets amortization expenses	818	724	469
Right of use asset amortization expense	7	102	53
Property dispositions or held for sale assets	(8,877)	(34,717)	(104,017)
Balance at the end of period	$714,684	$572,751	$472,025

ITEM 16. SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2024:

ARES REAL ESTATE INCOME TRUST INC.

By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Taylor, Taylor M. Paul and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ DAVID A. ROTH	Chairman of the Board and Director	March 13, 2024
David A. Roth

/s/ RAJAT DHANDA	Director	March 13, 2024
Rajat Dhanda

/s/ CHARLES B. DUKE	Director	March 13, 2024
Charles B. Duke

/s/ JAY W. GLAUBACH	Director and Partner, Co-President	March 13, 2024
Jay W. Glaubach

/s/ BRIAN P. MATHIS	Director	March 13, 2024
Brian P. Mathis

/s/ DANIEL J. SULLIVAN	Director	March 13, 2024
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 13, 2024
John P. Woodberry

/s/ JEFFREY W. TAYLOR	Partner, Co-President	March 13, 2024
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ TAYLOR M. PAUL	Managing Director, Chief Financial Officer and Treasurer	March 13, 2024
Taylor M. Paul	(Principal Financial Officer and Principal Accounting Officer)