Form 10-Q
period 2024-03-31
Ares Real Estate Income Trust Inc.
filed 2024-05-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 28,330,773 shares of the registrant’s Class T common stock, 47,187,846 shares of the registrant’s Class S common stock, 6,618,607 shares of the registrant’s Class D common stock, 62,880,899 shares of the registrant’s Class I common stock and 46,143,716 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Net investment in real estate properties	$3,866,890	$3,889,314
Investments in unconsolidated joint venture partnerships (includes $34,092 and $0 at fair value as of March 31, 2024 and December 31, 2023, respectively)	189,273	153,305
Investments in real estate debt and securities (includes $128,667 and $122,375 at fair value as of March 31, 2024 and December 31, 2023, respectively)	391,442	370,176
Cash and cash equivalents	15,739	15,052
Restricted cash	4,184	4,614
DST Program Loans (includes $19,914 and $7,753 at fair value as of March 31, 2024 and December 31, 2023, respectively)	123,182	117,019
Other assets	90,957	89,926
Total assets	$4,681,667	$4,639,406
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$64,785	$66,386
Debt, net	1,951,690	1,961,120
Intangible lease liabilities, net	36,053	37,079
Financing obligations, net (includes $241,374 and $102,045 at fair value as of March 31, 2024 and December 31, 2023, respectively)	1,410,199	1,351,090
Distribution fees payable to affiliates	64,217	66,656
Other liabilities	32,949	33,913
Total liabilities	3,559,893	3,516,244
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	11,315	11,746
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 28,402 shares and 28,432 shares issued and outstanding, respectively	284	284
Class S common stock, $0.01 par value—500,000 shares authorized, 47,591 shares and 48,145 shares issued and outstanding, respectively	476	482
Class D common stock, $0.01 par value—500,000 shares authorized, 6,875 shares and 6,930 shares issued and outstanding, respectively	69	69
Class I common stock, $0.01 par value—500,000 shares authorized, 64,462 shares and 65,511 shares issued and outstanding, respectively	645	655
Class E common stock, $0.01 par value—500,000 shares authorized, 47,155 shares and 48,210 shares issued and outstanding, respectively	472	482
Additional paid-in capital	1,897,776	1,895,789
Distributions in excess of earnings	(1,142,075)	(1,108,823)
Accumulated other comprehensive income	9,430	6,359
Total stockholders’ equity	767,077	795,297
Noncontrolling interests	343,382	316,119
Total equity	1,110,459	1,111,416
Total liabilities and equity	$4,681,667	$4,639,406

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Revenues:
Rental revenues	$88,131	$77,960
Debt-related income	11,311	5,761
Total revenues	99,442	83,721
Operating expenses:
Rental expenses	32,500	28,300
Real estate-related depreciation and amortization	35,470	33,197
General and administrative expenses	3,337	3,044
Advisory fees	9,972	9,538
Acquisition costs and reimbursements	2,043	1,169
Valuation allowance on debt-related investment	—	2,520
Total operating expenses	83,322	77,768
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	2,282	(2,446)
Interest expense	(44,234)	(37,545)
Gain on sale of real estate property	—	36,884
Unrealized gain on financing obligations	2,821	—
Loss on extinguishment of debt and financing commitments, net	—	(700)
Loss on derivative instruments	—	(103)
Provision for current expected credit losses	133	(5,630)
Other income and expenses	1,289	1,016
Total other income (expenses)	(37,709)	(8,524)
Net loss	(21,589)	(2,571)
Net loss attributable to redeemable noncontrolling interests	111	18
Net loss attributable to noncontrolling interests	6,477	549
Net loss attributable to common stockholders	$(15,001)	$(2,004)
Weighted-average shares outstanding—basic	195,679	206,774
Weighted-average shares outstanding—diluted	281,373	263,026
Net loss attributable to common stockholders per common share—basic and diluted	$(0.08)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Net loss	$(21,589)	$(2,571)
Change from cash flow hedging activities	4,769	(7,056)
Change from activities related to available-for-sale debt securities	(14)	77
Comprehensive loss	(16,834)	(9,550)
Comprehensive loss attributable to redeemable noncontrolling interests	5,053	73
Comprehensive loss attributable to noncontrolling interests	87	2,222
Comprehensive loss attributable to common stockholders	$(11,694)	$(7,255)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Balance as of December 31, 2022	206,108	$2,061	$1,898,510	$(973,395)	$16,083	$250,608	$1,193,867
Net loss (excludes $18 attributable to redeemable noncontrolling interests)	—	—	—	(2,004)	—	(549)	(2,553)
Change from securities and cash flow hedging activities (excludes $55 attributable to redeemable noncontrolling interests)	—	—	—	—	(5,251)	(1,673)	(6,924)
Issuance of common stock	5,366	54	47,637	—	—	—	47,691
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,437)	—	—	—	(1,437)
Trailing distribution fees	—	—	(793)	1,461	—	1,132	1,800
Redemptions of common stock	(4,026)	(40)	(35,415)	—	—	—	(35,455)
Other noncontrolling interests net distributions	—	—	—	—	—	(4)	(4)
Distributions declared (excludes $192 attributable to redeemable noncontrolling interests)	—	—	—	(19,382)	—	(5,079)	(24,461)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	74	—	—	—	74
Redemptions of noncontrolling interests	—	—	(2,170)	—	—	(8,760)	(10,930)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(2,427)	—	(204)	2,631	—
Balance as of March 31, 2023	207,448	$2,075	$1,904,054	$(993,320)	$10,628	$238,306	$1,161,743
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Balance as of December 31, 2023	197,228	$1,972	$1,895,789	$(1,108,823)	$6,359	$316,119	$1,111,416
Net loss (excludes $111 attributable to redeemable noncontrolling interests)	—	—	—	(15,001)	—	(6,477)	(21,478)
Change from securities and cash flow hedging activities (excludes $24 attributable to redeemable noncontrolling interests)	—	—	—	—	3,307	1,424	4,731
Issuance of common stock	2,029	21	16,433	—	—	—	16,454
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,267)	—	—	—	(1,267)
Trailing distribution fees	—	—	278	1,317	—	844	2,439
Redemptions of common stock	(4,772)	(47)	(38,302)	—	—	—	(38,349)
Issuances of OP Units for DST Interests	—	—	—	—	—	72,034	72,034
Other noncontrolling interests net contributions	—	—	—	—	—	279	279
Distributions declared (excludes $144 attributable to redeemable noncontrolling interests)	—	—	—	(19,568)	—	(8,433)	(28,001)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	200	—	—	—	200
Redemptions of noncontrolling interests	—	—	—	—	—	(8,074)	(8,074)
Reallocation of stockholders' equity and noncontrolling interests	—	—	24,570	—	(236)	(24,334)	—
Balance as of March 31, 2024	194,485	$1,946	$1,897,776	$(1,142,075)	$9,430	$343,382	$1,110,459

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net loss	$(21,589)	$(2,571)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	35,470	33,197
Straight-line rent and amortization of above- and below-market leases	(2,375)	(1,896)
Gain on sale of real estate property	—	(36,884)
Valuation allowance on debt-related investment	—	2,520
(Income) loss from unconsolidated joint venture partnerships	(2,282)	2,446
Loss on extinguishment of debt and financing commitments, net	—	700
Provision for current expected credit losses	(133)	5,630
Amortization of deferred financing costs	2,433	1,960
(Decrease) increase in financing obligation liability appreciation	(69)	2,862
Unrealized gain on financing obligations	(2,821)	—
Unrealized loss on derivative instruments not designated as cash flow hedges	—	1,224
Paid-in-kind interest on investments in real estate debt and securities	(5,808)	(318)
Distributions of earnings from unconsolidated joint venture partnerships	236	433
Amortization of interest rate cap premiums	3,381	418
Other	88	(416)
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	1,261	(1,331)
Cash settlement of accrued performance participation allocation	—	(23,747)
Net cash provided by (used in) operating activities	7,792	(15,773)
Investing activities:
Real estate acquisitions	—	(14,697)
Capital expenditures	(13,322)	(12,837)
Proceeds from disposition of real estate property	—	53,735
Investments in debt-related investments	(14,910)	(615)
Principal collections on debt-related investments	2,083	—
Investments in unconsolidated joint venture partnerships	(34,095)	(7,673)
Investments in available-for-sale debt securities	(2,993)	—
Other	310	1,257
Net cash (used in) provided by investing activities	(62,927)	19,170
Financing activities:
Repayments of mortgage notes	(531)	(70,932)
Proceeds from line of credit	157,258	208,000
Repayments of line of credit	(167,000)	(166,000)
Redemptions of common stock	(38,349)	(35,455)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(17,401)	(14,505)
Proceeds from issuance of common stock	8,179	39,700
Proceeds from financing obligations, net	131,157	83,834
Offering costs for issuance of common stock and private placements	(4,545)	(4,157)
Cash payout of DST Interests	(3,217)	—
Redemption of noncontrolling interests	(8,074)	(10,930)
Redemption of redeemable noncontrolling interests	(1,954)	—
Debt issuance costs paid	(125)	(45)
Interest rate cap premiums	—	(9,340)
Net cash provided by financing activities	55,398	20,170
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—
Net increase in cash, cash equivalents and restricted cash	257	23,567
Cash, cash equivalents and restricted cash, at beginning of period	19,666	17,186
Cash, cash equivalents and restricted cash, at end of period	$19,923	$40,753

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries. We are externally managed by Ares Commercial Real Estate Management LLC (the “Advisor”).

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024 (“2023 Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the conflicts in Ukraine and in the Middle East, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable.

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the three months ended March 31, 2023 have been reclassified to conform to the 2024 presentation.

Revision of Noncontrolling Interests

During the year ended December 31, 2023, we identified misstatements associated with allocations between stockholders’ equity and noncontrolling interests. Specifically, noncontrolling interests were not adjusted through additional paid-in capital and accumulated other comprehensive income within stockholders’ equity to reflect the changing ownership percentage of third-party holders of partnership units (“OP Units”) in AREIT Operating Partnership LP (the “Operating Partnership”) for each period dating back to 2008. Based on an analysis of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin 99 “Materiality,” we determined that these allocation misstatements were immaterial to the previously issued condensed consolidated financial statements. These immaterial misstatements have no impact on our net income, net assets, cash flows, or the value of our common stock or OP Units.

Each period the ownership of the Operating Partnership varies between us, as the general partner and a limited partner, and the other limited partners of the Operating Partnership. This occurs for a variety of reasons, including the issuance of common stock or OP Units at net asset value (“NAV”), the redemption of common stock or OP Units at NAV, and the exchange or transfer of OP Units. Transactions that change our ownership interest in the Operating Partnership are accounted for as equity transactions if we retain our controlling financial interest in the Operating Partnership and no gain or loss is recognized in net income. Subsequently, the net equity balance in the Operating Partnership should be adjusted to reflect the changes in ownership of the Operating Partnership between us and the other limited partners. These adjustments are based on each partner’s respective ownership at the end of each period and are reflected as a reallocation between additional paid-in capital and accumulated other comprehensive income within stockholders’ equity and noncontrolling interests within our equity section on our condensed consolidated balance sheets and our unaudited condensed consolidated statements of equity.

The following table summarizes the effects of these reallocations on prior period balances:

		Cumulative Adjustment	Current Period
($ in thousands)	As Previously Reported	Prior to Period	Quarterly Reallocation	As Revised
As of March 31, 2023
Additional paid-in capital	$1,751,993	$154,488	$(2,427)	$1,904,054
Accumulated other comprehensive income (loss)	$7,897	$2,935	$(204)	$10,628
Noncontrolling interests	$393,098	$(157,423)	$2,631	$238,306

Foreign Currency

The U.S. dollar is the functional and reporting currency of the Company. All foreign currency asset and liability amounts are monetary assets and liabilities and therefore are remeasured into U.S. dollars based on the spot rate at the end of each period.

We have executed borrowings in the same foreign currency as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. As our foreign currency asset and liability amounts are associated with a foreign currency denominated investment in unconsolidated joint venture partnership, we have included all foreign currency unrealized gains and losses within income from investments in unconsolidated joint venture partnerships on the condensed consolidated statements of operations.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Land	$754,149	$754,149
Buildings and improvements	3,482,944	3,505,921
Intangible lease assets	324,498	330,291
Right of use asset	13,637	13,637
Investment in real estate properties	4,575,228	4,603,998
Accumulated depreciation and amortization	(708,338)	(714,684)
Net investment in real estate properties	$3,866,890	$3,889,314

Dispositions

During the three months ended March 31, 2024, we did not sell any properties. During the three months ended March 31, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million and recorded a net gain on sale of $36.9 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of March 31, 2024 and December 31, 2023 included the following:

	As of March 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$300,943	$(234,352)	$66,591	$306,365	$(234,172)	$72,193
Above-market lease assets (1)	23,555	(20,388)	3,167	23,926	(20,525)	3,401
Below-market lease liabilities	(72,418)	36,365	(36,053)	(73,556)	36,477	(37,079)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,582	$1,068
Above-market lease amortization	(234)	(186)
Below-market lease amortization	1,027	1,014
Real estate-related depreciation and amortization:
Depreciation expense	$29,845	$26,417
Intangible lease asset amortization	5,625	6,780

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

We hold investments in unconsolidated joint venture partnerships that are accounted for under the equity method of accounting or the fair value option. We made our first investment in unconsolidated joint venture partnerships for which we have elected the fair value option during the first quarter of 2024. We account for these investments at fair value with the associated unrealized gains and losses recorded as a component of income from unconsolidated joint venture partnerships on our condensed consolidated statements of operations.

The following table summarizes our investments in unconsolidated joint venture partnerships as of March 31, 2024 and December 31, 2023:

	Number of Joint Venture				Investments in Unconsolidated
	Partnerships as of		Ownership Percentage as of		Joint Venture Partnerships as of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
($ in thousands)	2024	2023	2024	2023	2024	2023
Investments in unconsolidated joint venture partnerships, carried at cost:
Residential joint venture partnerships	1	1	85.0%	85.0%	$23,643	$23,932
Net Lease joint venture partnerships	3	3	50.0%	50.0%	105,170	104,232
Data Center joint venture partnerships	2	2	10.0%	10.0%	26,168	24,977
Real Estate Debt joint venture partnerships (1)	1	1	19.9%	19.9%	200	164
Total investments in unconsolidated joint venture partnerships, carried at cost					155,181	153,305
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	1	—	27.4%	N/A	34,092	—
Total investments in unconsolidated joint venture partnerships, carried at fair value					34,092	—
Total					$189,273	$153,305
(1)	Includes joint venture partnerships that invest in assets and properties in Europe.

As of March 31, 2024, we had unfunded commitments of $208.6 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

The following table summarizes income (loss) in unconsolidated joint venture partnerships for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Income (loss) from unconsolidated joint venture partnerships, carried at cost:
Equity in income (loss) from unconsolidated joint venture partnerships	$1,202	$(2,446)
Total income (loss) from unconsolidated joint venture partnerships, carried at cost	1,202	(2,446)
Income (loss) from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	1,387	—
Foreign currency loss on investment	(482)	—
Total income from unconsolidated joint venture partnerships, carried at fair value	905	—
Other foreign currency gain (loss):
Foreign currency gain on debt held in foreign currencies	181	—
Foreign currency loss on remeasurement of cash and cash equivalents	(6)	—
Total other foreign currency gain	175	—
Total	$2,282	$(2,446)

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of March 31, 2024 and December 31, 2023:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of March 31, 2024
Senior loans	$159,002	$160,602	10.1%	2.0
Mezzanine loans	103,773	104,685	11.4	0.6
Total debt-related investments	$262,775	$265,287	10.6%	1.4
As of December 31, 2023
Senior loans	$141,737	$143,550	9.8%	2.2
Mezzanine loans	106,064	106,768	11.4	0.9
Total debt-related investments	$247,801	$250,318	10.5%	1.6
(1)	The difference between the carrying amount and the outstanding principal amount of the debt-related investments consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable.

Current Expected Credit Losses

As of March 31, 2024, our reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio was $1.9 million or 0.6% of our debt-related investment commitment balance of $329.7 million. As of March 31, 2024, the debt-related investment commitment balance was comprised of $265.3 million of funded commitments and $64.4 million of unfunded commitments with associated CECL Reserves of $1.5 million and $0.4 million, respectively. As of December 31, 2023, our CECL Reserve for our debt-related investment portfolio was $2.0 million or 0.6% of our debt-related investment commitment balance of $331.2 million. As of December 31, 2023, the debt-related investment commitment balance was comprised of $250.3 million of funded commitments and $80.9 million of unfunded commitments with associated CECL Reserves of $1.3 million and $0.7 million, respectively.

The following table summarizes activity related to our CECL Reserve on funded commitments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Balance at beginning of the year	$1,327	$—
Provision for current expected credit losses	145	3,492
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$1,472	$3,492
(1)	The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the condensed consolidated balance sheets.

The following table summarizes activity related to our CECL Reserve on unfunded commitments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Balance at beginning of the year	$670	$—
Provision for current expected credit losses	(278)	2,138
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$392	$2,138
(1)	The CECL Reserve related to unfunded commitments is included in other liabilities on the condensed consolidated balance sheets.

During the three months ended March 31, 2024, we received $2.1 million of partial principal repayments on one mezzanine loan debt-related investment. There were no principal repayments on debt-related investments during the three months ended March 31, 2023.

Available-for-Sale Debt Securities

As of March 31, 2024 we had one preferred equity investment, one commercial real estate collateralized loan obligations (“CRE CLO” or multiple “CRE CLOs”) and one commercial mortgage-backed security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2023, we had one preferred equity investment and one CRE CLO designated as available-for-sale debt securities. As of March 31, 2024 and December 31, 2023, the weighted-average remaining term of our CRE CLOs and CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 3.2 years and 3.1 years, respectively, and the remaining term of our preferred equity investment was 2.8 years and 3.1 years, respectively. We had no unfunded commitments related to our preferred equity investment as of March 31, 2024 or December 31, 2023. There were no credit losses associated with our available-for-sale debt securities as of March 31, 2024 or December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of March 31, 2024 and December 31, 2023:

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of March 31, 2024
CRE CLOs & CMBS	$17,482	$17,396	$86	$—	$144	$17,540
Preferred equity	111,916	111,127	—	789	—	111,127
Total debt securities	$129,398	$128,523	$86	$789	$144	$128,667
As of December 31, 2023
CRE CLOs	$14,910	$14,825	$85	$—	$158	$14,983
Preferred equity	108,250	107,392	—	858	—	107,392
Total debt securities	$123,160	$122,217	$85	$858	$158	$122,375
(1)	Includes unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2024	2023	Current Maturity Date	2024	2023
Line of credit (1)	5.37%	5.35%	November 2025	$357,077	$367,000
Term loan (2)	3.36	3.31	November 2026	400,000	400,000
Term loan (3)	4.31	4.26	January 2027	400,000	400,000
Fixed-rate mortgage notes	4.46	4.46	January 2027 - May 2031	595,660	596,191
Floating-rate mortgage notes (4)	5.25	5.25	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.46%	4.43%		$1,960,337	$1,970,791
Less: unamortized debt issuance costs				$(15,754)	$(17,038)
Add: unamortized mark-to-market adjustment on assumed debt				7,107	7,367
Total debt, net				$1,951,690	$1,961,120
Gross book value of properties encumbered by debt				$1,393,709	$1,391,173
(1)	The effective interest rate for our borrowings in U.S. dollars, which was $323.0 million as of March 31, 2024, is calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $34.1 million as of March 31, 2024 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of March 31, 2024, the unused and available portions under the line of credit were approximately $542.9 million and $357.5 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements relating to $150.0 million in borrowings under this line of credit. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $200.0 million in borrowings under this term loan and interest rate cap agreements relating to $200.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $350.0 million in borrowings under this term loan and an interest rate cap agreement relating to $50.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on Adjusted Term SOFR plus a margin ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 5.61% and 4.66%, respectively, as of March 31, 2024.
(5)	The weighted-average remaining term of our consolidated borrowings was 2.9 years as of March 31, 2024, excluding the impact of certain extension options.

For the three months ended March 31, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $26.1 million and $19.6 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of March 31, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2024	$—	$—	$128,708	$128,708
2025	357,077	—	2,646	359,723
2026	—	400,000	85,396	485,396
2027	—	400,000	177,034	577,034
2028	—	—	90,477	90,477
Thereafter	—	—	318,999	318,999
Total principal payments	$357,077	$800,000	$803,260	$1,960,337
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
(2)	A $127.0 million mortgage note matures in October 2024 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of March 31, 2024.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $12.3 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount (1)	Other Assets	Other Liabilities
As of March 31, 2024
Interest rate swaps designated as cash flow hedges	9	$550,000	$11,646	$—
Interest rate caps designated as cash flow hedges	8	607,600	21,997
Total derivative instruments	17	$1,157,600	$33,643	$—
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$10,510	$—
Interest rate caps designated as cash flow hedges	8	507,600	21,746	—
Total derivative instruments	20	$1,157,600	$32,256	$—

(1)	As of December 31, 2023, notional amount excludes an aggregate $100.0 million of notional amount for three interest rate cap agreements entered into in November 2023 with effective dates in February 2024. These interest rate cap agreements replaced separate interest rate swap agreements with an aggregate $100.0 million of notional amount that expired at the end of January 2024.

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$9,659	$(4,000)
Amount reclassified from AOCI as a decrease into interest expense	(4,890)	(3,056)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	44,234	37,545
Derivative instruments not designated as cash flow hedges:
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$—	$(1,224)
Realized gain on derivative instruments recognized in other income (expenses) (2)	—	1,121
(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

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

The following table summarizes our DST Program Loans as of March 31, 2024 and December 31, 2023:

					Weighted-Average	Weighted-Average
($ in thousands)	Outstanding Principal	Unrealized Gain, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of March 31, 2024
DST Program Loans, carried at cost	$103,268	$	N/A	$103,268	5.2%	8.0
DST Program Loans, carried at fair value	19,914		—	19,914	6.3%	10.0
Total	$123,182		$—	$123,182	5.4%	8.3
As of December 31, 2023
DST Program Loans, carried at cost	$109,266	$	N/A	$109,266	5.1%	8.4
DST Program Loans, carried at fair value	7,753		—	7,753	6.4%	10.0
Total	$117,019		$—	$117,019	5.2%	8.5
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of March 31, 2024 and December 31, 2023:

	DST Interests	Unamortized	Total	Unrealized		Book
($ in thousands)	Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Value
As of March 31, 2024
Financing obligations, carried at cost	$1,169,757	$(932)	$—	$	N/A	$1,168,825
Financing obligations, carried at fair value	245,127	N/A	N/A		(3,753)	241,374
Total	$1,414,884	$(932)	$—		$(3,753)	$1,410,199
As of December 31, 2023
Financing obligations, carried at cost	$1,238,639	$(863)	$11,269	$	N/A	$1,249,045
Financing obligations, carried at fair value	102,977	N/A	N/A		(932)	102,045
Total	$1,341,616	$(863)	$11,269		$(932)	$1,351,090
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
DST Interests sold	$147,297	$101,795
DST Interests financed by DST Program Loans	12,161	14,015
Income earned from DST Program Loans (1)	1,581	1,017
(Decrease) increase in financing obligation liability appreciation (2)	(69)	2,862
Rent obligation incurred under master lease agreements (2)	16,064	13,583
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing OP Units in exchange for DST Interests, we relieve the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the three months ended March 31, 2024, 9.0 million OP Units were issued in exchange for DST Interests for a net investment of $72.0 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. In addition, we paid $3.2 million in cash in exchange for DST Interests during the three months ended March 31, 2024. There were no OP Units issued or cash paid in exchange for DST Interests in accordance with our UPREIT structure during the three months ended March 31, 2023.

Refer to “Note 11” for detail relating to the fees paid to the Advisor and its affiliates for raising capital through the DST Program.

7. FAIR VALUE

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2024
Assets:
Derivative instruments	$—	$33,643	$—	$33,643
Investments in unconsolidated joint venture partnerships	—	—	34,092	34,092
Available-for-sale debt securities	—	17,540	111,127	128,667
DST Program Loans	—	—	19,914	19,914
Total assets measured at fair value	$—	$51,183	$165,133	$216,316
Liabilities:
Financing obligations	$—	$—	$241,374	$241,374
Total liabilities measured at fair value	$—	$—	$241,374	$241,374
As of December 31, 2023
Assets:
Derivative instruments	$—	$32,256	$—	$32,256
Available-for-sale debt securities	—	14,983	107,392	122,375
DST Program Loans	—	—	7,753	7,753
Total assets measured at fair value	$—	$47,239	$115,145	$162,384
Liabilities:
Financing obligations	$—	$—	$102,045	$102,045
Total liabilities measured at fair value	$—	$—	$102,045	$102,045

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

Investments in Unconsolidated Joint Venture Partnerships. We have elected the fair value option on certain investments in unconsolidated joint venture partnerships. We separately value the real estate assets held by the unconsolidated joint venture partnerships to arrive at a fair value for our investments in unconsolidated joint venture partnerships. The fair value of real estate assets held by the unconsolidated joint venture partnerships is estimated using a direct capitalization methodology that is based on applying a capitalization rate to the estimated rental income to be generated by the real estate assets of the unconsolidated joint venture partnerships. The capitalization rate used in estimating the fair value of these investments is considered Level 3.

Available-for-Sale Debt Securities. The available-for-sale debt securities are either preferred equity investments in real estate properties, CRE CLOs or CMBS. The fair value for CRE CLOs and CMBS are estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these CRE CLOs and CMBS being unique and not actively traded, the fair value is classified as Level 2. The preferred equity investments are unlikely to have readily available market quotations. In such cases, the initial value will generally be determined using the acquisition price of such investment if acquired, or the par value of such investment if originated. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. The inputs used in estimating the fair value of these preferred equity investments are generally considered Level 3.

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Investments in
	Unconsolidated Joint	Available-For-Sale	DST Program
($ in thousands)	Venture Partnerships	Debt Securities	Loans	Total
Balance as of December 31, 2023	$—	$107,392	$7,753	$115,145
Purchases and contributions	33,187	—	12,161	45,348
Paid-in-kind interest	—	3,666	—	3,666
Gain on investment (1)	1,387	—	—	1,387
Foreign currency loss on investment (1)	(482)	—	—	(482)
Amortization of loan origination fees (2)	—	69	—	69
Balance as of March 31, 2024	$34,092	$111,127	$19,914	$165,133
(1)	Included in income from investments in unconsolidated joint venture partnerships on the condensed consolidated statements of operations.
(2)	Included in debt-related income on the condensed consolidated statements of operations.

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

Financing
($ in thousands)	Obligations
Balance as of December 31, 2023	$102,045
DST Interests sold, net of upfront fees	142,150
Unrealized gain on financing obligations	(2,821)
Balance as of March 31, 2024	$241,374

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2024:

		Valuation	Unobservable	Impact to Valuation from
($ in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$34,092	Direct Capitalization	Capitalization Rate	Decrease
Available-for-sale debt securities (1)	111,127	Yield Method	Market Yield	Decrease
DST Program Loans	19,914	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$241,374	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
(1)	As of March 31, 2024, the market yield used in determining the fair value of our available-for sale debt security was 13.3%.

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023:

		Valuation	Unobservable	Impact to Valuation from
($ in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Available-for-sale debt securities (1)	$107,392	Yield Method	Market Yield	Decrease
DST Program Loans	7,753	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$102,045	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
(1)	As of December 31, 2023, the market yield used in determining the fair value of our available-for sale debt security was 13.3%.

Financial Assets and Liabilities Not Measured at Fair Value

As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of March 31, 2024		As of December 31, 2023
	Level in Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Value Hierarchy	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	3	$265,287	$265,505	$250,318	$250,215
DST Program Loans (2)	3	103,268	100,770	109,266	107,297
Liabilities:
Line of credit	3	$357,077	$357,077	$367,000	$367,000
Term loans	3	800,000	800,000	800,000	800,000
Mortgage notes	3	803,260	771,474	803,791	778,235
(1)	The carrying value reflects the principal amount outstanding.
(2)	Only includes instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

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

8. EQUITY

Public Offerings

We may conduct ongoing public offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On May 3, 2022, the SEC declared our registration statement on Form S-11 with respect to our fourth public offering of up to $10.0 billion of shares of its common stock effective, and the fourth public offering commenced the same day. We ceased selling shares of our common stock under our third public offering of up to $3.0 billion of shares immediately upon the effectiveness of the registration statement for the fourth public offering. Under the fourth public offering, we are offering up to $8.5 billion of shares of our common stock in the primary offering and up to $1.5 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class S shares, Class D shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

During the three months ended March 31, 2024, we raised gross proceeds of approximately $16.5 million from the sale of approximately 2.0 million shares of our common stock in our current ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $8.3 million.

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Balance as of December 31, 2022	26,884	49,237	7,871	69,142	52,974	206,108
Issuance of common stock:
Primary shares	1,325	972	45	2,117	—	4,459
Distribution reinvestment plan	134	227	40	331	175	907
Redemptions of common stock	(69)	(561)	(240)	(2,557)	(599)	(4,026)
Conversions	(101)	24	(277)	354	—	—
Balance as of March 31, 2023	28,173	49,899	7,439	69,387	52,550	207,448
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Balance as of December 31, 2023	28,432	48,145	6,930	65,511	48,210	197,228
Issuance of common stock:
Primary shares	261	250	37	453	—	1,001
Distribution reinvestment plan	160	270	41	371	186	1,028
Redemptions of common stock	(375)	(1,011)	(118)	(2,027)	(1,241)	(4,772)
Conversions	(76)	(63)	(15)	154	—	—
Balance as of March 31, 2024	28,402	47,591	6,875	64,462	47,155	194,485

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2024
March 31	$0.10000	$10,013	$8,577	$8,238	$1,317	$28,145
Total	$0.10000	$10,013	$8,577	$8,238	$1,317	$28,145
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
September 30	0.10000	10,335	6,451	8,431	1,430	26,647
December 31	0.10000	10,127	7,739	8,317	1,387	27,570
Total	$0.38750	$40,270	$24,971	$32,731	$5,741	$103,713
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares issued in the primary portion of our current public offerings.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2024	2023
Number of shares redeemed or repurchased	4,772	4,026
Aggregate dollar amount of shares redeemed or repurchased	$38,349	$35,455
Average redemption or repurchase price per share	$8.04	$8.81

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”) as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain advisory agreement by and among the Company, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of both March 31, 2024 and December 31, 2023, we had redeemable OP Units outstanding of 1.4 million.

The following table summarizes the redeemable noncontrolling interests activity for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Balance at beginning of the year	$11,746	$18,130
Distributions to redeemable noncontrolling interests	(144)	(192)
Net loss attributable to redeemable noncontrolling interests	(111)	(18)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	24	(55)
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	(200)	(74)
Ending balance	$11,315	$17,791
(1)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	78,737	55,079
Issuance of units	8,976	—
Redemption of units	(1,009)	(1,240)
Balance at end of period	86,704	53,839

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the three months ended March 31, 2024 and 2023, the aggregate amount of OP Units redeemed was $8.1 million and $10.9 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors as of March 31, 2024 and December 31, 2023 was $680.1 million and $641.1 million, respectively.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2024	2023	March 31, 2024	December 31, 2023
Selling commissions and dealer manager fees (1)	$101	$512	$—	$—
Ongoing distribution fees (1)(2)	2,286	2,154	772	804
Advisory fees—fixed component	9,972	9,538	3,304	3,281
Other fees and expense reimbursements—Advisor (3)(4)	3,683	3,106	4,495	3,909
Other expense reimbursements—Dealer Manager	40	—	355	84
Property accounting fee (5)	477	489	160	170
DST Program selling commissions, dealer manager and distribution fees (1)	2,351	2,671	359	308
Other DST Program related costs—Advisor (4)	2,252	1,931	171	171
Total	$21,162	$20,401	$9,616	$8,727
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $64.2 million and $66.7 million as of March 31, 2024 and December 31, 2023, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 5, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.

(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended March 31, 2024 and 2023 were approximately $3.4 million and $2.8 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP Units or cash, at the election of the Advisor. The performance hurdle was not achieved as of either March 31, 2024 or 2023, therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net loss attributable to common stockholders—basic	$(15,001)	$(2,004)
Net loss attributable to redeemable noncontrolling interests	(111)	(18)
Net loss attributable to noncontrolling interests	(6,477)	(549)
Net loss attributable to common stockholders—diluted	$(21,589)	$(2,571)
Weighted-average shares outstanding—basic	195,679	206,774
Incremental weighted-average shares effect of conversion of noncontrolling interests	85,694	56,252
Weighted-average shares outstanding—diluted	281,373	263,026
Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$8,275	$7,990
Decrease in accrued future ongoing distribution fees	(2,439)	(1,800)
Increase in DST Program Loans receivable through DST Program capital raising	12,161	14,015
Issuances of OP Units for DST Interests	72,034	—

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Beginning of period:
Cash and cash equivalents	$15,052	$13,336
Restricted cash	4,614	3,850
Cash, cash equivalents and restricted cash	$19,666	$17,186
End of period:
Cash and cash equivalents	$15,739	$36,894
Restricted cash	4,184	3,859
Cash, cash equivalents and restricted cash	$19,923	$40,753

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2024.

Unfunded Commitments

As of March 31, 2024, we had unfunded commitments of $273.0 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

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

The following table reflects our total consolidated assets by segment as of March 31, 2024 and December 31, 2023:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Assets:
Office properties	$365,646	$373,467
Retail properties	507,138	509,307
Residential properties	1,655,860	1,658,945
Industrial properties	1,342,961	1,353,331
Other properties (1)	54,764	55,130
Investments in real estate debt and securities	391,442	370,176
Corporate	363,856	319,050
Total assets	$4,681,667	$4,639,406
(1)	Includes self-storage properties.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023
Net loss attributable to common stockholders	$(15,001)	$(2,004)
Real estate-related depreciation and amortization	35,470	33,197
General and administrative expenses	3,337	3,044
Advisory fees	9,972	9,538
Acquisition costs and reimbursements	2,043	1,169
Valuation allowance on debt-related investment	—	2,520
(Income) loss from unconsolidated joint venture partnerships	(2,282)	2,446
Interest expense	44,234	37,545
Gain on sale of real estate property	—	(36,884)
Unrealized gain on financing obligations	(2,821)	—
Loss on extinguishment of debt and financing commitments, net	—	700
Loss on derivative instruments	—	103
Provision for current expected credit losses	(133)	5,630
Other income and expenses	(1,289)	(1,016)
Net loss attributable to redeemable noncontrolling interests	(111)	(18)
Net loss attributable to noncontrolling interests	(6,477)	(549)
Net operating income	$66,942	$55,421

The following table sets forth consolidated financial results by segment for the three months ended March 31, 2024 and 2023:

					Other	Debt and
(in thousands)	Office	Retail	Residential	Industrial	Properties	Securities	Consolidated
For the Three Months Ended March 31, 2024
Rental revenues	$12,194	$15,469	$33,085	$26,455	$928	$—	$88,131
Debt-related income	—	—	—	—	—	11,311	11,311
Rental expenses	(6,355)	(3,952)	(15,672)	(6,170)	(351)	—	(32,500)
Net operating income	$5,839	$11,517	$17,413	$20,285	$577	$11,311	$66,942
Real estate-related depreciation and amortization	$3,967	$3,958	$12,181	$14,842	$522	$—	$35,470
For the Three Months Ended March 31, 2023
Rental revenues	$13,349	$14,518	$28,848	$21,245	$—	$—	$77,960
Debt-related income	—	—	—	—	—	5,761	5,761
Rental expenses	(6,630)	(3,584)	(13,190)	(4,896)	—	—	(28,300)
Net operating income	$6,719	$10,934	$15,658	$16,349	$—	$5,761	$55,421
Real estate-related depreciation and amortization	$3,963	$4,035	$9,489	$15,710	$—	$—	$33,197

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

16. SUBSEQUENT EVENTS

Renewal of Advisory Agreement

Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor previously entered into that certain Second Amended and Restated Advisory Agreement (2023), effective June 3, 2023 (the “Amended Advisory Agreement”). The term of the Amended Advisory Agreement continued through April 30, 2024, subject to renewal for an unlimited number of one-year periods. Effective as of April 30, 2024, Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor renewed the Amended Advisory Agreement through April 30, 2025 by entering into the Amended and Restated Advisory Agreement (2024) (the “2024 Advisory Agreement”). The terms of the 2024 Advisory Agreement are substantially the same as the terms of the prior version of the agreement. In addition to the renewal, the 2024 Advisory Agreement amends the Amended Advisory Agreement by clarifying that the property accounting services provided by the Advisor do not include financial systems and software and consultants related thereto, and that the Advisor may be reimbursed for expenses related to such financial systems and software and consultants related thereto.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, changes in interest rates, and the conflicts in Ukraine and in the Middle East, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing securities offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with Ares real estate (the “Sponsor”), the Advisor and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2024, our consolidated real property portfolio consisted of 99 properties, totaling approximately 20.1 million square feet located in 33 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, one residential property, 161 net lease properties, 10 data center investments and one debt-related investment as of March 31, 2024. Unless otherwise noted, these unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we may file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the three months ended March 31, 2024, we raised gross proceeds of approximately $16.5 million from the sale of approximately 2.0 million shares of our common stock in our ongoing current public offerings, including proceeds from our distribution reinvestment plan of approximately $8.3 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our current public offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the three months ended March 31, 2024, we sold $147.3 million of gross interests related to the DST Program, $12.2 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently group our real property portfolio into five categories: office, retail, residential, industrial and other. The following table summarizes our real property portfolio by category as of March 31, 2024:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Office properties	6	7	1,393	6.9%	$36.34	79.7%	$497,900	10.5%
Retail properties	8	18	2,318	11.5	19.92	97.1	685,350	14.4
Residential properties	9	18	4,842	24.1	27.92	92.0	1,804,150	38.0
Industrial properties	28	54	11,402	56.7	7.13	98.4	1,702,300	35.9
Other properties	2	2	171	0.8	25.18	76.7	58,550	1.2
Total real property portfolio	33	99	20,126	100.0%	$15.28	95.3%	$4,748,250	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of March 31, 2024.

As of March 31, 2024, we had six floating-rate debt-related investments with a weighted-average interest rate of 10.6% and a weighted-average remaining life of 1.4 years. As of March 31, 2024, the aggregate outstanding principal was $265.3 million, the aggregate carrying amount was $262.8 million and total aggregate commitments were up to $329.7 million.

As of March 31, 2024, we had three available-for-sale debt securities, which were comprised of one CRE CLO, one CMBS and one preferred equity investment. As of March 31, 2024, the aggregate fair value of these investments was $128.7 million.

We currently focus our investment activities primarily across the major U.S. property sectors (industrial, residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student and single-family rental housing), office (which includes and/or may include medical office and life science laboratories) and retail), self-storage properties and investments in real estate debt and securities. To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the industrial, residential and self-storage sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the office and retail sectors, the latter of which is largely grocery-anchored.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.75 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.50 billion, representing a difference of approximately $245.4 million, or 5.5%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2024 and December 31, 2023:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Investments in office properties	$497,900	$560,650
Investments in retail properties	685,350	683,800
Investments in residential properties	1,804,150	1,824,950
Investments in industrial properties	1,702,300	1,690,300
Investments in other properties (1)	58,550	54,950
Total investment in real estate properties	4,748,250	4,814,650
Investments in unconsolidated joint venture partnerships	211,139	178,058
Investments in real estate debt and securities	394,961	373,448
DST Program Loans	120,684	115,050
Total investments	5,475,034	5,481,206
Cash and cash equivalents	15,739	15,052
Restricted cash	4,184	4,614
Other assets	65,179	72,827
Line of credit, term loans and mortgage notes	(1,967,444)	(1,978,158)
Financing obligations associated with our DST Program	(1,316,786)	(1,277,307)
Other liabilities	(90,080)	(82,465)
Accrued performance participation allocation	—	—
Accrued advisory fees	(3,304)	(3,281)
Noncontrolling interests in consolidated joint venture partnerships	(6,310)	(7,175)
Aggregate Fund NAV	$2,176,212	$2,225,313
Total Fund Interests outstanding	282,632	277,408
(1)	Includes self-storage properties.

The following table sets forth the NAV per Fund Interest as of March 31, 2024:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,176,212	$218,695	$366,440	$52,937	$496,342	$363,082	$678,716
Fund Interests outstanding	282,632	28,402	47,591	6,875	64,462	47,155	88,147
NAV Per Fund Interest	$7.6998	$7.6998	$7.6998	$7.6998	$7.6998	$7.6998	$7.6998

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of March 31, 2024, we estimated approximately $64.2 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of March 31, 2024, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

						Weighted-
	Office	Retail	Residential	Industrial	Other	Average Basis
Exit capitalization rate	7.1%	6.5%	5.3%	5.8%	5.6%	5.8%
Discount rate / internal rate of return	8.4%	7.3%	6.9%	7.3%	7.6%	7.3%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0	10.0

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

	Hypothetical						Weighted-
Input	Change	Office	Retail	Residential	Industrial	Other	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.6%	2.3%	3.1%	3.0%	2.8%	2.9%
	0.25% increase	(2.4)%	(2.1)%	(2.8)%	(2.8)%	(2.6)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.1%	1.9%	2.0%	2.0%	1.9%	2.0%
	0.25% increase	(2.0)%	(1.8)%	(1.9)%	(2.0)%	(1.9)%	(1.9)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of March 31, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2024 was $53.9 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $53.9 million, or $0.19 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2024:

(in thousands)	As of March 31, 2024
Total stockholders' equity	$767,077
Noncontrolling interests	343,382
Total equity under GAAP	1,110,459

Adjustments:
Accrued distribution fee (1)	64,217
Redeemable noncontrolling interests (2)	11,315
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	339,874
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	21,866
Accumulated depreciation and amortization (5)	671,973
Other adjustments (6)	(43,492)
Aggregate Fund NAV	$2,176,212
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long Class T, Class S, and Class D OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, certain of our DST Program Loans, and certain of our investments in real estate debt and securities, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity are valued at par (i.e. at their respective outstanding balances).
(4)	Certain of our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with those investments in unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $8.02 per share as of December 31, 2023 to $7.70 per share as of March 31, 2024. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial properties.

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

			One-Year				Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Inception
(as of March 31, 2024) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(6.29)%	(6.29)%	(10.38)%	3.13%	4.35%	4.71%	5.57%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(5.86)%	(5.86)%	(10.79)%	4.02%	4.70%	4.88%	5.72%
Difference	(0.43)%	(0.43)%	0.41%	(0.89)%	(0.35)%	(0.17)%	(0.15)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(3.01)%	(3.01)%	(7.25)%	4.31%	5.07%	5.02%	5.69%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.56)%	(2.56)%	(7.67)%	5.22%	5.42%	5.19%	5.84%
Difference	(0.45)%	(0.45)%	0.42%	(0.91)%	(0.35)%	(0.17)%	(0.15)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(6.29)%	(6.29)%	(10.38)%	3.13%	4.35%	4.71%	5.57%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(5.86)%	(5.86)%	(10.79)%	4.02%	4.70%	4.88%	5.72%
Difference	(0.43)%	(0.43)%	0.41%	(0.89)%	(0.35)%	(0.17)%	(0.15)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(3.01)%	(3.01)%	(7.25)%	4.31%	5.07%	5.02%	5.69%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.56)%	(2.56)%	(7.67)%	5.22%	5.42%	5.19%	5.84%
Difference	(0.45)%	(0.45)%	0.42%	(0.91)%	(0.35)%	(0.17)%	(0.15)%

Class D Share Total Return (3)	(2.86)%	(2.86)%	(6.69)%	4.94%	5.70%	5.61%	5.91%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.42)%	(2.42)%	(7.11)%	5.85%	6.05%	5.79%	6.06%
Difference	(0.44)%	(0.44)%	0.42%	(0.91)%	(0.35)%	(0.18)%	(0.15)%

Class I Share Total Return (3)	(2.80)%	(2.80)%	(6.46)%	5.20%	5.96%	5.96%	6.29%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.36)%	(2.36)%	(6.88)%	6.11%	6.32%	6.14%	6.44%
Difference	(0.44)%	(0.44)%	0.42%	(0.91)%	(0.36)%	(0.18)%	(0.15)%

Class E Share Return Total Return (3)	(2.80)%	(2.80)%	(6.46)%	5.20%	5.96%	6.00%	6.33%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.36)%	(2.36)%	(6.88)%	6.11%	6.32%	6.17%	6.48%
Difference	(0.44)%	(0.44)%	0.42%	(0.91)%	(0.36)%	(0.17)%	(0.15)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

Macroeconomic performance during the first quarter of 2024 has shown continued inflationary pressures, higher revisions to future interest rate levels, ongoing regulatory uncertainty and greater geopolitical risks. The publicly traded equity and credit markets delivered positive returns for most asset classes, as the stability of the U.S. banking system and resilient fundamental macroeconomic performance drove improved investor demand and generally reduced risk premiums. Despite the overall improvement in the liquid capital markets, the commercial real estate markets continue to be impacted by certain property-specific and macroeconomic factors. Most notably, the first quarter of 2024 was another period of higher revisions for future market rate expectations amidst generally restrictive credit conditions, especially from regulated lending institutions that are adjusting their business models to increase capital requirements for direct loans. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity. Although the Federal Reserve has signaled for a potential decrease in interest rates in 2024, heightened inflation has indicated that interest rates may remain higher than previously expected. There is no certainty that there will be a decrease in interest rates in 2024, and there is no certainty as to the magnitude or pace of potential decreases, especially if inflation accelerates. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. Additionally, office properties, in particular, continue to experience particular headwinds driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy and default rates.

We believe that some of these market trends may be offset by the material decline in new commercial real estate developments that unfolded throughout 2023 and has continued into 2024. Ultimately, this lack of future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. We also believe that the potentially adverse market trends described above may be offset by the continued strong operating fundamentals of real estate. Capitalization rate yields are beginning to stabilize following the sustained widening seen in 2023 and we believe that real estate operating fundamentals remain favorable across our preferred sectors, supported by positive rent growth, low vacancy rates and demand generally outpacing supply in certain sectors like multifamily and industrial.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During the three months ended March 31, 2024, we completed the following activities:

●	We invested an aggregate of $52.0 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
●	We leased approximately 177,000 square feet of our commercial properties, which included 56,000 square feet of new leases and 121,000 square feet of renewals. During the first quarter of 2024, rent growth on comparable commercial leases executed during the year averaged 31.8% when calculated using cash basis rental rates and 43.6% when calculated using GAAP basis rental rates. For our residential properties, rent growth on new and renewal leases executed during the first quarter of 2024 averaged 1.2%. As of March 31, 2024, rents across our industrial properties and residential properties, our two largest property segments, are estimated to be 20.9% and 6.3% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We decreased our leverage ratio from 36.4% as of December 31, 2023, to 36.3% as of March 31, 2024. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $163.8 million from the sale of our common stock and DST Interests. This includes $16.5 million from the sale of 2.0 million shares of our common stock in our ongoing public offerings, including proceeds from our distribution reinvestment plan of approximately $8.3 million and $147.3 million of gross capital through private placement offerings by selling DST Interests, $12.2 million of which were financed by DST Program Loans.
●	We redeemed 4.8 million shares of common stock at a weighted-average purchase price of $8.04 per share for an aggregate amount of $38.3 million.

Results for the Three Months Ended March 31, 2024 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, and for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
($ in thousands, except per share data)	March 31, 2024	December 31, 2023	$	%	2024	2023	$	%
Revenues:
Rental revenues	$88,131	$84,462	$3,669	4.3%	$88,131	$77,960	$10,171	13.0%
Debt-related income	11,311	9,388	1,923	20.5	11,311	5,761	5,550	96.3
Total revenues	99,442	93,850	5,592	6.0	99,442	83,721	15,721	18.8
Operating expenses:
Rental expenses	32,500	31,004	1,496	4.8	32,500	28,300	4,200	14.8
Real estate-related depreciation and amortization	35,470	50,784	(15,314)	(30.2)	35,470	33,197	2,273	6.8
General and administrative expenses	3,337	2,833	504	17.8	3,337	3,044	293	9.6
Advisory fees	9,972	9,823	149	1.5	9,972	9,538	434	4.6
Acquisition costs and reimbursements	2,043	1,984	59	3.0	2,043	1,169	874	74.8
Valuation allowance on debt-related investment	—	(5,579)	5,579	100.0	—	2,520	(2,520)	(100.0)
Total operating expenses	83,322	90,849	(7,527)	(8.3)	83,322	77,768	5,554	7.1
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	2,282	149	2,133	NM	2,282	(2,446)	4,728	NM
Interest expense	(44,234)	(39,123)	(5,111)	(13.1)	(44,234)	(37,545)	(6,689)	(17.8)
Gain on sale of real estate property	—	—	—	—	—	36,884	(36,884)	(100.0)
Unrealized gain on financing obligations	2,821	932	1,889	NM	2,821	—	2,821	NM
Loss on extinguishment of debt and financing commitments, net	—	—	—	—	—	(700)	700	100.0
Gain (loss) on derivative instruments	—	113	(113)	(100.0)	—	(103)	103	100.0
Provision for current expected credit losses	133	953	(820)	(86.0)	133	(5,630)	5,763	NM
Other income and expenses	1,289	1,620	(331)	(20.4)	1,289	1,016	273	26.9
Total other income (expenses)	(37,709)	(35,356)	(2,353)	(6.7)	(37,709)	(8,524)	(29,185)	NM
Net loss	(21,589)	(32,355)	10,766	33.3	(21,589)	(2,571)	(19,018)	NM
Net loss attributable to redeemable noncontrolling interests	111	207	(96)	(46.4)	111	18	93	NM
Net loss attributable to noncontrolling interests	6,477	8,885	(2,408)	(27.1)	6,477	549	5,928	NM
Net loss attributable to common stockholders	$(15,001)	$(23,263)	$8,262	35.5%	$(15,001)	$(2,004)	$(12,997)	NM %
Weighted-average shares outstanding—basic	195,679	198,315	(2,636)	(1.3)%	195,679	206,774	(11,095)	(5.4)%
Weighted-average shares outstanding—diluted	281,373	275,672	5,701	2.1%	281,373	263,026	18,347	7.0%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.08)	$(0.12)	$0.04	33.3%	$(0.08)	$(0.01)	$(0.07)	NM %

NM = Not meaningful

Total Revenues. For the three months ended March 31, 2024, in aggregate, total revenues increased by $5.6 million and $15.7 million, respectively, as compared to the three months ended December 31, 2023 and March 31, 2023, primarily due to the factors described below.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. For the three months ended March 31, 2024, total rental revenues increased by $3.7 million and $10.2 million, respectively, as compared to the three months ended December 31, 2023 and March 31, 2023, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio and increased market rents at various properties, partially offset by reduced occupancy at our Bala Pointe and Eden Prairie properties. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
(in thousands)	March 31, 2024	December 31, 2023	$	%	2024	2023	$	%
Rental income	$85,756	$82,967	$2,789	3.4%	$85,756	$76,064	$9,692	12.7%
Straight-line rent	1,582	646	936	NM	1,582	1,068	514	48.1
Amortization of above- and below-market intangibles	793	849	(56)	(6.6)	793	828	(35)	(4.2)
Total rental revenues	$88,131	$84,462	$3,669	4.3%	$88,131	$77,960	$10,171	13.0%

NM = Not meaningful

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. For the three months ended March 31, 2024, total debt-related income increased by $1.9 million and $5.6 million, respectively, as compared to the three months ended December 31, 2023 and March 31, 2023, primarily due to the growth of our investments in real estate debt and securities.

Total Operating Expenses. For the three months ended March 31, 2024, in aggregate, total operating expenses decreased by $7.5 million as compared to the three months ended December 31, 2023 and increased by $5.6 million as compared to the three months ended March 31, 2023, primarily due to the factors described below.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. For the three months ended March 31, 2024, total rental expenses increased by $1.5 million and $4.2 million, respectively, as compared to the three months ended December 31, 2023 and March 31, 2023, primarily due to (i) an increase in non-same store rental expenses resulting from significant net growth in our portfolio and (ii) an increase in real estate taxes across our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
(in thousands)	March 31, 2024	December 31, 2023	$	%	2024	2023	$	%
Real estate taxes	$13,620	$12,297	$1,323	10.8%	$13,620	$12,448	$1,172	9.4%
Repairs and maintenance	6,214	6,662	(448)	(6.7)	6,214	5,780	434	7.5
Utilities	3,001	2,801	200	7.1	3,001	2,888	113	3.9
Property management fees	2,182	2,117	65	3.1	2,182	1,933	249	12.9
Insurance	1,838	1,817	21	1.2	1,838	1,184	654	55.2
Other	5,645	5,310	335	6.3	5,645	4,067	1,578	38.8
Total rental expenses	$32,500	$31,004	$1,496	4.8%	$32,500	$28,300	$4,200	14.8%

Real Estate-Related Depreciation and Amortization. For the three months ended March 31, 2024, in aggregate, real estate-related depreciation and amortization expense decreased by $15.3 million, as compared to the three months ended December 31, 2023, primarily due to accelerated depreciation expense at our Bala Pointe property recorded in the fourth quarter of 2023 due to planned demolition of the building in advance of redevelopment. Real estate-related depreciation and amortization expense increased by $2.3 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to significant net growth in our portfolio.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $6.3 million for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, primarily due to an increase in our valuation allowance on debt-related investment of $5.6 million due to a reversal of a valuation allowance being recorded in the fourth quarter of 2023.

In aggregate, the remaining operating expenses decreased by $0.9 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to a decrease in our valuation allowance on debt-related investment of $2.5 million, partially offset by an increase in acquisition costs and reimbursements of $0.9 million.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(2.4) million impact on our net income (loss) for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023, primarily due to the following:

●	an increase in interest expense of $5.1 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt.

Partially offset by:

●	an increase in income (loss) from unconsolidated joint venture partnerships of $2.1 million driven by positive performance of our investments in unconsolidated joint venture partnerships; and
●	an increase in unrealized gain on financing obligations of $1.9 million driven by changes in valuations of properties in our DST Program.

In aggregate, the remaining items that comprise our net income (loss) had a $(29.2) million impact on our net income (loss) for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to the following:

●	a decrease in gain on sale of real estate property of $36.9 million, as we did not dispose of any properties during the three months ended March 31, 2024; and
●	an increase in interest expense of $6.7 million driven primarily by higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program and higher interest expense on certain variable interest rate debt and our new mortgage note entered into in December 2023.

Partially offset by:

●	a decrease in our provision for current expected credit losses of $5.8 million driven by the reduction of our CECL Reserve during the three months ended March 31, 2024; and
●	an increase in income (loss) from unconsolidated joint venture partnerships of $4.7 million driven by positive performance of our investments in unconsolidated joint venture partnerships.

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

The same store operating portfolio for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 presented below includes 94 properties totaling 19.4 million square feet owned as of October 1, 2023, which represented 96.6% of total rentable square feet as of March 31, 2024. The same store operating portfolio for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 presented below includes 89 properties totaling approximately 18.2 million square feet owned as of January 1, 2023, which represented 90.5% of total rentable square feet as of March 31, 2024. We had no properties in our other properties segment that were considered same store as of March 31, 2024.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended March 31, 2024, as compared to the three months December 31, 2023 and for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

	For the Three Months Ended		For the Three Months Ended March 31,
(in thousands)	March 31, 2024	December 31, 2023	2024	2023
Net loss attributable to common stockholders	$(15,001)	$(23,263)	$(15,001)	$(2,004)
Debt-related income	(11,311)	(9,388)	(11,311)	(5,761)
Real estate-related depreciation and amortization	35,470	50,784	35,470	33,197
General and administrative expenses	3,337	2,833	3,337	3,044
Advisory fees	9,972	9,823	9,972	9,538
Acquisition costs and reimbursements	2,043	1,984	2,043	1,169
Valuation allowance on debt-related investment	—	(5,579)	—	2,520
(Income) loss from unconsolidated joint venture partnerships	(2,282)	(149)	(2,282)	2,446
Interest expense	44,234	39,123	44,234	37,545
Gain on sale of real estate property	—	—	—	(36,884)
Unrealized gain on financing obligations	(2,821)	(932)	(2,821)	—
Loss on extinguishment of debt and financing commitments, net	—	—	—	700
(Gain) loss on derivative instruments	—	(113)	—	103
Provision for current expected credit losses	(133)	(953)	(133)	5,630
Other income and expenses	(1,289)	(1,620)	(1,289)	(1,016)
Net loss attributable to redeemable noncontrolling interests	(111)	(207)	(111)	(18)
Net loss attributable to noncontrolling interests	(6,477)	(8,885)	(6,477)	(549)
Property net operating income	$55,631	$53,458	$55,631	$49,660
Less: Non-same store property NOI	971	279	3,801	(119)
Same store property NOI	$54,660	$53,179	$51,830	$49,779

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

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the three months ended March 31, 2024, as compared to the three months ended December 31, 2023 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
($ in thousands, except per square foot data)	March 31, 2024	December 31, 2023	$	%	2024	2023	$	%
Rental revenues:
Office	$12,194	$11,804	$390	3.3%	$12,194	$13,348	$(1,154)	(8.6)%
Retail	15,492	14,979	513	3.4	15,492	14,088	1,404	10.0
Residential	31,977	31,905	72	0.2	29,252	28,847	405	1.4
Industrial	25,972	24,885	1,087	4.4	23,862	21,245	2,617	12.3
Total same store rental revenues	85,635	83,573	2,062	2.5	80,800	77,528	3,272	4.2
Non-same store properties	2,496	889	1,607	NM	7,331	432	6,899	NM
Total rental revenues	$88,131	$84,462	$3,669	4.3%	$88,131	$77,960	$10,171	13.0%
Rental expenses:
Office	$(5,797)	$(5,293)	$(504)	(9.5)%	$(5,797)	$(6,351)	$554	8.7%
Retail	(3,948)	(4,132)	184	4.5	(3,948)	(3,315)	(633)	(19.1)
Residential	(15,209)	(15,817)	608	3.8	(13,810)	(13,191)	(619)	(4.7)
Industrial	(6,021)	(5,152)	(869)	(16.9)	(5,415)	(4,892)	(523)	(10.7)
Total same store rental expenses	(30,975)	(30,394)	(581)	(1.9)	(28,970)	(27,749)	(1,221)	(4.4)
Non-same store properties	(1,525)	(610)	(915)	NM	(3,530)	(551)	(2,979)	NM
Total rental expenses	$(32,500)	$(31,004)	$(1,496)	(4.8)%	$(32,500)	$(28,300)	$(4,200)	(14.8)%
Property NOI:
Office	$6,397	$6,511	$(114)	(1.8)%	$6,397	$6,997	$(600)	(8.6)%
Retail	11,544	10,847	697	6.4	11,544	10,773	771	7.2
Residential	16,768	16,088	680	4.2	15,442	15,656	(214)	(1.4)
Industrial	19,951	19,733	218	1.1	18,447	16,353	2,094	12.8
Total same store property NOI	54,660	53,179	1,481	2.8	51,830	49,779	2,051	4.1
Non-same store properties	971	279	692	NM	3,801	(119)	3,920	NM
Total property NOI	$55,631	$53,458	$2,173	4.1%	$55,631	$49,660	$5,971	12.0%
Same store average percentage leased:
Office	79.2%	78.0%			79.2%	85.0%
Retail	97.3	97.4			97.3	95.9
Residential	92.2	92.4			92.4	94.5
Industrial	98.3	99.0			98.9	99.7
Same store average annualized base rent per square foot:
Office	$36.21	$35.46			$36.21	$34.82
Retail	19.92	19.81			19.92	19.39
Residential	28.11	27.26			28.44	27.60
Industrial	7.21	7.03			7.05	5.96

NM = Not meaningful

Office Segment. For the three months ended March 31, 2024, our office segment same store property NOI remained consistent as compared to the three months ended December 31, 2023. Our office segment same store property NOI decreased by $0.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to decreased occupancy at our Eden Prairie and CityView properties, partially offset by reduced operating expenses at various properties in 2024.

Retail Segment. For the three months ended March 31, 2024, our retail segment same store property NOI increased by $0.7 million and $0.8 million, respectively, as compared to the three months ended December 31, 2023 and March 31, 2023, primarily due to increased termination fee revenue at our Beaver Creek property and increased occupancy at certain of our properties, partially offset by increased bad debt expense at various properties in 2024.

Residential Segment. For the three months ended March 31, 2024, our residential segment same store property NOI increased by approximately $0.7 million as compared to the three months ended December 31, 2023, primarily due to reduced real estate tax expense at various properties in 2024. Our residential segment same store property NOI decreased by $0.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased operating expenses, partially offset by increased market rents at certain of our properties in 2024.

Industrial Segment. For the three months ended March 31, 2024, our industrial segment same store property NOI remained consistent as compared to the three months ended December 31, 2023. Our industrial segment same store property NOI increased by $2.1 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased market rents at certain of our properties, partially offset by increased bad debt expense at various properties during 2024.

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

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) our performance participation allocation, (ii) unrealized (gain) loss from changes in fair value of financial instruments and (iii) increase (decrease) in financing obligation liability appreciation, as applicable.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
GAAP net loss	$(21,589)	$(2,571)
Weighted-average shares outstanding—diluted	281,373	263,026
GAAP net loss per common share—diluted	$(0.08)	$(0.01)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	35,470	33,197
Gain on sale of real estate property	—	(36,884)
Our share of adjustments from joint venture partnerships	1,341	3,024
NAREIT FFO	$15,222	$(3,234)
NAREIT FFO per common share—diluted	$0.05	$(0.01)
Adjustments to arrive at AFFO:
Unrealized (gain) loss on financial instruments (1)	(2,954)	9,374
(Decrease) increase in financing obligation liability appreciation	(69)	2,862
Our share of adjustments from joint venture partnerships	(1,765)	286
AFFO	$10,434	$9,288
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our financing obligations for which we have elected the fair value option, valuation allowance on our debt-related investments and changes to our provision for current expected credit losses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our current public and private offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2024, we had approximately $129.3 million of borrowings, including scheduled amortization payments, and $65.3 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $273.0 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of March 31, 2024. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our current public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

Our Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our securities offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our current public and private offerings, proceeds from the sale of assets and undistributed funds from operations.

As of March 31, 2024, our financial position was strong with 36.3% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.8% occupied (95.3% leased) as of March 31, 2024 and is diversified across 99 properties totaling 20.1 million square feet across 33 geographic markets. Our properties contain a diverse roster of 416 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 38.0% residential, 35.9% industrial, 14.4% retail which is primarily grocery-anchored, 10.5% office and 1.2% other properties in adjacent sectors.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Total cash provided by (used in):
Operating activities	$7,792	$(15,773)	$23,565
Investing activities	(62,927)	19,170	(82,097)
Financing activities	55,398	20,170	35,228
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	—	(6)
Net increase in cash, cash equivalents and restricted cash	$257	$23,567	$(23,310)

Net cash provided by operating activities increased by $23.6 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to the $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023.

Net cash used in investing activities increased by $82.1 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a decrease in proceeds from disposition of real estate property of $53.7 million and an increase in investments in debt-related investments and unconsolidated joint venture partnerships of $40.7 million. These drivers were partially offset by a decrease in real estate property acquisition activity of $14.7 million.

Net cash provided by financing activities increased by $35.2 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to an increase in net borrowing activity of $18.7 million and an increase in net offering activity from our DST Program and public offering of $15.4 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2024, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $357.1 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.31%, which includes the effect of the interest rate swap and cap agreements related to $950.0 million in borrowings under our line of credit and our term loans.

As of March 31, 2024, the unused and available portions under our line of credit were $542.9 million and $357.5 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of March 31, 2024, we had property-level borrowings of approximately $803.3 million outstanding with a weighted-average remaining term of 3.7 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.66%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 36.3% as of March 31, 2024. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates, increased market volatility and the potential of a global recession in the near-term, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of March 31, 2024, we had $1.31 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the three months ended March 31, 2024, the amount of aggregate gross proceeds raised from our current public offerings (including shares issued pursuant to the distribution reinvestment plan) was $16.5 million ($15.5 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$19,907	70.7%	$16,644	67.5%
Reinvested in shares	8,238	29.3	8,009	32.5
Total (2)	$28,145	100.0%	$24,653	100.0%
Sources of Distributions:
Cash flows from operating activities	$7,792	27.7%	$—	—%
Borrowings	12,115	43.0	16,644	67.5
DRIP (3)	8,238	29.3	8,009	32.5
Total (2)	$28,145	100.0%	$24,653	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares and OP Units.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended March 31, 2024 and 2023, our FFO was $15.2 million, or 54.1% of our total distributions, and $(3.2) million, or (13.1)% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2024	2023
Number of shares redeemed or repurchased	4,772	4,026
Aggregate dollar amount of shares redeemed or repurchased	$38,349	$35,455
Average redemption or repurchase price per share	$8.04	$8.81

For the three months ended March 31, 2024 and 2023, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $38.3 million and $35.5 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our current public offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our current public offerings; proceeds from the disposition of properties and other longer-term borrowings.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. As of March 31, 2024, our critical accounting estimates have not changed from those described in our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and also utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of March 31, 2024, our fixed interest rate debt consisted of $595.7 million under our mortgage notes and $550.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 58.4% of our total consolidated debt as of March 31, 2024. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.11 billion and $1.15 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2024. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2024, our consolidated variable interest rate debt consisted of $357.1 million of borrowings under our line of credit, $250.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 41.6% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of March 31, 2024, we were exposed to market risks related to fluctuations in interest rates on $814.7 million of consolidated borrowings; however, $607.6 million of these borrowings are capped through the use of eight interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2024, would increase our annual interest expense by approximately $0.5 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate commitments of $329.7 million and aggregate outstanding principal of $265.3 million as of March 31, 2024, which can offset the interest rate risk associated with our variable interest rate borrowings.

Derivative Instruments. As of March 31, 2024, we had 17 outstanding and effective derivative instruments, with a total notional amount of $1.16 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

Variable Interest Rate Debt Investments. In the case of a significant increase in interest rates, additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps. Alternatively, in the case of a significant decrease in interest rates, our debt-related investments could be adversely impacted and interest income from our debt-related investments could decrease substantially, which could reduce the effectiveness of our interest rate risk strategy, as described above.

Foreign Currency Risk

We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our condensed consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of March 31, 2024, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K, which could materially affect our business, financial condition and/or future results. The risks described in our 2023 Form 10-K, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

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

Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our offerings and our sale of DST Interests and/or sales of our assets.

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

The table below summarizes the redemption activity for the three months ended March 31, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
January 31, 2024	1,123	$8.14	1,123	—
February 29, 2024	1,890	8.02	1,890	—
March 31, 2024 (3)	1,759	7.99	1,759	—
Total	4,772	$8.04	4,772	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in March 2024 are considered redeemed on April 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $48.9 million of shares of common stock for the three months ended March 31, 2024.

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

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 10, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

May 10, 2024	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

May 10, 2024	By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)