Form 10-Q
period 2024-06-30
Ares Real Estate Income Trust Inc.
filed 2024-08-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, there were 28,074,584 shares of the registrant’s Class T common stock, 45,378,830 shares of the registrant’s Class S common stock, 6,391,619 shares of the registrant’s Class D common stock, 61,197,588 shares of the registrant’s Class I common stock and 44,730,107 shares of the registrant’s Class E common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Net investment in real estate properties	$4,079,598	$3,889,314
Investments in real estate debt and securities (includes $130,447 and $122,375 at fair value as of June 30, 2024 and December 31, 2023, respectively)	398,220	370,176
Investments in unconsolidated joint venture partnerships (includes $36,966 and $0 at fair value as of June 30, 2024 and December 31, 2023, respectively)	195,441	153,305
Cash and cash equivalents	37,922	15,052
Restricted cash	6,652	4,614
DST Program Loans (includes $26,871 and $7,753 at fair value as of June 30, 2024 and December 31, 2023, respectively)	121,233	117,019
Other assets	93,913	89,926
Total assets	$4,932,979	$4,639,406
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$80,014	$66,386
Debt, net	2,135,212	1,961,120
Intangible lease liabilities, net	36,903	37,079
Financing obligations, net (includes $407,710 and $102,045 at fair value as of June 30, 2024 and December 31, 2023, respectively)	1,477,989	1,351,090
Distribution fees payable to affiliates	63,722	66,656
Other liabilities	38,542	33,913
Total liabilities	3,832,382	3,516,244
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	9,977	11,746
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value—500,000 shares authorized, 28,193 shares and 28,432 shares issued and outstanding, respectively	282	284
Class S common stock, $0.01 par value—500,000 shares authorized, 46,519 shares and 48,145 shares issued and outstanding, respectively	465	482
Class D common stock, $0.01 par value—500,000 shares authorized, 6,491 shares and 6,930 shares issued and outstanding, respectively	65	69
Class I common stock, $0.01 par value—500,000 shares authorized, 62,111 shares and 65,511 shares issued and outstanding, respectively	621	655
Class E common stock, $0.01 par value—500,000 shares authorized, 45,472 shares and 48,210 shares issued and outstanding, respectively	455	482
Additional paid-in capital	1,885,239	1,895,789
Distributions in excess of earnings	(1,174,249)	(1,108,823)
Accumulated other comprehensive income	8,055	6,359
Total stockholders’ equity	720,933	795,297
Noncontrolling interests	369,687	316,119
Total equity	1,090,620	1,111,416
Total liabilities and equity	$4,932,979	$4,639,406

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues:
Rental revenues	$90,587	$77,204	$178,718	$155,164
Debt-related income	12,237	7,189	23,548	12,950
Total revenues	102,824	84,393	202,266	168,114
Operating expenses:
Rental expenses	34,195	28,839	66,695	57,139
Real estate-related depreciation and amortization	36,234	33,858	71,704	67,055
General and administrative expenses	3,206	2,973	6,543	6,017
Advisory fees	9,966	9,623	19,938	19,161
Acquisition costs and reimbursements	1,445	1,849	3,488	3,018
Valuation allowance on debt-related investment	—	1,260	—	3,780
Total operating expenses	85,046	78,402	168,368	156,170
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	5,827	(203)	8,109	(2,649)
Interest expense	(45,885)	(37,882)	(90,119)	(75,427)
Gain on sale of real estate property	—	—	—	36,884
Unrealized loss on DST Program Loans	(359)	—	(359)	—
Unrealized gain on financing obligations	1,920	—	4,741	—
Gain (loss) on extinguishment of debt and financing obligations, net	1,100	—	1,100	(700)
Gain on derivative instruments	—	192	—	89
Provision for current expected credit losses	469	1,632	602	(3,998)
Other income and expenses	1,321	1,016	2,610	2,032
Total other income (expenses)	(35,607)	(35,245)	(73,316)	(43,769)
Net loss before income tax expense	(17,829)	(29,254)	(39,418)	(31,825)
Income tax expense	(3,938)	—	(3,938)	—
Net loss	(21,767)	(29,254)	(43,356)	(31,825)
Net loss attributable to redeemable noncontrolling interests	108	226	219	244
Net loss attributable to noncontrolling interests	7,318	6,278	13,795	6,827
Net loss attributable to common stockholders	$(14,341)	$(22,750)	$(29,342)	$(24,754)
Weighted-average shares outstanding—basic	190,855	206,214	193,267	206,493
Weighted-average shares outstanding—diluted	289,522	264,963	285,447	263,975
Net loss attributable to common stockholders per common share—basic and diluted	$(0.08)	$(0.11)	$(0.15)	$(0.12)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(21,767)	$(29,254)	$(43,356)	$(31,825)
Change from cash flow hedging activities	(1,404)	10,108	3,365	3,052
Change from activities related to available-for-sale debt securities	(62)	(24)	(76)	53
Comprehensive loss	(23,233)	(19,170)	(40,067)	(28,720)
Comprehensive loss attributable to redeemable noncontrolling interests	115	148	202	221
Comprehensive loss attributable to noncontrolling interests	7,811	4,247	12,864	6,469
Comprehensive loss attributable to common stockholders	$(15,307)	$(14,775)	$(27,001)	$(22,030)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	207,448	$2,075	$1,904,054	$(993,320)	$10,628	$238,306	$1,161,743
Net loss (excludes $226 attributable to redeemable noncontrolling interests)	—	—	—	(22,750)	—	(6,278)	(29,028)
Change from securities and cash flow hedging activities (excludes $78 attributable to redeemable noncontrolling interests)	—	—	—	—	7,975	2,031	10,006
Issuance of common stock	4,122	41	36,079	—	—	—	36,120
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,200)	—	—	—	(1,200)
Trailing distribution fees	—	—	(503)	1,463	—	(5,102)	(4,142)
Redemptions of common stock	(6,700)	(67)	(57,797)	—	—	—	(57,864)
Issuances of OP Units for DST Interests	—	—	—	—	—	84,725	84,725
Other noncontrolling interests net distributions	—	—	—	—	—	(3)	(3)
Distributions declared (excludes $192 attributable to redeemable noncontrolling interests)	—	—	—	(19,333)	—	(5,318)	(24,651)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	169	—	—	—	169
Redemptions of noncontrolling interests	—	—	(1,184)	—	—	(3,922)	(5,106)
Reallocation of stockholders' equity and noncontrolling interests	—	—	30,740	—	(638)	(30,102)	—
Balance as of June 30, 2023	204,870	$2,049	$1,910,433	$(1,033,940)	$17,965	$274,337	$1,170,844
FOR THE THREE MONTHS ENDED JUNE 30, 2024
Balance as of March 31, 2024	194,485	$1,946	$1,897,776	$(1,142,075)	$9,430	$343,382	$1,110,459
Net loss (excludes $108 attributable to redeemable noncontrolling interests)	—	—	—	(14,341)	—	(7,318)	(21,659)
Change from securities and cash flow hedging activities (excludes $7 attributable to redeemable noncontrolling interests)	—	—	—	—	(966)	(493)	(1,459)
Issuance of common stock	2,069	20	16,077	—	—	—	16,097
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,046)	—	—	—	(1,046)
Trailing distribution fees	—	—	601	1,254	—	(1,360)	495
Redemptions of common stock	(7,768)	(78)	(60,029)	—	—	—	(60,107)
Issuances of OP Units for DST Interests	—	—	—	—	—	88,795	88,795
Other noncontrolling interests net contributions	—	—	—	—	—	30	30
Distributions declared (excludes $145 attributable to redeemable noncontrolling interests)	—	—	—	(19,087)	—	(9,720)	(28,807)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	78	—	—	—	78
Redemptions of noncontrolling interests (excludes $1,000 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(12,331)	(12,331)
Reallocation of stockholders' equity and noncontrolling interests	—	—	31,707	—	(409)	(31,298)	—
Balance as of June 30, 2024	188,786	$1,888	$1,885,239	$(1,174,249)	$8,055	$369,687	$1,090,620

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	206,108	$2,061	$1,898,510	$(973,395)	$16,083	$250,608	$1,193,867
Net loss (excludes $244 attributable to redeemable noncontrolling interests)	—	—	—	(24,754)	—	(6,827)	(31,581)
Change from cash flow hedging activities (excludes $23 attributable to redeemable noncontrolling interests)	—	—	—	—	2,724	358	3,082
Issuance of common stock	9,488	95	83,716	—	—	—	83,811
Share-based compensation	—	—	150	—	—	—	150
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,637)	—	—	—	(2,637)
Trailing distribution fees	—	—	(1,296)	2,924	—	(3,970)	(2,342)
Redemptions of common stock	(10,726)	(107)	(93,212)	—	—	—	(93,319)
Issuances of OP Units for DST Interests	—	—	—	—	—	84,725	84,725
Other noncontrolling interests net distributions	—	—	—	—	—	(7)	(7)
Distributions declared (excludes $384 attributable to redeemable noncontrolling interests)	—	—	—	(38,715)	—	(10,397)	(49,112)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	243	—	—	—	243
Redemptions of noncontrolling interests	—	—	(3,354)	—	—	(12,682)	(16,036)
Reallocation of stockholders' equity and noncontrolling interests	—	—	28,313		(842)	(27,471)	—
Balance as of June 30, 2023	204,870	$2,049	$1,910,433	$(1,033,940)	$17,965	$274,337	$1,170,844
FOR THE SIX MONTHS ENDED JUNE 30, 2024
Balance as of December 31, 2023	197,228	$1,972	$1,895,789	$(1,108,823)	$6,359	$316,119	$1,111,416
Net loss (excludes $219 attributable to redeemable noncontrolling interests)	—	—	—	(29,342)	—	(13,795)	(43,137)
Change from securities and cash flow hedging activities (excludes $17 attributable to redeemable noncontrolling interests)	—	—	—	—	2,341	931	3,272
Issuance of common stock	4,098	41	32,510	—	—	—	32,551
Share-based compensation	—	—	150	—	—	—	150
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,313)	—	—	—	(2,313)
Trailing distribution fees	—	—	879	2,571	—	(516)	2,934
Redemptions of common stock	(12,540)	(125)	(98,331)	—	—	—	(98,456)
Issuances of OP Units for DST Interests	—	—	—	—	—	160,829	160,829
Other noncontrolling interests net contributions	—	—	—	—	—	309	309
Distributions declared (excludes $289 attributable to redeemable noncontrolling interests)	—	—	—	(38,655)	—	(18,153)	(56,808)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	278	—	—	—	278
Redemptions of noncontrolling interests (excludes $1,000 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(20,405)	(20,405)
Reallocation of stockholders' equity and noncontrolling interests	—	—	56,277	—	(645)	(55,632)	—
Balance as of June 30, 2024	188,786	$1,888	$1,885,239	$(1,174,249)	$8,055	$369,687	$1,090,620

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(43,356)	$(31,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	71,704	67,055
Straight-line rent and amortization of above- and below-market leases	(5,292)	(3,481)
Gain on sale of real estate property	—	(36,884)
Unrealized loss on DST Program Loans	359	—
Valuation allowance on debt-related investment	—	3,780
(Income) loss from unconsolidated joint venture partnerships	(8,109)	2,649
(Gain) loss on extinguishment of debt and financing obligations, net	(1,100)	700
Provision for current expected credit losses	(602)	3,998
Amortization of deferred financing costs	4,569	3,578
(Decrease) increase in financing obligation liability appreciation	(69)	4,784
Unrealized gain on financing obligations	(4,741)	—
Unrealized loss on derivative instruments not designated as cash flow hedges	—	2,325
Paid-in-kind interest on investments in real estate debt and securities	(12,202)	(600)
Distributions of earnings from unconsolidated joint venture partnerships	2,175	1,559
Amortization of interest rate cap premiums	7,054	1,480
Other	(537)	(600)
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	12,859	4,167
Cash settlement of accrued performance participation allocation	—	(23,747)
Net cash provided by (used in) operating activities	22,712	(1,062)
Investing activities:
Real estate acquisitions	(229,493)	(48,122)
Capital expenditures	(29,491)	(23,187)
Proceeds from disposition of real estate property	—	53,735
Investments in debt-related investments	(20,321)	(14,850)
Principal collections on debt-related investments	6,191	—
Investments in unconsolidated joint venture partnerships	(36,357)	(7,910)
Investments in available-for-sale debt securities	(2,993)	(71,079)
Principal collections on available-for-sale debt securities	2,496	—
Other	(117)	2,089
Net cash used in investing activities	(310,085)	(109,324)
Financing activities:
Repayments of mortgage notes	(1,095)	(71,141)
Proceeds from line of credit	444,258	520,000
Repayments of line of credit	(271,000)	(403,000)
Redemptions of common stock	(98,456)	(93,319)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(35,795)	(28,968)
Proceeds from issuance of common stock	16,167	67,832
Proceeds from financing obligations, net	292,232	159,095
Offering costs for issuance of common stock and private placements	(8,643)	(8,091)
Cash payout of DST Interests	(3,217)	—
Redemption of noncontrolling interests	(20,405)	(16,036)
Redemption of redeemable noncontrolling interests	(1,954)	—
Debt issuance costs paid	(144)	(956)
Interest rate cap premiums	—	(15,046)
Other	309	—
Net cash provided by financing activities	312,257	110,370
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	—
Net increase (decrease) in cash, cash equivalents and restricted cash	24,908	(16)
Cash, cash equivalents and restricted cash, at beginning of period	19,666	17,186
Cash, cash equivalents and restricted cash, at end of period	$44,574	$17,170

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

As used herein, the term “commercial” refers to our industrial, retail and office properties or customers, as applicable.

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the six months ended June 30, 2023 have been reclassified to conform to the 2024 presentation.

Income Taxes

We elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2006. As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income or from the operations of our taxable REIT subsidiaries. During the three and six months ended June 30, 2024, we recorded $3.9 million of income tax expense on our condensed consolidated statements of operations related to the activities of our taxable REIT subsidiary associated with our DST Program (as defined below).

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

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. The standard will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our condensed consolidated financial statements.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Land	$781,158	$754,149
Buildings and improvements	3,694,823	3,505,921
Intangible lease assets	334,793	330,291
Right of use asset	13,637	13,637
Investment in real estate properties	4,824,411	4,603,998
Accumulated depreciation and amortization	(744,813)	(714,684)
Net investment in real estate properties	$4,079,598	$3,889,314

Acquisitions

During the six months ended June 30, 2024, we acquired 100% of the following properties through asset acquisitions:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2024 Acquisitions:
Metro North IC	Industrial	5/8/2024	$54,485
CERU Boca Raton	Residential	5/15/2024	139,718
Sugar Land CC	Industrial	6/28/2024	35,903
Total 2024 acquisitions			$230,106
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

During the six months ended June 30, 2024, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

For the Six Months Ended
(in thousands)	June 30, 2024
Land	$27,009
Building and improvements	194,829
Intangible lease assets	9,776
Above-market lease assets	519
Below-market lease liabilities	(2,027)
Total purchase price (1)	$230,106

(1) Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2024, as of the respective date of each acquisition, was 4.8 years.

Dispositions

During the six months ended June 30, 2024, we did not sell any properties. During the six months ended June 30, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million and recorded a net gain on sale of $36.9 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2024 and December 31, 2023 included the following:

	As of June 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$310,719	$(239,789)	$70,930	$306,365	$(234,172)	$72,193
Above-market lease assets (1)	24,074	(20,629)	3,445	23,926	(20,525)	3,401
Below-market lease liabilities	(74,444)	37,541	(36,903)	(73,556)	36,477	(37,079)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,982	$674	$3,564	$1,742
Above-market lease amortization	(241)	(213)	(475)	(399)
Below-market lease amortization	1,176	1,124	2,203	2,138
Real estate-related depreciation and amortization:
Depreciation expense	$30,773	$27,081	$60,618	$53,498
Intangible lease asset amortization	5,461	6,777	11,086	13,557

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

The following table summarizes our investments in unconsolidated joint venture partnerships as of June 30, 2024 and December 31, 2023:

	Number of Joint Venture				Investments in Unconsolidated
	Partnerships as of		Ownership Percentage as of		Joint Venture Partnerships as of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
($ in thousands)	2024	2023	2024	2023	2024	2023
Investments in unconsolidated joint venture partnerships, carried at cost:
Residential joint venture partnerships	1	1	85.0%	85.0%	$23,403	$23,932
Net Lease joint venture partnerships	3	3	50.0%	50.0%	102,880	104,232
Data Center joint venture partnerships	2	2	10.0%	10.0%	31,526	24,977
Real Estate Debt joint venture partnerships (1)	1	1	19.9%	19.9%	666	164
Total investments in unconsolidated joint venture partnerships, carried at cost					158,475	153,305
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	1	—	27.4%	N/A	36,966	—
Total investments in unconsolidated joint venture partnerships, carried at fair value					36,966	—
Total					$195,441	$153,305
(1)	Includes joint venture partnerships that invest in assets and properties in Europe.

As of June 30, 2024, we had unfunded commitments of $206.3 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

The following table summarizes income (loss) in unconsolidated joint venture partnerships for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Income (loss) from unconsolidated joint venture partnerships, carried at cost:
Equity in income (loss) from unconsolidated joint venture partnerships	$2,844	$(203)	$4,046	$(2,649)
Total income (loss) from unconsolidated joint venture partnerships, carried at cost	2,844	(203)	4,046	(2,649)
Income (loss) from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	2,983	—	4,370	—
Foreign currency gain (loss) on investment	19	—	(463)	—
Total income from unconsolidated joint venture partnerships, carried at fair value	3,002	—	3,907	—
Other foreign currency gain (loss):
Foreign currency (loss) gain on debt held in foreign currencies	(49)	—	132	—
Foreign currency gain on remeasurement of cash and cash equivalents	30	—	24	—
Total other foreign currency gain (loss)	(19)	—	156	—
Total	$5,827	$(203)	$8,109	$(2,649)

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of June 30, 2024 and December 31, 2023:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of June 30, 2024
Senior loans	$167,846	$169,205	10.1%	1.7
Mezzanine loans	99,927	100,577	11.4	0.4
Total debt-related investments	$267,773	$269,782	10.6%	1.2
As of December 31, 2023
Senior loans	$141,737	$143,550	9.8%	2.2
Mezzanine loans	106,064	106,768	11.4	0.9
Total debt-related investments	$247,801	$250,318	10.5%	1.6
(1)	The difference between the carrying amount and the outstanding principal amount of the debt-related investments consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable.

Current Expected Credit Losses

As of June 30, 2024, our reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio was $1.4 million or 0.4% of our debt-related investment commitment balance of $326.8 million. As of June 30, 2024, the debt-related investment commitment balance was comprised of $269.8 million of funded commitments and $57.0 million of unfunded commitments with associated CECL Reserves of $1.1 million and $0.3 million, respectively. As of December 31, 2023, our CECL Reserve for our debt-related investment portfolio was $2.0 million or 0.6% of our debt-related investment commitment balance of $331.2 million. As of December 31, 2023, the debt-related investment commitment balance was comprised of $250.3 million of funded commitments and $80.9 million of unfunded commitments with associated CECL Reserves of $1.3 million and $0.7 million, respectively.

The following table summarizes activity related to our CECL Reserve on funded commitments for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of the year	$1,327	$—
Provision for current expected credit losses	(206)	2,318
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$1,121	$2,318
(1)	The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the condensed consolidated balance sheets.

The following table summarizes activity related to our CECL Reserve on unfunded commitments for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of the year	$670	$—
Provision for current expected credit losses	(396)	1,680
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$274	$1,680
(1)	The CECL Reserve related to unfunded commitments is included in other liabilities on the condensed consolidated balance sheets.

During the six months ended June 30, 2024, we received $6.2 million of partial principal repayments on one mezzanine loan debt-related investment. There were no principal repayments on debt-related investments during the six months ended June 30, 2023.

Available-for-Sale Debt Securities

As of June 30, 2024 we had one preferred equity investment, one commercial real estate collateralized loan obligations (“CRE CLO” or multiple “CRE CLOs”) and one commercial mortgage-backed security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2023, we had one preferred equity investment and one CRE CLO designated as available-for-sale debt securities. As of June 30, 2024 and December 31, 2023, the weighted-average remaining term of our CRE CLOs and CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 3.0 years and 3.1 years, respectively, and the remaining term of our preferred equity investment was 2.6 years and 3.1 years, respectively. We had no unfunded commitments related to our preferred equity investment as of June 30, 2024 or December 31, 2023. There were no credit losses associated with our available-for-sale debt securities as of June 30, 2024 or December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of June 30, 2024 and December 31, 2023:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of June 30, 2024
CRE CLOs & CMBS	$15,415	$15,336	$79	$—	$82	$15,418
Preferred equity	115,749	115,029	—	720	—	115,029
Total debt securities	$131,164	$130,365	$79	$720	$82	$130,447
As of December 31, 2023
CRE CLOs	$14,910	$14,825	$85	$—	$158	$14,983
Preferred equity	108,250	107,392	—	858	—	107,392
Total debt securities	$123,160	$122,217	$85	$858	$158	$122,375
(1)	Includes unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2024	2023	Current Maturity Date	2024	2023
Line of credit (1)	5.86%	5.35%	November 2025	$540,125	$367,000
Term loan (2)	3.36	3.31	November 2026	400,000	400,000
Term loan (3)	4.31	4.26	January 2027	400,000	400,000
Fixed-rate mortgage notes	4.46	4.46	January 2027 - May 2031	595,096	596,191
Floating-rate mortgage notes (4)	5.25	5.25	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.66%	4.43%		$2,142,821	$1,970,791
Less: unamortized debt issuance costs				$(14,457)	$(17,038)
Add: unamortized mark-to-market adjustment on assumed debt				6,848	7,367
Total debt, net				$2,135,212	$1,961,120
Gross book value of properties encumbered by debt				$1,397,784	$1,391,173
(1)	The effective interest rate for our borrowings in U.S. dollars, which was $506.0 million as of June 30, 2024, is calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $34.1 million as of June 30, 2024 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of June 30, 2024, the unused and available portions under the line of credit were approximately $359.9 million and $326.4 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements relating to $150.0 million in borrowings under this line of credit. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $200.0 million in borrowings under this term loan and interest rate cap agreements relating to $200.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $350.0 million in borrowings under this term loan and an interest rate cap agreement relating to $50.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on Adjusted Term SOFR plus a margin ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 5.61% and 4.66%, respectively, as of June 30, 2024.
(5)	The weighted-average remaining term of our consolidated borrowings was 2.6 years as of June 30, 2024, excluding the impact of certain extension options.

For the three months ended June 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $27.9 million and $20.6 million, respectively, including $3.7 million and $1.1 million, respectively, related to the amortization of our interest rate cap premiums. For the six months ended June 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $54.1 million and $40.2 million, respectively, including $7.1 million and $1.5 million, respectively, related to the amortization of our interest rate cap premiums. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of June 30, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2024	$—	$—	$128,144	$128,144
2025	540,125	—	2,646	542,771
2026	—	400,000	85,396	485,396
2027	—	400,000	177,034	577,034
2028	—	—	90,477	90,477
Thereafter	—	—	318,999	318,999
Total principal payments	$540,125	$800,000	$802,696	$2,142,821
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
(2)	A $127.0 million mortgage note matures in October 2024 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of June 30, 2024.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $11.0 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount (1)	Other Assets	Other Liabilities
As of June 30, 2024
Interest rate swaps designated as cash flow hedges	9	$550,000	$9,832	$—
Interest rate caps designated as cash flow hedges	8	607,600	18,734
Total derivative instruments	17	$1,157,600	$28,566	$—
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$10,510	$—
Interest rate caps designated as cash flow hedges	8	507,600	21,746	—
Total derivative instruments	20	$1,157,600	$32,256	$—

(1)	As of December 31, 2023, notional amount excludes an aggregate $100.0 million of notional amount for three interest rate cap agreements entered into in November 2023 with effective dates in February 2024. These interest rate cap agreements replaced separate interest rate swap agreements with an aggregate $100.0 million of notional amount that expired at the end of January 2024.

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Derivative instruments designated as cash flow hedges:
Gain recognized in AOCI	$3,171	$14,146	$12,830	$10,146
Amount reclassified from AOCI as a decrease into interest expense	(4,575)	(4,038)	(9,465)	(7,094)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	45,885	37,882	90,119	75,427
Derivative instruments not designated as cash flow hedges:
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$—	$(1,101)	$—	$(2,325)
Realized gain on derivative instruments recognized in other income (expenses) (2)	—	1,293	—	2,414
(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (each, a “DST,” or multiple “DSTs”) holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more DSTs by AREIT Operating Partnership LP (the “Operating Partnership”) or its affiliates (each, a “DST Property,” and collectively, the “DST Properties”). In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors.

The following table summarizes our DST Program Loans as of June 30, 2024 and December 31, 2023:

					Weighted-Average	Weighted-Average
($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of June 30, 2024
DST Program Loans, carried at cost	$94,362	$	N/A	$94,362	5.3%	6.6
DST Program Loans, carried at fair value	27,230		(359)	26,871	6.6%	9.8
Total	$121,592		$(359)	$121,233	5.6%	7.3
As of December 31, 2023
DST Program Loans, carried at cost	$109,266	$	N/A	$109,266	5.1%	8.4
DST Program Loans, carried at fair value	7,753		—	7,753	6.4%	10.0
Total	$117,019		$—	$117,019	5.2%	8.5
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of June 30, 2024 and December 31, 2023:

	DST Interests	Unamortized	Total	Unrealized		Book
(in thousands)	Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Value
As of June 30, 2024
Financing obligations, carried at cost	$1,070,957	$(678)	$—	$	N/A	$1,070,279
Financing obligations, carried at fair value	413,383	N/A	N/A		(5,673)	407,710
Total	$1,484,340	$(678)	$—		$(5,673)	$1,477,989
As of December 31, 2023
Financing obligations, carried at cost	$1,238,639	$(863)	$11,269	$	N/A	$1,249,045
Financing obligations, carried at fair value	102,977	N/A	N/A		(932)	102,045
Total	$1,341,616	$(863)	$11,269		$(932)	$1,351,090
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
DST Interests sold	$174,027	$91,712	$321,324	$193,507
DST Interests financed by DST Program Loans	7,316	13,300	19,477	27,315
Income earned from DST Program Loans (1)	1,634	1,249	3,215	2,266
Unrealized loss on DST Program Loans	(359)	—	(359)	—
Unrealized gain on financing obligations	1,920	—	4,741	—
Gain on extinguishment of financing obligations (2)	1,100	—	1,100	—
Increase (decrease) in financing obligation liability appreciation (3)	—	1,922	(69)	4,784
Rent obligation incurred under master lease agreements (3)	16,077	14,351	32,141	27,934
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in gain (loss) on extinguishment of debt and financing obligations, net on the condensed consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.
(3)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units (“OP Units”) in the Operating Partnership in exchange for DST Interests, we relieve the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the six months ended June 30, 2024 and 2023, 20.3 million OP Units and 9.8 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $160.8 million and $84.7 million, respectively, in accordance with our UPREIT structure. In addition, we paid $3.2 million in cash in exchange for DST Interests during the six months ended June 30, 2024. There was no cash paid in exchange for DST Interests during the six months ended June 30, 2023.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2024
Assets:
Derivative instruments	$—	$28,566	$—	$28,566
Investments in unconsolidated joint venture partnerships	—	—	36,966	36,966
Available-for-sale debt securities	—	15,418	115,029	130,447
DST Program Loans	—	—	26,871	26,871
Total assets measured at fair value	$—	$43,984	$178,866	$222,850
Liabilities:
Financing obligations	$—	$—	$407,710	$407,710
Total liabilities measured at fair value	$—	$—	$407,710	$407,710
As of December 31, 2023
Assets:
Derivative instruments	$—	$32,256	$—	$32,256
Available-for-sale debt securities	—	14,983	107,392	122,375
DST Program Loans	—	—	7,753	7,753
Total assets measured at fair value	$—	$47,239	$115,145	$162,384
Liabilities:
Financing obligations	$—	$—	$102,045	$102,045
Total liabilities measured at fair value	$—	$—	$102,045	$102,045

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Investments in
	Unconsolidated Joint	Available-For-Sale	DST Program
(in thousands)	Venture Partnerships	Debt Securities	Loans	Total
Balance as of December 31, 2023	$—	$107,392	$7,753	$115,145
Purchases and contributions	33,187	—	19,477	52,664
Paid-in-kind interest	—	7,498	—	7,498
Distributions received	(128)	—	—	(128)
Gain (loss) on financial assets	4,370	—	(359)	4,011
Foreign currency loss on investment	(463)	—	—	(463)
Amortization of loan origination fees (1)	—	139	—	139
Balance as of June 30, 2024	$36,966	$115,029	$26,871	$178,866
(1)	Included in debt-related income on the condensed consolidated statements of operations.

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

Financing
(in thousands)	Obligations
Balance as of December 31, 2023	$102,045
DST Interests sold, net of upfront fees	310,406
Unrealized gain on financing obligations	(4,741)
Balance as of June 30, 2024	$407,710

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2024:

		Valuation	Unobservable	Impact to Valuation from
(in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$36,966	Direct Capitalization	Capitalization Rate	Decrease
Available-for-sale debt securities (1)	115,029	Yield Method	Market Yield	Decrease
DST Program Loans	26,871	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$407,710	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
(1)	As of June 30, 2024, the market yield used in determining the fair value of our available-for sale debt security was 13.3%.

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023:

		Valuation	Unobservable	Impact to Valuation from
(in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Available-for-sale debt securities (1)	$107,392	Yield Method	Market Yield	Decrease
DST Program Loans	7,753	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$102,045	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
(1)	As of December 31, 2023, the market yield used in determining the fair value of our available-for sale debt security was 13.3%.

Financial Assets and Liabilities Not Measured at Fair Value

As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of June 30, 2024		As of December 31, 2023
	Level in Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Value Hierarchy	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments	3	$269,782	$269,592	$250,318	$250,215
DST Program Loans (2)	3	94,362	93,226	109,266	107,297
Liabilities:
Line of credit	3	$540,125	$540,125	$367,000	$367,000
Term loans	3	800,000	800,000	800,000	800,000
Mortgage notes	3	802,696	768,415	803,791	778,235
(1)	The carrying value reflects the principal amount outstanding.
(2)	Only includes instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

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

8. EQUITY

Securities Offerings

We may conduct securities offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On May 3, 2022, the SEC declared our registration statement on Form S-11 with respect to our fourth public offering of up to $10.0 billion of shares of its common stock effective, and the fourth public offering commenced the same day. We ceased selling shares of our common stock under our third public offering of up to $3.0 billion of shares immediately upon the effectiveness of the registration statement for the fourth public offering. Under the fourth public offering, we offered up to $8.5 billion of shares of our common stock in the primary offering and are offering up to $1.5 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class S shares, Class D shares and Class I shares. On May 16, 2024, we announced our decision to close the fourth primary public offering effective July 2, 2024. We accepted subscriptions for primary shares in the public offering through the July 1, 2024 purchase date, and we expect to continue making monthly distributions and the distribution reinvestment plan offering, which investors can continue to elect to participate in. See Note 16 "Subsequent Events" for further information.

Pursuant to our securities offerings, we have offered shares of our common stock at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the six months ended June 30, 2024, we raised gross proceeds of approximately $32.6 million from the sale of approximately 4.1 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan of approximately $16.4 million.

Common Stock

The following table describes the changes in each class of common shares during the periods presented below:

	Class T	Class S	Class D	Class I	Class E	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	28,173	49,899	7,439	69,387	52,550	207,448
Issuance of common stock:
Primary shares	1,182	997	31	987	—	3,197
Distribution reinvestment plan	139	232	37	339	178	925
Redemptions of common stock	(735)	(1,378)	(189)	(2,717)	(1,681)	(6,700)
Conversions	(18)	—	(91)	109	—	—
Balance as of June 30, 2023	28,741	49,750	7,227	68,105	51,047	204,870
FOR THE THREE MONTHS ENDED JUNE 30, 2024
Balance as of March 31, 2024	28,402	47,591	6,875	64,462	47,155	194,485
Issuance of common stock:
Primary shares	235	245	13	529	—	1,022
Distribution reinvestment plan	165	278	41	378	185	1,047
Redemptions of common stock	(597)	(1,501)	(438)	(3,364)	(1,868)	(7,768)
Conversions	(12)	(94)	—	106	—	—
Balance as of June 30, 2024	28,193	46,519	6,491	62,111	45,472	188,786
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	26,884	49,237	7,871	69,142	52,974	206,108
Issuance of common stock:
Primary shares	2,507	1,969	76	3,104	—	7,656
Distribution reinvestment plan	273	459	77	670	353	1,832
Redemptions of common stock	(804)	(1,939)	(429)	(5,274)	(2,280)	(10,726)
Conversions	(119)	24	(368)	463	—	—
Balance as of June 30, 2023	28,741	49,750	7,227	68,105	51,047	204,870
FOR THE SIX MONTHS ENDED JUNE 30, 2024
Balance as of December 31, 2023	28,432	48,145	6,930	65,511	48,210	197,228
Issuance of common stock:
Primary shares	496	495	50	982	—	2,023
Distribution reinvestment plan	325	548	82	749	371	2,075
Redemptions of common stock	(972)	(2,512)	(556)	(5,391)	(3,109)	(12,540)
Conversions	(88)	(157)	(15)	260	—	—
Balance as of June 30, 2024	28,193	46,519	6,491	62,111	45,472	188,786

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2024
March 31	$0.10000	$10,013	$8,577	$8,238	$1,317	$28,145
June 30	0.10000	9,787	9,865	8,046	1,254	28,952
Total	$0.20000	$19,800	$18,442	$16,284	$2,571	$57,097
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
September 30	0.10000	10,335	6,451	8,431	1,430	26,647
December 31	0.10000	10,127	7,739	8,317	1,387	27,570
Total	$0.38750	$40,270	$24,971	$32,731	$5,741	$103,713
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T share, per Class S share, per Class D share, per Class I share and per Class E share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares, Class S shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T shares, Class S shares and Class D shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T shares, Class S shares and Class D shares. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares, Class S shares and Class D shares.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2024	2023
Number of shares redeemed or repurchased	12,540	10,726
Aggregate dollar amount of shares redeemed or repurchased	$98,456	$93,319
Average redemption or repurchase price per share	$7.85	$8.70

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”) as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain advisory agreement by and among the Company, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of June 30, 2024 and December 31, 2023, we had redeemable OP Units outstanding of 1.3 million and 1.4 million, respectively.

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of the year	$11,746	$18,130
Distributions to redeemable noncontrolling interests	(289)	(384)
Redemptions of redeemable noncontrolling interests	(1,000)	—
Net loss attributable to redeemable noncontrolling interests	(219)	(244)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	17	23
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	(278)	(243)
Ending balance	$9,977	$17,282
(1)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	78,737	55,079
Issuance of units	20,296	9,845
Redemption of units	(2,611)	(1,831)
Balance at end of period	96,422	63,093

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the six months ended June 30, 2024 and 2023, the aggregate amount of OP Units redeemed was $20.4 million and $16.0 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors as of June 30, 2024 and December 31, 2023 was $733.7 million and $641.1 million, respectively.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Selling commissions and dealer manager fees (1)	$81	$448	$182	$960	$—	$—
Ongoing distribution fees (1)(2)	2,289	2,190	4,575	4,344	743	804
Advisory fees—fixed component	9,966	9,623	19,938	19,161	3,339	3,281
Other fees and expense reimbursements—Advisor (3)(4)	3,058	3,749	6,741	6,855	4,573	3,909
Other expense reimbursements—Dealer Manager	58	160	98	160	486	84
Property accounting fee (5)	478	481	955	970	159	170
DST Program selling commissions, dealer manager and distribution fees (1)	3,364	2,072	5,715	4,743	394	308
Other DST Program related costs—Advisor (4)	2,999	1,627	5,251	3,558	177	171
Total	$22,293	$20,350	$43,455	$40,751	$9,871	$8,727
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $63.7 million and $66.7 million as of June 30, 2024 and December 31, 2023, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 5, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended June 30, 2024 and 2023 were approximately $2.7 million and $3.5 million, respectively. Amounts incurred related to these compensation expenses for the six months ended June 30, 2024 and 2023 were approximately $6.1 million and $6.3 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP Units or cash, at the election of the Advisor. The performance hurdle was not achieved as of either June 30, 2024 or 2023, therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023.

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

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders—basic	$(14,341)	$(22,750)	$(29,342)	$(24,754)
Net loss attributable to redeemable noncontrolling interests	(108)	(226)	(219)	(244)
Net loss attributable to noncontrolling interests	(7,318)	(6,278)	(13,795)	(6,827)
Net loss attributable to common stockholders—diluted	$(21,767)	$(29,254)	$(43,356)	$(31,825)
Weighted-average shares outstanding—basic	190,855	206,214	193,267	206,493
Incremental weighted-average shares effect of conversion of noncontrolling interests	98,667	58,749	92,180	57,482
Weighted-average shares outstanding—diluted	289,522	264,963	285,447	263,975
Net loss per share attributable to common stockholders:
Basic	$(0.08)	$(0.11)	$(0.15)	$(0.12)
Diluted	$(0.08)	$(0.11)	$(0.15)	$(0.12)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$16,382	$15,979
(Decrease) increase in accrued future ongoing distribution fees	(2,934)	2,342
Increase in DST Program Loans receivable through DST Program capital raising	19,477	27,315
Issuances of OP Units for DST Interests	160,829	84,725

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Beginning of period:
Cash and cash equivalents	$15,052	$13,336
Restricted cash	4,614	3,850
Cash, cash equivalents and restricted cash	$19,666	$17,186
End of period:
Cash and cash equivalents	$37,922	$12,905
Restricted cash	6,652	4,265
Cash, cash equivalents and restricted cash	$44,574	$17,170

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2024.

Unfunded Commitments

As of June 30, 2024, we had unfunded commitments of $263.3 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

15. SEGMENT FINANCIAL INFORMATION

Our six reportable segments are residential properties, industrial properties, retail properties, office properties, other properties and investments in real estate debt and securities. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and/or investments and the related operating activities. Our chief operating decision makers rely on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Net investment in real estate properties, investments in real estate debt and securities, restricted cash, tenant receivables, straight-line rent receivables and other assets directly assignable to a property or investment are allocated to the segment groupings. Corporate items that are not directly assignable to a property, such as investments in unconsolidated joint venture partnerships and DST Program Loans, are not allocated to segment groupings, but are reflected as reconciling items.

The following table reflects our total consolidated assets by segment as of June 30, 2024 and December 31, 2023:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Assets:
Residential properties	$1,790,096	$1,658,945
Industrial properties	1,429,255	1,353,331
Retail properties	506,498	509,307
Office properties	368,944	373,467
Other properties (1)	54,226	55,130
Investments in real estate debt and securities	398,220	370,176
Corporate	385,740	319,050
Total assets	$4,932,979	$4,639,406
(1)	Includes self-storage properties.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders	$(14,341)	$(22,750)	$(29,342)	$(24,754)
Real estate-related depreciation and amortization	36,234	33,858	71,704	67,055
General and administrative expenses	3,206	2,973	6,543	6,017
Advisory fees	9,966	9,623	19,938	19,161
Acquisition costs and reimbursements	1,445	1,849	3,488	3,018
Valuation allowance on debt-related investment	—	1,260	—	3,780
(Income) loss from unconsolidated joint venture partnerships	(5,827)	203	(8,109)	2,649
Interest expense	45,885	37,882	90,119	75,427
Gain on sale of real estate property	—	—	—	(36,884)
Unrealized loss on DST Program Loans	359	—	359	—
Unrealized gain on financing obligations	(1,920)	—	(4,741)	—
(Gain) loss on extinguishment of debt and financing obligations, net	(1,100)	—	(1,100)	700
Gain on derivative instruments	—	(192)	—	(89)
Provision for current expected credit losses	(469)	(1,632)	(602)	3,998
Other income and expenses	(1,321)	(1,016)	(2,610)	(2,032)
Income tax expense	3,938	—	3,938	—
Net loss attributable to redeemable noncontrolling interests	(108)	(226)	(219)	(244)
Net loss attributable to noncontrolling interests	(7,318)	(6,278)	(13,795)	(6,827)
Net operating income	$68,629	$55,554	$135,571	$110,975

The following table sets forth consolidated financial results by segment for the three and six months ended June 30, 2024 and 2023:

					Other	Debt and
(in thousands)	Residential	Industrial	Retail	Office	Properties	Securities	Consolidated
For the Three Months Ended June 30, 2024
Rental revenues	$34,417	$28,012	$15,073	$12,167	$918	$—	$90,587
Debt-related income	—	—	—	—	—	12,237	12,237
Rental expenses	(17,602)	(7,250)	(3,616)	(5,305)	(422)	—	(34,195)
Net operating income	$16,815	$20,762	$11,457	$6,862	$496	$12,237	$68,629
Real estate-related depreciation and amortization	$12,424	$15,225	$3,920	$4,141	$524	$—	$36,234
For the Three Months Ended June 30, 2023
Rental revenues	$28,823	$21,092	$14,288	$13,001	$—	$—	$77,204
Debt-related income	—	—	—	—	—	7,189	7,189
Rental expenses	(14,070)	(4,552)	(3,775)	(6,442)	—	—	(28,839)
Net operating income	$14,753	$16,540	$10,513	$6,559	$—	$7,189	$55,554
Real estate-related depreciation and amortization	$9,950	$15,662	$4,043	$4,203	$—	$—	$33,858
For the Six Months Ended June 30, 2024
Rental revenues	$67,502	$54,467	$30,542	$24,361	$1,846	$—	$178,718
Debt-related income	—	—	—	—	—	23,548	23,548
Rental expenses	(33,274)	(13,420)	(7,568)	(11,660)	(773)	—	(66,695)
Net operating income	$34,228	$41,047	$22,974	$12,701	$1,073	$23,548	$135,571
Real estate-related depreciation and amortization	$24,605	$30,067	$7,878	$8,108	$1,046	$—	$71,704
For the Six Months Ended June 30, 2023
Rental revenues	$57,671	$42,337	$28,806	$26,350	$—	$—	$155,164
Debt-related income	—	—	—	—	—	12,950	12,950
Rental expenses	(27,260)	(9,448)	(7,359)	(13,072)	—	—	(57,139)
Net operating income	$30,411	$32,889	$21,447	$13,278	$—	$12,950	$110,975
Real estate-related depreciation and amortization	$19,439	$31,372	$8,078	$8,166	$—	$—	$67,055

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

16. SUBSEQUENT EVENTS

Issuance of OP Units

On July 1, 2024, 35.1 million OP Units were issued in exchange for DST Interests for a net investment of $266.8 million in accordance with our UPREIT structure. In addition, we paid $0.7 million in cash in exchange for DST Interests. The net carrying value of the related financing obligation liability and DST Program Loans was $288.2 million as of the date the OP Units were issued.

Close of Primary Public Offering and Launch of Private Placement

On July 2, 2024, we closed the offering of primary shares to new investors pursuant to our fourth public offering. We are continuing to offer shares in our fourth public offering to existing investors pursuant to our distribution reinvestment plan.

On August 2, 2024, we initiated a private offering exempt from registration under the Securities Act of 1933, as amended (the “Private Offering”).

Dealer Manager Agreement

In connection with the Private Offering, on August 2, 2024, we and our Dealer Manager entered into a dealer manager agreement (the “Dealer Manager Agreement”) under which Class S-PR Common Shares, Class D-PR Common Shares and Class I-PR Common Shares in the Company (each as defined below) will be sold through the Dealer Manager.

Under the Dealer Manager Agreement, the Company will pay certain fees to the Dealer Manager, including upfront selling commissions, dealer manager fees and distribution fees, the amount of which will vary by share class.

The Dealer Manager and Company have also agreed to provide indemnification as set forth in the Dealer Manager Agreement. Any party may terminate the Dealer Manager Agreement upon 60 days’ written notice.

Second Amended and Restated Advisory Agreement (2024)

The Company, the Operating Partnership and the Advisor previously entered into that certain Amended and Restated Advisory Agreement (2024), effective as of April 30, 2024 and effective through April 30, 2025 (the “2024 Advisory Agreement”). On August 2, 2024, the Company, the Operating Partnership and the Advisor amended and restated the 2024 Advisory Agreement by entering into the Second Amended and Restated Advisory Agreement (2024) (the “Amended Advisory Agreement”).

The Amended Advisory Agreement amends the 2024 Advisory Agreement to make immaterial changes regarding the Private Offering and related matters.

Thirteenth Amended and Restated Limited Partnership Agreement

On August 2, 2024, we and AREIT Incentive Fee LP, an affiliate of our Advisor, replaced the then-current limited partnership agreement of the Operating Partnership by entering into a Thirteenth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”). The Amended OP Agreement reflects revised classes of limited partnership units that correspond to the revisions to our share classes described below and other immaterial changes regarding the Private Offering and related matters.

Amendments to Charter

On July 31, 2024, the Company filed Articles of Amendment (the “Articles of Amendment”) to its charter with the Maryland State Department of Assessments and Taxation (“SDAT”) to reflect that the board of directors of the Company, by duly adopted resolutions, (i) redesignated 500,000,000 shares of Class I common stock, $0.01 par value per share (the “Class I Common Shares”) (including all of such shares issued and outstanding immediately prior to the time of acceptance of the Articles of Amendment for record by the SDAT on July 31, 2024 (the “Effective Time”)) as a series of Class I Common Shares named Class I-R common stock (the “Class I-R Common Shares”), (ii) redesignated 100,000,000 shares of Class D common stock, $0.01 par value per share (the “Class D Common Shares”) (including all of such shares issued and outstanding immediately prior to the Effective Time) as a series of Class D Common Shares named Class D-R common stock (the “Class D-R Common Shares”) and redesignated 400,000,000 Class D Common Shares as a series of Class D Common Shares named Class D-PR common stock (the “Class D-PR Common Shares”), (iii) redesignated 100,000,000 shares of Class T common stock, $0.01 par value per share (the “Class T Common Shares”) (including all of such shares issued and outstanding immediately prior to the Effective Time) as a series of Class T Common Shares named Class T-R common stock (the “Class T-R Common Shares”) and redesignated 400,000,000 Class T Common Shares as a series of Class I Common Shares named Class I-PR common stock (the “Class I-PR Common Shares”), (iv) redesignated 100,000,000 shares of Class S common stock, $0.01 par value per share (the “Class S Common Shares”) (including all of such shares issued and outstanding immediately prior to the Effective Time) as a series of Class S Common Shares named Class S-R common stock (the “Class S-R Common Shares”) and redesignated 400,000,000 Class S Common Shares as a series of Class S Common Shares named Class S-PR common stock (the “Class S-PR Common Shares”) and (v) redesignated 100,000,000 shares of Class E common stock, $0.01 par value per share (the “Class E Common Shares”) as Class I-R Common Shares and redesignated 300,000,000 Class E Common Shares as Class I-PR Common Shares.

The common shares designated by the Articles of Amendment as Class D-R Common Shares include all Class D Common Shares which were issued and outstanding immediately prior to the Effective Time. The common shares designated by the Articles of Amendment as Class E Common Shares include all Class E Common Shares which were issued and outstanding immediately prior to the Effective Time. The common shares designated by the Articles of Amendment as Class I-R Common Shares include all Class I Common Shares which were issued and outstanding immediately prior to the Effective Time. The common shares designated by the Articles of Amendment as Class S-R Common Shares include all Class S Common Shares which were issued and outstanding immediately prior to the Effective Time. The common shares designated by the Articles of Amendment as Class T-R Common Shares include all Class T Common Shares which were issued and outstanding immediately prior to the Effective Time.

The Articles of Amendment also revised the definitions within the Company’s charter commensurate with the changes to the authorized and designated shares of the Company.

Immediately following the filing of the Articles of Amendment, the Company filed with SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company’s board of directors, by duly adopted resolutions, set forth the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, or terms or conditions of redemption for the Class D-PR Common Shares, Class S-PR Common Shares and Class I-PR Common Shares.

Following the filing of the Articles of Amendment and Articles Supplementary, the Company filed with SDAT Second Articles of Restatement (the “Second Articles of Restatement”) pursuant to which the Company restated its charter, compiling all prior amendments and supplements. The Second Articles of Restatement did not amend, alter modify the charter.

Share Redemption Program Amendment

Our board of directors amended our share redemption program by adopting the Fourth Amended and Restated Share Redemption Program (the “Amended SRP”) primarily to reflect our revised share class names and designations, including the addition of Class S-PR, D-PR and I-PR Common Shares. The Amended SRP also clarifies that (i) shares redeemed on a repurchase date remain outstanding on the repurchase date and are no longer outstanding on the day following the redemption date and (ii) for purposes of measuring redemption capacity under the Amended SRP, (a) proceeds from new subscriptions are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company and (b) redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. Furthermore, the Amended SRP reflects that we may, in addition to other circumstances, waive the Early Repurchase Deduction (as defined in the Amended SRP) with respect to redemption requests submitted by discretionary model portfolio management programs (and similar arrangements) or with respect to redemption requests submitted by feeder vehicles (or similar vehicles) primarily created to hold shares of our common stock, which are offered to non-U.S. persons, where such vehicles seek to avoid imposing such a deduction because of administrative or systems limitations. Other immaterial changes were also made in the Amended SRP.

Distribution Reinvestment Plan Amendment

Our board of directors amended our distribution reinvestment plan by adopting the Sixth Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”) to reflect that shares distributed by the Company in connection with the Amended DRP will be offered and sold by us in an offering registered under the Securities Act of 1933, as amended, or pursuant to an applicable exemption from such registration requirements. The Amended DRP also removes provisions pertaining to the Company’s distribution of shares that were purchased in a secondary market or a national stock exchange. Other immaterial changes were also made to the Amended DRP.

Net Asset Value Calculation and Valuation Procedures and Multiple Class Plan Amendments

We amended our Net Asset Value Calculation and Valuation Procedures and our board of directors amended our Multiple Class Plan in order to make immaterial updates primarily related to our revised share class names and designations.

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2024, our consolidated real property portfolio consisted of 102 properties, totaling approximately 21.0 million square feet located in 33 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, one residential property, seven industrial properties, 162 net lease properties, 11 data center investments and two debt-related investments as of June 30, 2024. Unless otherwise noted, these unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. From time to time, we may file new registration statements on Form S-11 with the SEC to register additional shares of common stock so that we may continuously offer shares of common stock pursuant to Rule 415 under the Securities Act. During the six months ended June 30, 2024, we raised gross proceeds of approximately $32.6 million from the sale of approximately 4.1 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan of approximately $16.4 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our securities offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the six months ended June 30, 2024, we sold $321.3 million of gross interests related to the DST Program, $19.5 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently group our real property portfolio into five categories: residential, industrial, retail, office and other. The following table summarizes our real property portfolio by category as of June 30, 2024:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Residential properties	9	19	5,119	24.4%	$28.99	92.3%	$1,931,500	39.1%
Industrial properties	29	56	11,963	57.1	7.18	97.6	1,807,550	36.6
Retail properties	8	18	2,318	11.1	20.01	96.9	685,350	13.8
Office properties	6	7	1,393	6.6	37.08	80.7	458,250	9.3
Other properties	2	2	171	0.8	24.73	82.5	59,150	1.2
Total real property portfolio	33	102	20,964	100.0%	$15.61	95.0%	$4,941,800	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of June 30, 2024.

As of June 30, 2024, we had six floating-rate debt-related investments with a weighted-average interest rate of 10.6% and a weighted-average remaining life of 1.2 years. As of June 30, 2024, the aggregate outstanding principal was $269.8 million, the aggregate carrying amount was $267.8 million and total aggregate commitments were up to $326.8 million.

As of June 30, 2024, we had three available-for-sale debt securities, which were comprised of one CRE CLO, one CMBS and one preferred equity investment. As of June 30, 2024, the aggregate fair value of these investments was $130.4 million.

We currently focus our investment activities primarily across the major U.S. property sectors (residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student and single-family rental housing), industrial, retail and office (which includes and/or may include medical office and life science laboratories)), self-storage properties and investments in real estate debt and securities. To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as triple net lease, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the residential, industrial and self-storage sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the retail and office sectors, the former of which is largely grocery-anchored.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.94 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.75 billion, representing a difference of approximately $191.8 million, or 4.0%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2024 and December 31, 2023:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Investments in residential properties	$1,931,500	$1,824,950
Investments in industrial properties	1,807,550	1,690,300
Investments in retail properties	685,350	683,800
Investments in office properties	458,250	560,650
Investments in other properties (1)	59,150	54,950
Total investment in real estate properties	4,941,800	4,814,650
Investments in real estate debt and securities	400,759	373,448
Investments in unconsolidated joint venture partnerships	227,772	178,058
DST Program Loans	120,097	115,050
Total investments	5,690,428	5,481,206
Cash and cash equivalents	37,922	15,052
Restricted cash	6,652	4,614
Other assets	69,868	72,827
Line of credit, term loans and mortgage notes	(2,149,669)	(1,978,158)
Financing obligations associated with our DST Program	(1,386,372)	(1,277,307)
Other liabilities	(112,506)	(82,465)
Accrued performance participation allocation	—	—
Accrued advisory fees	(3,339)	(3,281)
Noncontrolling interests in consolidated joint venture partnerships	(6,645)	(7,175)
Aggregate Fund NAV	$2,146,339	$2,225,313
Total Fund Interests outstanding	286,520	277,408
(1)	Includes self-storage properties.

The following table sets forth the NAV per Fund Interest as of June 30, 2024:

		Class T	Class S	Class D	Class I	Class E	OP
(in thousands, except per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Units
Monthly NAV	$2,146,339	$211,199	$348,474	$48,625	$465,279	$340,631	$732,131
Fund Interests outstanding	286,520	28,193	46,519	6,491	62,111	45,472	97,734
NAV Per Fund Interest	$7.4911	$7.4911	$7.4911	$7.4911	$7.4911	$7.4911	$7.4911

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of June 30, 2024, we estimated approximately $63.7 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to make exceptions to, modify or suspend our share redemption program at any time. Our NAV generally does not reflect the potential impact of exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuations of our real properties as of June 30, 2024, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

						Weighted-
	Residential	Industrial	Retail	Office	Other	Average Basis
Exit capitalization rate	5.3%	5.8%	6.5%	7.2%	5.6%	5.8%
Discount rate / internal rate of return	7.0%	7.3%	7.3%	8.6%	7.6%	7.3%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0	10.0

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

	Hypothetical						Weighted-
Input	Change	Residential	Industrial	Retail	Office	Other	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.1%	3.0%	2.3%	2.5%	2.8%	2.9%
	0.25% increase	(2.8)%	(2.8)%	(2.1)%	(2.4)%	(2.6)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.0%	1.9%	2.1%	1.9%	2.0%
	0.25% increase	(1.9)%	(2.0)%	(1.8)%	(2.0)%	(1.9)%	(1.9)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of June 30, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2024 was $54.0 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $54.0 million, or $0.19 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2024:

(in thousands)	As of June 30, 2024
Total stockholders' equity	$720,933
Noncontrolling interests	369,687
Total equity under GAAP	1,090,620

Adjustments:
Accrued distribution fee (1)	63,722
Redeemable noncontrolling interests (2)	9,977
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	284,853
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	32,331
Accumulated depreciation and amortization (5)	707,272
Other adjustments (6)	(42,436)
Aggregate Fund NAV	$2,146,339
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T, Class S, and Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T, Class S, and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long Class T, Class S, and Class D OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, certain of our DST Program Loans, and certain of our investments in real estate debt and securities, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity are valued at par (i.e. at their respective outstanding balances).
(4)	Certain of our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with those investments in unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $8.02 per share as of December 31, 2023 to $7.49 per share as of June 30, 2024. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial properties.

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

			One-Year				Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Inception
(as of June 30, 2024) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.97)%	(7.83)%	(10.14)%	1.89%	3.82%	4.38%	5.32%
Adjusted Class T Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.99)%	(7.43)%	(11.06)%	2.75%	4.17%	4.56%	5.47%
Difference	0.02%	(0.40)%	0.92%	(0.86)%	(0.35)%	(0.18)%	(0.15)%

Class T Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.64)%	(4.60)%	(7.00)%	3.06%	4.54%	4.69%	5.43%
Adjusted Class T Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.66)%	(4.19)%	(7.95)%	3.93%	4.89%	4.86%	5.58%
Difference	0.02%	(0.41)%	0.95%	(0.87)%	(0.35)%	(0.17)%	(0.15)%

Class S Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(4.97)%	(7.83)%	(10.14)%	1.89%	3.82%	4.38%	5.32%
Adjusted Class S Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.99)%	(7.43)%	(11.06)%	2.75%	4.17%	4.56%	5.47%
Difference	0.02%	(0.40)%	0.92%	(0.86)%	(0.35)%	(0.18)%	(0.15)%

Class S Share Total Return (without upfront selling commissions and dealer manager fees) (3)	(1.64)%	(4.60)%	(7.00)%	3.06%	4.54%	4.69%	5.43%
Adjusted Class S Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.66)%	(4.19)%	(7.95)%	3.93%	4.89%	4.86%	5.58%
Difference	0.02%	(0.41)%	0.95%	(0.87)%	(0.35)%	(0.17)%	(0.15)%

Class D Share Total Return (3)	(1.50)%	(4.32)%	(6.44)%	3.68%	5.17%	5.28%	5.65%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.52)%	(3.90)%	(7.40)%	4.56%	5.52%	5.46%	5.79%
Difference	0.02%	(0.42)%	0.96%	(0.88)%	(0.35)%	(0.18)%	(0.14)%

Class I Share Total Return (3)	(1.44)%	(4.20)%	(6.20)%	3.94%	5.43%	5.63%	6.02%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.46)%	(3.78)%	(7.17)%	4.82%	5.78%	5.80%	6.16%
Difference	0.02%	(0.42)%	0.97%	(0.88)%	(0.35)%	(0.17)%	(0.14)%

Class E Share Return Total Return (3)	(1.44)%	(4.20)%	(6.20)%	3.94%	5.43%	5.66%	6.06%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.46)%	(3.78)%	(7.17)%	4.82%	5.78%	5.84%	6.21%
Difference	0.02%	(0.42)%	0.97%	(0.88)%	(0.35)%	(0.18)%	(0.15)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return.
(3)	The Total Returns presented are based on actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

The U.S. macroeconomic environment continues to be strong but signaling a moderate slowdown in growth. As evidenced by the modest change in non-farm payrolls, the labor market continues to exhibit healthy expansion but a slowing rate of growth. Inflationary pressures also may be easing, as the growth rate of core CPI moderated throughout the second quarter of 2024. As a result, the Federal Reserve has signaled a willingness to soften its current restrictive monetary policies. The publicly traded equity and credit markets delivered positive returns for most asset classes in the second quarter of 2024, as the stability of the U.S. banking system and resilient fundamental macroeconomic performance drove improved investor demand and generally reduced risk premiums.

Despite the overall improvement in the liquid capital markets, the commercial real estate markets continue to be impacted by certain property specific and macroeconomic factors. Most notably, the second quarter of 2024 was another period of stable but elevated market rates amidst generally restrictive credit conditions, especially from regulated lending institutions that are adjusting their business models to increase capital requirements for direct loans to real estate. Additionally, rising operating costs, such as property insurance, have further pressured cash flow performance across many asset classes. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity. Although the Federal Reserve has signaled for a potential decrease in interest rates in 2024, there is no certainty that there will be a decrease in interest rates in 2024 or the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation accelerates. Office properties continue to experience headwinds driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy and default rates.

Offsetting some of these headwinds is the material decline in new commercial real estate development that unfolded throughout 2023 and has continued into 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Capitalization rate yields continue to stabilize following the sustained widening seen in 2023 and we believe certain of these market trends will be offset by continued strong operating fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During the six months ended June 30, 2024, we completed the following activities:

●	We acquired one residential and two industrial properties for an aggregate contractual purchase price of approximately $229.9 million. We invested an aggregate of $59.7 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
●	We leased approximately 4.3 million square feet of our commercial properties, which included 0.5 million square feet of new leases and 3.8 million square feet of renewals. During the first six months of 2024, rent growth on comparable commercial leases executed during the six months averaged 24.2% when calculated using cash basis rental rates and 39.9% when calculated using GAAP basis rental rates. For our residential properties, rent growth on new and renewal leases executed during the six months averaged 0.8%. As of June 30, 2024, rents across our industrial properties and residential properties, our two largest property segments, are estimated to be 22.8% and 4.9% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We increased our leverage ratio from 36.4% as of December 31, 2023, to 37.8% as of June 30, 2024. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $353.9 million from the sale of our common stock and DST Interests. This includes $32.6 million from the sale of 4.1 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan of $16.4 million and $321.3 million of gross capital through private placement offerings by selling DST Interests, $19.5 million of which were financed by DST Program Loans.
●	We redeemed 12.5 million shares of common stock at a weighted-average purchase price of $7.85 per share for an aggregate amount of $98.5 million.

Results for the Three and Six Months Ended June 30, 2024 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, and the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
($ in thousands, except per share data)	June 30, 2024	March 31, 2024	$	%	2024	2023	$	%
Revenues:
Rental revenues	$90,587	$88,131	$2,456	2.8%	$178,718	$155,164	$23,554	15.2%
Debt-related income	12,237	11,311	926	8.2	23,548	12,950	10,598	81.8
Total revenues	102,824	99,442	3,382	3.4	202,266	168,114	34,152	20.3
Operating expenses:
Rental expenses	34,195	32,500	1,695	5.2	66,695	57,139	9,556	16.7
Real estate-related depreciation and amortization	36,234	35,470	764	2.2	71,704	67,055	4,649	6.9
General and administrative expenses	3,206	3,337	(131)	(3.9)	6,543	6,017	526	8.7
Advisory fees	9,966	9,972	(6)	(0.1)	19,938	19,161	777	4.1
Acquisition costs and reimbursements	1,445	2,043	(598)	(29.3)	3,488	3,018	470	15.6
Valuation allowance on debt-related investment	—	—	—	—	—	3,780	(3,780)	(100.0)
Total operating expenses	85,046	83,322	1,724	2.1	168,368	156,170	12,198	7.8
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	5,827	2,282	3,545	NM	8,109	(2,649)	10,758	NM
Interest expense	(45,885)	(44,234)	(1,651)	(3.7)	(90,119)	(75,427)	(14,692)	(19.5)
Gain on sale of real estate property	—	—	—	—	—	36,884	(36,884)	(100.0)
Unrealized loss on DST Program Loans	(359)	—	(359)	NM	(359)	—	(359)	NM
Unrealized gain on financing obligations	1,920	2,821	(901)	(31.9)	4,741	—	4,741	NM
Gain (loss) on extinguishment of debt and financing obligations, net	1,100	—	1,100	NM	1,100	(700)	1,800	NM
Gain on derivative instruments	—	—	—	—	—	89	(89)	(100.0)
Provision for current expected credit losses	469	133	336	NM	602	(3,998)	4,600	NM
Other income and expenses	1,321	1,289	32	2.5	2,610	2,032	578	28.4
Total other income (expenses)	(35,607)	(37,709)	2,102	5.6	(73,316)	(43,769)	(29,547)	(67.5)
Net loss before income tax expense	(17,829)	(21,589)	3,760	17.4	(39,418)	(31,825)	(7,593)	(23.9)
Income tax expense	(3,938)	—	(3,938)	NM	(3,938)	—	(3,938)	NM
Net loss	(21,767)	(21,589)	(178)	(0.8)	(43,356)	(31,825)	(11,531)	(36.2)
Net loss attributable to redeemable noncontrolling interests	108	111	(3)	(2.7)	219	244	(25)	(10.2)
Net loss attributable to noncontrolling interests	7,318	6,477	841	13.0	13,795	6,827	6,968	NM
Net loss attributable to common stockholders	$(14,341)	$(15,001)	$660	4.4%	$(29,342)	$(24,754)	$(4,588)	(18.5)%
Weighted-average shares outstanding—basic	190,855	195,679	(4,824)	(2.5)%	193,267	206,493	(13,226)	(6.4)%
Weighted-average shares outstanding—diluted	289,522	281,373	8,149	2.9%	285,447	263,975	21,472	8.1%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.08)	$(0.08)	$—	—%	$(0.15)	$(0.12)	$(0.03)	(25.0)%

NM = Not meaningful

Total Revenues. Total revenues for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, in aggregate, increased by $3.4 million, and for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, total revenues increased by $34.2 million, primarily due to the factors described below.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. For the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, in aggregate, total rental revenues increased by $2.5 million, primarily due to the increase in non-same store revenues resulting from net growth in our portfolio. For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, in aggregate, total rental revenues increased by $23.6 million, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio and increased market rents at various industrial and residential properties, partially offset by reduced occupancy at our CityView and Eden Prairie office properties. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
($ in thousands)	June 30, 2024	March 31, 2024	$	%	2024	2023	$	%
Rental income	$87,670	$85,756	$1,914	2.2%	$173,426	$151,683	$21,743	14.3%
Straight-line rent	1,982	1,582	400	25.3	3,564	1,742	1,822	NM
Amortization of above- and below-market intangibles	935	793	142	17.9	1,728	1,739	(11)	(0.6)
Total rental revenues	$90,587	$88,131	$2,456	2.8%	$178,718	$155,164	$23,554	15.2%

NM = Not meaningful

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. For the three months ended June 30, 2024, as compared to March 31, 2024, in aggregate, total debt-related income increased by $0.9 million primarily due to increased outstanding principal and effective interest in our investments in real estate debt and securities. For the six months ended June 30, 2024, as compared to June 30, 2023, in aggregate, total debt-related income increased by $10.6 million primarily due to the growth of our investments in real estate debt and securities.

Total Operating Expenses. For the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, total operating expenses increased by $1.7 million, and for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, total operating expenses increased by $12.2 million, primarily due to the factors described below.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Substantially all of our commercial properties are subject to leases on a “triple net basis” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. For the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, total rental expenses increased by $1.7 million primarily due to the increase in non-same store expenses resulting from net growth in our portfolio and increased real estate tax expenses at various industrial properties. For the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, total rental expenses increased by $9.6 million primarily due to an increase in non-same store rental expenses resulting from significant net growth in our portfolio and an increase in real estate taxes at various industrial properties. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
($ in thousands)	June 30, 2024	March 31, 2024	$	%	2024	2023	$	%
Real estate taxes	$14,288	$13,620	$668	4.9%	$27,908	$24,626	$3,282	13.3%
Repairs and maintenance	6,862	6,214	648	10.4	13,076	11,743	1,333	11.4
Utilities	2,623	3,001	(378)	(12.6)	5,624	5,327	297	5.6
Property management fees	2,227	2,182	45	2.1	4,409	3,893	516	13.3
Insurance	1,974	1,838	136	7.4	3,812	2,859	953	33.3
Other	6,221	5,645	576	10.2	11,866	8,691	3,175	36.5
Total rental expenses	$34,195	$32,500	$1,695	5.2%	$66,695	$57,139	$9,556	16.7%

Real Estate-Related Depreciation and Amortization. For the three months June 30, 2024, as compared to the three months ended March 31, 2024, in aggregate, real estate-related depreciation and amortization expense increased by $0.8 million, primarily due to net growth in our portfolio. Real estate-related depreciation and amortization expense increased by $4.6 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to significant net growth in our portfolio.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by $0.7 million for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, primarily due to a decrease in acquisition costs and reimbursements. In aggregate, the remaining operating expenses decreased by $2.0 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to a decrease in our valuation allowance on debt-related investment of $3.8 million, partially offset by an increase in advisory fees of $0.8 million.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(1.8) million impact on our net income (loss) for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, primarily due to the following:

●	an increase in income tax expense of $3.9 million driven by activities at our taxable REIT subsidiaries in our DST Program, which resulted in taxable income for the period; and
●	an increase in interest expense of $1.7 million driven primarily by increased borrowings on our line of credit.

Partially offset by:

●	an increase in income (loss) from unconsolidated joint venture partnerships of $3.5 million driven by positive performance of our investments in unconsolidated joint venture partnerships; and
●	an increase in gain (loss) on extinguishment of debt and financing obligations, net of $1.1 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program.

In aggregate, the remaining items that comprise our net income (loss) had a $(33.5) million impact on our net income (loss) for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the following:

●	a decrease in gain on sale of real estate property of $36.9 million, as we did not dispose of any properties during the six months ended June 30, 2024;
●	an increase in interest expense of $14.7 million driven primarily by increased borrowings on our line of credit and additional mortgage notes and higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program; and
●	an increase in income tax expense of $3.9 million driven by activities at our taxable REIT subsidiaries in our DST Program, which resulted in taxable income for the period.

Partially offset by:

●	an increase in income (loss) from unconsolidated joint venture partnerships of $10.8 million driven by positive performance of our investments in unconsolidated joint venture partnerships;
●	an increase in unrealized gain on financing obligations of $4.7 million driven by changes in valuations of properties in our DST Program; and
●	a decrease in our provision for current expected credit losses of $4.6 million driven by the reduction of our CECL Reserve during the six months ended June 30, 2024.

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

The same store operating portfolio for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 presented below includes 98 properties totaling 20.1 million square feet owned as of January 1, 2024, which represented 96.0% of total rentable square feet as of June 30, 2024. The same store operating portfolio for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 presented below includes 89 properties totaling approximately 18.2 million square feet owned as of January 1, 2023, which represented 86.9% of total rentable square feet as of June 30, 2024.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, and the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

	For the Three Months Ended		For the Six Months Ended June 30,
(in thousands)	June 30, 2024	March 31, 2024	2024	2023
Net loss attributable to common stockholders	$(14,341)	$(15,001)	$(29,342)	$(24,754)
Debt-related income	(12,237)	(11,311)	(23,548)	(12,950)
Real estate-related depreciation and amortization	36,234	35,470	71,704	67,055
General and administrative expenses	3,206	3,337	6,543	6,017
Advisory fees	9,966	9,972	19,938	19,161
Acquisition costs and reimbursements	1,445	2,043	3,488	3,018
Valuation allowance on debt-related investment	—	—	—	3,780
(Income) loss from unconsolidated joint venture partnerships	(5,827)	(2,282)	(8,109)	2,649
Interest expense	45,885	44,234	90,119	75,427
Gain on sale of real estate property	—	—	—	(36,884)
Unrealized loss on DST Program Loans	359	—	359	—
Unrealized gain on financing obligations	(1,920)	(2,821)	(4,741)	—
(Gain) loss on extinguishment of debt and financing obligations, net	(1,100)	—	(1,100)	700
Gain on derivative instruments	—	—	—	(89)
Provision for current expected credit losses	(469)	(133)	(602)	3,998
Other income and expenses	(1,321)	(1,289)	(2,610)	(2,032)
Income tax expense	3,938	—	3,938	—
Net loss attributable to redeemable noncontrolling interests	(108)	(111)	(219)	(244)
Net loss attributable to noncontrolling interests	(7,318)	(6,477)	(13,795)	(6,827)
Property net operating income	$56,392	$55,631	$112,023	$98,025
Less: Non-same store property NOI	660	(583)	8,669	(158)
Same store property NOI	$55,732	$56,214	$103,354	$98,183

Our real property markets are aggregated into five reportable property segments: residential, industrial, retail, office and other. Our property segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These property segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 15 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and property NOI aggregated by property segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the three months ended June 30, 2024, as compared to the three months ended March 31, 2024, and the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
($ in thousands, except per square foot data)	June 30, 2024	March 31, 2024	$	%	2024	2023	$	%
Rental revenues:
Residential	$33,080	$33,084	$(4)	(0.0)%	$58,633	$57,671	$962	1.7%
Industrial	27,399	26,455	944	3.6	48,486	41,957	6,529	15.6
Retail	15,077	15,492	(415)	(2.7)	30,569	28,408	2,161	7.6
Office	12,167	12,194	(27)	(0.2)	24,361	26,403	(2,042)	(7.7)
Other	918	928	(10)	(1.1)	—	—	—	—
Total same store rental revenues	88,641	88,153	488	0.6	162,049	154,439	7,610	4.9
Non-same store properties	1,946	(22)	1,968	NM	16,669	725	15,944	NM
Total rental revenues	$90,587	$88,131	$2,456	2.8%	$178,718	$155,164	$23,554	15.2%
Rental expenses:
Residential	$(16,408)	$(15,673)	$(735)	(4.7)%	$(28,181)	$(27,260)	$(921)	(3.4)%
Industrial	(7,152)	(6,170)	(982)	(15.9)	(11,842)	(9,360)	(2,482)	(26.5)
Retail	(3,621)	(3,948)	327	8.3	(7,569)	(7,088)	(481)	(6.8)
Office	(5,306)	(5,797)	491	8.5	(11,103)	(12,548)	1,445	11.5
Other	(422)	(351)	(71)	(20.2)	—	—	—	—
Total same store rental expenses	(32,909)	(31,939)	(970)	(3.0)	(58,695)	(56,256)	(2,439)	(4.3)
Non-same store properties	(1,286)	(561)	(725)	NM	(8,000)	(883)	(7,117)	NM
Total rental expenses	$(34,195)	$(32,500)	$(1,695)	(5.2)%	$(66,695)	$(57,139)	$(9,556)	(16.7)%
Property NOI:
Residential	$16,672	$17,411	$(739)	(4.2)%	$30,452	$30,411	$41	0.1%
Industrial	20,247	20,285	(38)	(0.2)	36,644	32,597	4,047	12.4
Retail	11,456	11,544	(88)	(0.8)	23,000	21,320	1,680	7.9
Office	6,861	6,397	464	7.3	13,258	13,855	(597)	(4.3)
Other	496	577	(81)	(14.0)	—	—	—	—
Total same store property NOI	55,732	56,214	(482)	(0.9)	103,354	98,183	5,171	5.3
Non-same store properties	660	(583)	1,243	NM	8,669	(158)	8,827	NM
Total property NOI	$56,392	$55,631	$761	1.4%	$112,023	$98,025	$13,998	14.3%
Same store average percentage leased:
Residential	92.0%	92.3%			92.3%	94.0%
Industrial	98.1	98.3			98.8	99.6
Retail	96.9	97.3			97.1	96.4
Office	80.1	79.2			79.7	84.6
Other	79.3	77.4			—	—
Same store average annualized base rent per square foot:
Residential	$28.22	$27.93			$28.75	$27.50
Industrial	7.14	7.13			7.04	6.09
Retail	20.01	19.92			20.01	19.39
Office	36.95	36.21			36.95	35.40
Other	24.62	25.14			—	—

NM = Not meaningful

Residential Segment. For the three months ended June 30, 2024, our residential segment same store property NOI decreased by approximately $0.7 million as compared to the three months ended March 31, 2024, primarily due to increased nonrecoverable expenses and insurance at certain residential properties. Our residential segment same store property NOI remained consistent for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Industrial Segment. For the three months ended June 30, 2024, our industrial segment same store property NOI remained consistent as compared to the three months ended March 31, 2024. Our industrial segment same store property NOI increased by $4.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increased market rents at certain of our properties.

Retail Segment. For the three months ended June 30, 2024, our retail segment same store property NOI remained consistent as compared to the three months ended March 31, 2024. For the six months ended June 30, 2024, our retail segment same store property NOI increased by $1.7 million as compared to the six months ended June 30, 2023, primarily due to increased termination fee revenue at our Beaver Creek property and increased occupancy at certain of our retail properties, partially offset by increased bad debt expense at various retail properties in 2024.

Office Segment. For the three months ended June 30, 2024, our office segment same store property NOI increased $0.5 million as compared to the three months ended March 31, 2024, primarily due to reduced real-estate taxes and increased occupancy at certain of our office properties. Our office segment same store property NOI decreased by $0.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to decreased occupancy at our Eden Prairie and CityView properties, partially offset by reduced operating expenses at various properties in 2024.

Other Segment. For the three months ended June 30, 2024, our other segment same store property NOI remained consistent as compared to the three months ended March 31, 2024.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
GAAP net loss	$(21,767)	$(29,254)	$(43,356)	$(31,825)
Weighted-average shares outstanding—diluted	289,522	264,963	285,447	263,975
GAAP net loss per common share—diluted	$(0.08)	$(0.11)	$(0.15)	$(0.12)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	36,234	33,858	71,704	67,055
Gain on sale of real estate property	—	—	—	(36,884)
Our share of adjustments from joint venture partnerships	2,020	1,288	3,361	4,312
FFO	$16,487	$5,892	$31,709	$2,658
FFO per common share—diluted	$0.06	$0.02	$0.11	$0.01
Adjustments to arrive at AFFO:
Unrealized (gain) loss on financial instruments (1)	(3,130)	729	(6,084)	10,103
Increase (decrease) in financing obligation liability appreciation	—	1,922	(69)	4,784
Our share of adjustments from joint venture partnerships	(5,774)	(107)	(7,539)	179
AFFO	$7,583	$8,436	$18,017	$17,724
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our DST Program Loans and financing obligations for which we have elected the fair value option, valuation allowance and changes to our provision for current expected credit losses on our debt-related investments and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities and private offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2024, we had approximately $129.3 million of borrowings, including scheduled amortization payments, and $69.3 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $263.3 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of June 30, 2024. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

Our Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions or dispositions and will engage in negotiations with buyers, sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our securities offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from our securities offerings, proceeds from the sale of assets and undistributed funds from operations.

As of June 30, 2024, our financial position was strong with 37.8% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.7% occupied (95.0% leased) as of June 30, 2024 and is diversified across 102 properties totaling 21.0 million square feet across 33 geographic markets. Our properties contain a diverse roster of 422 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 39.1% residential, 36.6% industrial, 13.8% retail which is primarily grocery-anchored, 9.3% office and 1.2% other properties in adjacent sectors.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2024	2023	$ Change
Total cash provided by (used in):
Operating activities	$22,712	$(1,062)	$23,774
Investing activities	(310,085)	(109,324)	(200,761)
Financing activities	312,257	110,370	201,887
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	—	24
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,908	$(16)	$24,924

Net cash provided by operating activities increased by $23.8 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to the $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023.

Net cash used in investing activities increased by $200.8 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in real estate property acquisition activity of $181.4 million, a decrease in proceeds from disposition of real estate property of $53.7 million and an increase in investments in unconsolidated joint venture partnerships of $28.4 million, partially offset by a decrease in investments in available-for-sale debt securities of $68.1 million.

Net cash provided by financing activities increased by $201.9 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in net borrowing activity of $126.3 million and an increase in net offering activity from our DST Program and securities offerings of $80.9 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2024, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $540.1 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.65%, which includes the effect of the interest rate swap and cap agreements related to $950.0 million in borrowings under our line of credit and our term loans.

As of June 30, 2024, the unused and available portions under our line of credit were $359.9 million and $326.4 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of June 30, 2024, we had property-level borrowings of approximately $802.7 million outstanding with a weighted-average remaining term of 3.5 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.66%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 37.8% as of June 30, 2024. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates, increased market volatility and the potential of a global recession in the near-term, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of June 30, 2024, we had $1.4 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the six months ended June 30, 2024, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plan) was $32.6 million ($31.1 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$40,813	71.5%	$33,513	67.7%
Reinvested in shares	16,284	28.5	15,983	32.3
Total (2)	$57,097	100.0%	$49,496	100.0%
Sources of Distributions:
Cash flows from operating activities	$22,712	39.8%	$—	—%
Borrowings	18,101	31.7	33,513	67.7
DRIP (3)	16,284	28.5	15,983	32.3
Total (2)	$57,097	100.0%	$49,496	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares and OP Units.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the six months ended June 30, 2024 and 2023, our FFO was $31.7 million, or 55.5% of our total distributions, and $2.7 million, or 5.4% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2024	2023
Number of shares redeemed or repurchased	12,540	10,726
Aggregate dollar amount of shares redeemed or repurchased	$98,456	$93,319
Average redemption or repurchase price per share	$7.85	$8.70

For the six months ended June 30, 2024 and 2023, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $98.5 million and $93.3 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties and other longer-term borrowings.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. As of June 30, 2024, our critical accounting estimates have not changed from those described in our 2023 Form 10-K.

SUBSEQUENT EVENTS

See "Note 16 to the Condensed Consolidated Financial Statements" for information regarding subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and also utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of June 30, 2024, our fixed interest rate debt consisted of $595.1 million under our mortgage notes and $550.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 53.4% of our total consolidated debt as of June 30, 2024. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.11 billion and $1.15 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2024. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2024, our consolidated variable interest rate debt consisted of $540.1 million of borrowings under our line of credit, $250.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 46.6% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of June 30, 2024, we were exposed to market risks related to fluctuations in interest rates on $997.7 million of consolidated borrowings; however, $607.6 million of these borrowings are capped through the use of eight interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2024, would increase our annual interest expense by approximately $1.0 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate commitments of $326.8 million and aggregate outstanding principal of $269.8 million as of June 30, 2024, which can offset the interest rate risk associated with our variable interest rate borrowings.

Derivative Instruments. As of June 30, 2024, we had 17 outstanding and effective derivative instruments, with a total notional amount of $1.16 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

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

Foreign Currency Risk

We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our condensed consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of June 30, 2024, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in our 2023 Form 10-K, there have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Our private offering is being conducted in reliance on a private offering exemption from registration under the Securities Act, and if the Company fails to comply with the requirements of such exemption, our stockholders would have the right to rescind their purchase of Shares of our common stock if they so desired.

Shares of our common stock are being offered and sold in reliance on a private offering exemption from registration provided in the Securities Act. If we should fail to comply with the requirements of such exemption, our stockholders would have the right to rescind their purchase of the shares of our common stock if they so desired. It is possible that one or more stockholders seeking rescission would succeed. This might also occur under applicable state securities laws and regulations in states where the shares will be offered without registration or qualification pursuant to a private offering or other exemption. If a number of our stockholders were successful in seeking rescission, we could face severe financial demands that would adversely affect the Company as a whole and, thus, the investment in the Company by our remaining stockholders.

Contributions of Properties to a Subsidiary REIT could result in our recognizing additional taxable income.

We may choose to transfer certain properties held by the Operating Partnership to a Subsidiary REIT. Such transfer would generally be structured in a manner to qualify as a tax-free contribution under Section 351 of the Code and would allow such properties to be sold at a later date without triggering the recognition of “built-in gain” by the original contributor of such properties to the Operating Partnership. Upon such transfer, the Subsidiary REIT, and not the Operating Partnership, would be entitled to claim any depreciation deductions relating to the transferred property. This could result in a higher amount of taxable income being allocated to us under the Operating Partnership Agreement than would be allocated in the absence of such transfer to the Subsidiary REIT.

Certain foreign investors may be subject to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the sale of common shares if we are unable to qualify as a “domestically controlled qualified investment entity.”

A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non U.S. holders. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not, however, expect any of our shares to be regularly traded on an established securities market. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non U.S. investors (unless an exception to FIRPTA applies to such investor).

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

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. Further, our board of directors may make exceptions to, modify or suspend our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

The table below summarizes the redemption activity for the three months ended June 30, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
April 30, 2024	2,509	$7.84	2,509	—
May 31, 2024	2,097	7.70	2,097	—
June 30, 2024 (3)	3,162	7.68	3,162	—
Total	7,768	$7.74	7,768	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in June 2024 are considered redeemed on July 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $59.6 million of shares of common stock for the three months ended June 30, 2024.

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

In addition, Class E stockholders participating in the DRIP in Ohio and Oregon must have a net worth of at least 10 times their investment in us and any of our affiliates. The current suitability standards for Class T, Class S, Class D and Class I stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class T, Class S, Class D and Class I fourth public offering prospectus on file at www.sec.gov.

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRIP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Articles of Restatement. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.2	Articles of Amendment (name change). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.3	Articles Supplementary (Class A shares). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.4	Articles Supplementary (Class W shares). Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.5	Articles Supplementary (Class I shares). Incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K filed with the SEC on July 12, 2012.

3.6	Certificate of Correction to Articles of Restatement. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2014.

3.7	Certificate of Correction to Articles of Restatement. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 30, 2016.

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

3.10	Articles of Amendment (name change). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 3, 2021.

3.11	Articles of Amendment (revised names of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.12	Articles Supplementary (designate new classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.13	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

4.1	Sixth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Fourth Amended and Restated Share Redemption Program effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

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

4.4	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

Exhibit Number	Description

10.1

Amended and Restated Advisory Agreement (2024), dated and effective as of April 30, 2024, by and among Ares Real Estate Income Trust Inc., AREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024.

10.2*

Fourth Amendment to Third Amended and Restated Credit and Term Loan Agreement, dated as of June 27, 2024, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP) and Bank of America, N.A, as Administrative Agent.

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 12, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

August 12, 2024	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 12, 2024	By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)