Form 10-Q
period 2024-09-30
Ares Real Estate Income Trust Inc.
filed 2024-11-12
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Under the registrant's charter, shares of the registrant's Class S common stock are separated into a series called Class S-R and another series called Class S-PR; shares of the registrant's Class D common stock are separated into a series called Class D-R and another series called Class D-PR; shares of the registrant's Class I common stock are separated into a series called Class I-R and another series called Class I-PR. In order to mirror common industry terminology, in this Quarterly Report on Form 10-Q the registrant refers to these separate series of common stock as different “classes”.

As of November 6, 2024, there were 27,432,991 shares of the registrant’s Class T-R common stock, 44,315,242 shares of the registrant’s Class S-R common stock, 6,178,904 shares of the registrant’s Class D-R common stock, 59,089,769 shares of the registrant’s Class I-R common stock, 43,564,064 shares of the registrant’s Class E common stock, 322,624 shares of the registrant’s Class S-PR common stock and 511,526 shares of the registrant’s Class I-PR common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Net investment in real estate properties	$4,147,091	$3,889,314
Investments in real estate debt and securities (includes $162,257 and $122,375 at fair value as of September 30, 2024 and December 31, 2023, respectively)	446,276	370,176
Investments in unconsolidated joint venture partnerships (includes $39,619 and $0 at fair value as of September 30, 2024 and December 31, 2023, respectively)	231,929	153,305
Cash and cash equivalents	21,020	15,052
Restricted cash	7,176	4,614
DST Program Loans (includes $54,161 and $7,753 at fair value as of September 30, 2024 and December 31, 2023, respectively)	125,239	117,019
Other assets	82,651	89,926
Total assets	$5,061,382	$4,639,406
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$87,969	$66,386
Debt, net	2,162,009	1,961,120
Intangible lease liabilities, net	35,494	37,079
Financing obligations, net (includes $644,217 and $102,045 at fair value as of September 30, 2024 and December 31, 2023, respectively)	1,403,404	1,351,090
Distribution fees payable to affiliates	67,087	66,656
Other liabilities	38,199	33,913
Total liabilities	3,794,162	3,516,244
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	9,289	11,746
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	1,834	1,972
Additional paid-in capital	1,925,364	1,895,789
Distributions in excess of earnings	(1,193,859)	(1,108,823)
Accumulated other comprehensive income	820	6,359
Total stockholders’ equity	734,159	795,297
Noncontrolling interests	523,772	316,119
Total equity	1,257,931	1,111,416
Total liabilities and equity	$5,061,382	$4,639,406

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues:
Rental revenues	$94,698	$82,369	$273,416	$237,533
Debt-related income	12,588	8,837	36,136	21,787
Total revenues	107,286	91,206	309,552	259,320
Operating expenses:
Rental expenses	36,772	30,651	103,467	87,790
Real estate-related depreciation and amortization	39,287	32,146	110,991	99,201
General and administrative expenses	2,813	2,974	9,356	8,991
Advisory fees	10,151	9,661	30,089	28,822
Acquisition costs and reimbursements	2,072	2,032	5,560	5,050
Valuation allowance on debt-related investment	—	—	—	3,780
Total operating expenses	91,095	77,464	259,463	233,634
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	2,940	(1,078)	11,049	(3,727)
Interest expense	(47,419)	(33,967)	(137,538)	(109,394)
Gain on sale of real estate property	1,048	—	1,048	36,884
Unrealized gain (loss) on DST Program Loans	195	—	(164)	—
Unrealized gain on financing obligations	4,227	—	8,968	—
Gain (loss) on extinguishment of debt and financing obligations, net	20,700	—	21,800	(700)
(Loss) gain on derivative instruments	—	(76)	—	13
Provision for current expected credit losses	872	1,048	1,474	(2,950)
Other income and expenses	2,065	1,298	4,675	3,330
Total other income (expenses)	(15,372)	(32,775)	(88,688)	(76,544)
Net income (loss) before income tax expense	819	(19,033)	(38,599)	(50,858)
Income tax expense	(4,726)	—	(8,664)	—
Net loss	(3,907)	(19,033)	(47,263)	(50,858)
Net loss attributable to redeemable noncontrolling interests	16	146	235	390
Net loss attributable to noncontrolling interests	1,618	4,477	15,413	11,304
Net loss attributable to common stockholders	$(2,273)	$(14,410)	$(31,615)	$(39,164)
Weighted-average shares outstanding—basic	185,449	201,968	190,642	204,968
Weighted-average shares outstanding—diluted	317,591	266,487	296,283	264,821
Net loss attributable to common stockholders per common share—basic and diluted	$(0.01)	$(0.07)	$(0.17)	$(0.19)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(3,907)	$(19,033)	$(47,263)	$(50,858)
Change from cash flow hedging activities	(10,800)	94	(7,435)	3,146
Change from activities related to available-for-sale debt securities	35	69	(41)	122
Comprehensive loss	(14,672)	(18,870)	(54,739)	(47,590)
Comprehensive loss attributable to redeemable noncontrolling interests	61	144	263	365
Comprehensive loss attributable to noncontrolling interests	6,053	4,439	18,917	10,908
Comprehensive loss attributable to common stockholders	$(8,558)	$(14,287)	$(35,559)	$(36,317)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023	204,870	$2,049	$1,910,433	$(1,033,940)	$17,965	$274,337	$1,170,844
Net loss (excludes $146 attributable to redeemable noncontrolling interests)	—	—	—	(14,410)	—	(4,477)	(18,887)
Change from securities and cash flow hedging activities (excludes $2 attributable to redeemable noncontrolling interests)	—	—	—	—	123	38	161
Issuance of common stock	2,366	24	20,015	—	—	—	20,039
Share-based compensation	35	—	46	—	—	—	46
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(784)	—	—	—	(784)
Trailing distribution fees	—	—	415	1,430	—	803	2,648
Redemptions of common stock	(6,260)	(63)	(52,552)	—	—	—	(52,615)
Distributions declared (excludes $204 attributable to redeemable noncontrolling interests)	—	—	—	(20,196)	—	(6,247)	(26,443)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	55	—	—	—	55
Redemptions of noncontrolling interests	—	—	—	—	—	(11,241)	(11,241)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(257)	—	13	244	—
Balance as of September 30, 2023	201,011	$2,010	$1,877,371	$(1,067,116)	$18,101	$253,457	$1,083,823
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of June 30, 2024	188,786	$1,888	$1,885,239	$(1,174,249)	$8,055	$369,687	$1,090,620
Net loss (excludes $16 attributable to redeemable noncontrolling interests)	—	—	—	(2,273)	—	(1,618)	(3,891)
Change from securities and cash flow hedging activities (excludes $45 attributable to redeemable noncontrolling interests)	—	—	—	—	(6,285)	(4,435)	(10,720)
Issuance of common stock	1,825	18	13,818	—	—	—	13,836
Share-based compensation	38	—	56	—	—	—	56
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,306)	—	—	—	(1,306)
Trailing distribution fees	—	—	657	1,204	—	(5,226)	(3,365)
Redemptions of common stock	(7,271)	(72)	(54,700)	—	—	—	(54,772)
Issuances of OP Units for DST Interests	—	—	—	—	—	266,766	266,766
Distributions declared (excludes $131 attributable to redeemable noncontrolling interests)	—	—	—	(18,541)	—	(13,083)	(31,624)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(4)	—	—	—	(4)
Redemptions of noncontrolling interests (excludes $500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(7,665)	(7,665)
Reallocation of stockholders' equity and noncontrolling interests	—	—	81,604	—	(950)	(80,654)	—
Balance as of September 30, 2024	183,378	$1,834	$1,925,364	$(1,193,859)	$820	$523,772	$1,257,931

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022	206,108	$2,061	$1,898,510	$(973,395)	$16,083	$250,608	$1,193,867
Net loss (excludes $390 attributable to redeemable noncontrolling interests)	—	—	—	(39,164)	—	(11,304)	(50,468)
Change from cash flow hedging activities (excludes $25 attributable to redeemable noncontrolling interests)	—	—	—	—	2,847	396	3,243
Issuance of common stock	11,854	119	103,731	—	—	—	103,850
Share-based compensation	35	—	196	—	—	—	196
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,421)	—	—	—	(3,421)
Trailing distribution fees	—	—	(881)	4,354	—	(3,167)	306
Redemptions of common stock	(16,986)	(170)	(145,764)	—	—	—	(145,934)
Issuances of OP Units for DST Interests	—	—	—	—	—	84,725	84,725
Other noncontrolling interests net distributions	—	—	—	—	—	(7)	(7)
Distributions declared (excludes $588 attributable to redeemable noncontrolling interests)	—	—	—	(58,911)	—	(16,644)	(75,555)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	298	—	—	—	298
Redemptions of noncontrolling interests	—	—	(3,354)	—	—	(23,923)	(27,277)
Reallocation of stockholders' equity and noncontrolling interests	—	—	28,056		(829)	(27,227)	—
Balance as of September 30, 2023	201,011	$2,010	$1,877,371	$(1,067,116)	$18,101	$253,457	$1,083,823
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of December 31, 2023	197,228	$1,972	$1,895,789	$(1,108,823)	$6,359	$316,119	$1,111,416
Net loss (excludes $235 attributable to redeemable noncontrolling interests)	—	—	—	(31,615)	—	(15,413)	(47,028)
Change from securities and cash flow hedging activities (excludes $28 attributable to redeemable noncontrolling interests)	—	—	—	—	(3,944)	(3,504)	(7,448)
Issuance of common stock	5,923	59	46,328	—	—	—	46,387
Share-based compensation	38	—	206	—	—	—	206
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,619)	—	—	—	(3,619)
Trailing distribution fees	—	—	1,536	3,775	—	(5,742)	(431)
Redemptions of common stock	(19,811)	(197)	(153,031)	—	—	—	(153,228)
Issuances of OP Units for DST Interests	—	—	—	—	—	427,595	427,595
Other noncontrolling interests net contributions	—	—	—	—	—	309	309
Distributions declared (excludes $420 attributable to redeemable noncontrolling interests)	—	—	—	(57,196)	—	(31,236)	(88,432)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	274	—	—	—	274
Redemptions of noncontrolling interests (excludes $1,500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(28,070)	(28,070)
Reallocation of stockholders' equity and noncontrolling interests	—	—	137,881	—	(1,595)	(136,286)	—
Balance as of September 30, 2024	183,378	$1,834	$1,925,364	$(1,193,859)	$820	$523,772	$1,257,931

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(47,263)	$(50,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	110,991	99,201
Straight-line rent and amortization of above- and below-market leases	(8,401)	(5,464)
Gain on sale of real estate property	(1,048)	(36,884)
Unrealized loss on DST Program Loans	164	—
Valuation allowance on debt-related investment	—	3,780
(Income) loss from unconsolidated joint venture partnerships	(11,049)	3,727
(Gain) loss on extinguishment of debt and financing obligations, net	(21,800)	700
Provision for current expected credit losses	(1,474)	2,950
Amortization of deferred financing costs	6,640	5,100
(Decrease) increase in financing obligation liability appreciation	(69)	1,761
Unrealized gain on financing obligations	(8,968)	—
Unrealized loss on derivative instruments not designated as cash flow hedges	—	3,822
Paid-in-kind interest on investments in real estate debt and securities	(19,380)	(3,592)
Distributions of earnings from unconsolidated joint venture partnerships	3,031	2,559
Amortization of interest rate cap premiums	10,752	3,157
Other	(624)	(1,210)
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	19,432	12,729
Cash settlement of accrued performance participation allocation	—	(23,747)
Net cash provided by operating activities	30,934	17,731
Investing activities:
Real estate acquisitions	(327,620)	(262,044)
Capital expenditures	(43,520)	(34,576)
Proceeds from disposition of real estate property	4,015	53,735
Investments in debt-related investments	(60,502)	(27,911)
Principal collections on debt-related investments	6,191	64,948
Investments in unconsolidated joint venture partnerships	(68,789)	(27,830)
Investments in available-for-sale debt securities	(2,993)	(90,331)
Principal collections on available-for-sale debt securities	3,002	—
Other	248	2,199
Net cash used in investing activities	(489,968)	(321,810)
Financing activities:
Proceeds from mortgage notes	60,843	83,500
Repayments of mortgage notes	(1,664)	(71,612)
Proceeds from line of credit	666,258	893,000
Repayments of line of credit	(528,000)	(730,000)
Redemptions of common stock	(153,228)	(145,934)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(56,277)	(44,686)
Proceeds from issuance of common stock	22,080	79,590
Proceeds from financing obligations, net	505,871	299,749
Offering costs for issuance of common stock and private placements	(12,035)	(11,466)
Cash payout of DST Interests	(3,898)	—
Redemption of noncontrolling interests	(28,070)	(27,277)
Redemption of redeemable noncontrolling interests	(2,954)	—
Debt issuance costs paid	(1,735)	(1,378)
Interest rate cap premiums	—	(17,941)
Other	309	—
Net cash provided by financing activities	467,500	305,545
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	—
Net increase (decrease) in cash, cash equivalents and restricted cash	8,530	1,466
Cash, cash equivalents and restricted cash, at beginning of period	19,666	17,186
Cash, cash equivalents and restricted cash, at end of period	$28,196	$18,652

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

Reclassifications

Certain items in our condensed consolidated balance sheets as of December 31, 2023 have been reclassified to conform to the 2024 presentation. Additionally, certain items in our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 have been reclassified to conform to the 2024 presentation.

Debt-Related Investments

Debt-related investments that we originated or acquired prior to the third quarter of 2024 are considered to be held for investment, as we have both the intent and ability to hold these investments until maturity. Accordingly, these assets are carried at cost, net of unamortized loan origination costs and fees, discounts and a credit loss reserve, if applicable. Interest income is recorded on an accrual basis and is recorded as a component of debt-related income.

Beginning in the third quarter of 2024, we have elected the fair value option for our new debt-related investments and as such, these investments are carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our condensed consolidated statements of operations. Upfront fees and origination costs related to our debt-related investments for which the fair value option is elected are recognized in earnings as incurred and not deferred. Such items are recorded as components of debt-related income on our condensed consolidated statements of operations. Interest income is recorded on an accrual basis and is recorded as a component of debt-related income.

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

Income Taxes

We elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the tax year ended December 31, 2006. As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to our stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income or from the operations of our taxable REIT subsidiaries. During the three and nine months ended September 30, 2024, we recorded $4.7 million and $8.7 million, respectively, of income tax expense on our condensed consolidated statements of operations related to the activities of our taxable REIT subsidiary associated with our DST Program (as defined below).

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

In November 2024, FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in expense captions on the statements of operations. ASU No. 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	September 30, 2024 (1)	December 31, 2023
Land	$795,935	$754,149
Buildings and improvements	3,782,779	3,505,921
Intangible lease assets	338,423	330,291
Right of use asset	13,637	13,637
Investment in real estate properties	4,930,774	4,603,998
Accumulated depreciation and amortization	(783,683)	(714,684)
Net investment in real estate properties	$4,147,091	$3,889,314
(1)	Includes one parcel of land with an accounting basis of $10.1 million that has met the criteria of held for sale as of September 30, 2024.

Acquisitions

During the nine months ended September 30, 2024, we acquired 100% of the following properties through asset acquisitions:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2024 Acquisitions:
Metro North IC	Industrial	5/8/2024	$54,485
CERU Boca Raton	Residential	5/15/2024	139,718
Sugar Land CC	Industrial	6/28/2024	35,903
Metro Storage Sharon Hill	Other	7/31/2024	16,761
Metro Storage Newtown Square	Other	7/31/2024	24,724
Metro Storage Trevose	Other	7/31/2024	21,151
Metro Storage Sarasota	Other	7/31/2024	15,532
Metro Storage Fort Myers	Other	7/31/2024	12,766
Metro Storage Pinellas Park	Other	7/31/2024	6,765
Total 2024 acquisitions			$327,805
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

During the nine months ended September 30, 2024, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

For the Nine Months Ended
(in thousands)	September 30, 2024
Land	$44,065
Building and improvements	271,465
Intangible lease assets	13,784
Above-market lease assets	518
Below-market lease liabilities	(2,027)
Total purchase price (1)	$327,805

(1) Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2024, as of the respective date of each acquisition, was 4.0 years.

Dispositions

During the nine months ended September 30, 2024, we sold one partial retail property for net proceeds of approximately $4.0 million and recorded a net gain on sale of $1.0 million. During the nine months ended September 30, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million and recorded a net gain on sale of $36.9 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2024 and December 31, 2023 included the following:

	As of September 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$314,349	$(246,020)	$68,329	$306,365	$(234,172)	$72,193
Above-market lease assets (1)	24,074	(20,896)	3,178	23,926	(20,525)	3,401
Below-market lease liabilities	(73,831)	38,337	(35,494)	(73,556)	36,477	(37,079)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,967	$996	$5,531	$2,738
Above-market lease amortization	(267)	(194)	(742)	(593)
Below-market lease amortization	1,409	1,181	3,612	3,319
Real estate-related depreciation and amortization:
Depreciation expense	$32,655	$27,413	$93,273	$80,911
Intangible lease asset amortization	6,632	4,733	17,718	18,290

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

The following table summarizes our investments in unconsolidated joint venture partnerships as of September 30, 2024 and December 31, 2023:

	Number of Joint Venture				Investments in Unconsolidated
	Partnerships as of		Ownership Percentage as of		Joint Venture Partnerships as of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
($ in thousands)	2024	2023	2024	2023	2024	2023
Investments in unconsolidated joint venture partnerships, carried at cost:
Residential joint venture partnerships	1	1	85.0%	85.0%	$23,069	$23,932
Net Lease joint venture partnerships	3	3	50.0%	50.0%	101,988	104,232
Data Center joint venture partnerships	2	2	10.0 - 10.2%	10.0%	38,483	24,977
Real Estate Debt joint venture partnerships (1)	1	1	19.9%	19.9%	28,770	164
Total investments in unconsolidated joint venture partnerships, carried at cost					192,310	153,305
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	1	—	27.4%	N/A	39,619	—
Total investments in unconsolidated joint venture partnerships, carried at fair value					39,619	—
Total					$231,929	$153,305
(1)	Includes joint venture partnerships that invest in assets and properties in Europe.

As of September 30, 2024, we had unfunded commitments of $175.2 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

The following table summarizes income (loss) in unconsolidated joint venture partnerships for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income (loss) from unconsolidated joint venture partnerships, carried at cost:
Equity in income (loss) from unconsolidated joint venture partnerships	$2,261	$(1,078)	$6,307	$(3,727)
Total income (loss) from unconsolidated joint venture partnerships, carried at cost	2,261	(1,078)	6,307	(3,727)
Income (loss) from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	294	—	4,664	—
Foreign currency gain on investment	2,359	—	1,896	—
Total income from unconsolidated joint venture partnerships, carried at fair value	2,653	—	6,560	—
Other foreign currency gain (loss):
Foreign currency loss on debt held in foreign currencies	(2,014)	—	(1,882)	—
Foreign currency gain on remeasurement of cash and cash equivalents	40	—	64	—
Total other foreign currency gain (loss)	(1,974)	—	(1,818)	—
Total	$2,940	$(1,078)	$11,049	$(3,727)

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of September 30, 2024 and December 31, 2023:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of September 30, 2024
Senior loans, carried at cost (2)	$183,428	$184,550	8.7%	1.4
Senior loans, carried at fair value	28,242	28,242	8.3	2.5
Mezzanine loans, carried at cost	100,591	100,577	10.9	0.1
Total debt-related investments	$312,261	$313,369	9.5%	1.1
As of December 31, 2023
Senior loans, carried at cost	$141,737	$143,550	9.8%	2.2
Mezzanine loans, carried at cost	106,064	106,768	11.4	0.9
Total debt-related investments	$247,801	$250,318	10.5%	1.6
(1)	The difference between the carrying amount and the outstanding principal amount of our debt-related investments carried at cost consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable. For our debt-related investments carried at fair value, the difference between the carrying amount and the outstanding principal amount is cumulative unrealized gains or losses.
(2)	As of September 30, 2024, we had one senior loan that was in default and on non-accrual status with a carrying value of $46.6 million. During the nine months ended September 30, 2024, we recognized $4.6 million in debt-related income, of which $1.8 million was received in cash and $2.8 million was capitalized to the principal balance. Weighted-average interest rate excludes this senior loan from its calculations as of September 30, 2024.

Current Expected Credit Losses

As of September 30, 2024, our reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio was $0.5 million or 0.1% of our debt-related investment commitment balance of $357.2 million. As of September 30, 2024, the debt-related investment commitment balance was comprised of $313.4 million of funded commitments and $43.8 million of unfunded commitments with associated CECL Reserves of $0.4 million and $0.1 million, respectively. Our $46.6 million loan on non-accrual status is a loan in which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, therefore we have adopted the practical expedient to measure the allowance for credit loss based on the fair value of collateral resulting in now allowance for this loan as of September 30, 2024.

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

The following table summarizes activity related to our CECL Reserve on funded commitments for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of the year	$1,327	$—
Provision for current expected credit losses	(957)	1,794
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$370	$1,794
(1)	The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the condensed consolidated balance sheets.

The following table summarizes activity related to our CECL Reserve on unfunded commitments for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of the year	$670	$—
Provision for current expected credit losses	(517)	1,156
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$153	$1,156
(1)	The CECL Reserve related to unfunded commitments is included in other liabilities on the condensed consolidated balance sheets.

During the nine months ended September 30, 2024, we received $6.2 million of partial principal repayments on one mezzanine loan debt-related investment. During the nine months ended September 30, 2023, we received full repayment of $64.9 million outstanding principal on a senior loan debt-related investment.

Available-for-Sale Debt Securities

As of September 30, 2024 we had one preferred equity investment, one commercial real estate collateralized loan obligations (“CRE CLO” or multiple “CRE CLOs”) and one commercial mortgage-backed security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2023, we had one preferred equity investment and one CRE CLO designated as available-for-sale debt securities. As of September 30, 2024 and December 31, 2023, the weighted-average remaining term of our CRE CLOs and CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 2.7 years and 3.1 years, respectively, and the remaining term of our preferred equity investment was 2.3 years and 3.1 years, respectively. We had no unfunded commitments related to our preferred equity investment as of September 30, 2024 or December 31, 2023. There were no credit losses associated with our available-for-sale debt securities as of September 30, 2024 or December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of September 30, 2024 and December 31, 2023:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of September 30, 2024
CRE CLOs & CMBS	$14,908	$14,835	$73	$—	$117	$14,952
Preferred equity	119,713	119,063	—	650	—	119,063
Total debt securities	$134,621	$133,898	$73	$650	$117	$134,015
As of December 31, 2023
CRE CLOs	$14,910	$14,825	$85	$—	$158	$14,983
Preferred equity	108,250	107,392	—	858	—	107,392
Total debt securities	$123,160	$122,217	$85	$858	$158	$122,375
(1)	Includes unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2024	2023	Current Maturity Date	2024	2023
Line of credit (1)	5.89%	5.35%	November 2025	$507,140	$367,000
Term loan (2)	3.36	3.31	November 2026	400,000	400,000
Term loan (3)	4.10	4.26	January 2027	400,000	400,000
Fixed-rate mortgage notes	4.52	4.46	January 2027 - May 2031	655,370	596,191
Floating-rate mortgage notes (4)	5.25	5.25	October 2024 - October 2026	207,600	207,600
Total principal amount / weighted-average (5)	4.62%	4.43%		$2,170,110	$1,970,791
Less: unamortized debt issuance costs				$(14,688)	$(17,038)
Add: unamortized mark-to-market adjustment on assumed debt				6,587	7,367
Total debt, net				$2,162,009	$1,961,120
Gross book value of properties encumbered by debt				$1,516,008	$1,391,173
(1)	The effective interest rate for our borrowings in U.S. dollars, which was $471.0 million as of September 30, 2024, is calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $36.1 million as of September 30, 2024 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of September 30, 2024, the unused and available portions under the line of credit were approximately $392.9 million and $386.9 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements relating to $75.0 million in borrowings under this line of credit. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $200.0 million in borrowings under this term loan and interest rate cap agreements relating to $200.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $275.0 million in borrowings under this term loan and interest rate cap agreements relating to $125.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on Adjusted Term SOFR plus a margin ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our two floating-rate mortgage notes at 5.61 and 4.66%, respectively, as of September 30, 2024.
(5)	The weighted-average remaining term of our consolidated borrowings was 2.4 years as of September 30, 2024, excluding the impact of certain extension options.

For the three months ended September 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $30.9 million and $21.2 million, respectively, including $3.7 million and $1.7 million, respectively, related to the amortization of our interest rate cap premiums. For the nine months ended September 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $85.0 million and $61.4 million, respectively, including $10.8 million and $3.2 million, respectively, related to the amortization of our interest rate cap premiums. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of September 30, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2024	$—	$—	$127,575	$127,575
2025	507,140	—	2,646	509,786
2026	—	400,000	85,396	485,396
2027	—	400,000	177,034	577,034
2028	—	—	90,477	90,477
Thereafter	—	—	379,842	379,842
Total principal payments	$507,140	$800,000	$862,970	$2,170,110
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
(2)	A $127.0 million mortgage note matures in October 2024 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. In October 2024, we exercised our extension option on this mortgage note and extended the maturity date to October 2025. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2024.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $2.9 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of		Fair Value
($ in thousands)	Contracts	Notional Amount (1)	Other Assets	Other Liabilities
As of September 30, 2024
Interest rate swaps designated as cash flow hedges	10	$475,000	$3,731	$—
Interest rate caps designated as cash flow hedges	8	607,600	10,338
Total derivative instruments	18	$1,082,600	$14,069	$—
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$10,510	$—
Interest rate caps designated as cash flow hedges	8	507,600	21,746	—
Total derivative instruments	20	$1,157,600	$32,256	$—

(1)	As of September 30, 2024, notional amount excludes an aggregate $100.0 million of notional amount for two interest rate swap agreements entered into in September 2024 with effective dates in February 2025. These interest rate swap agreements will replace separate interest rate swap agreements with an aggregate $100.0 million of notional amount that expire in February 2025. As of December 31, 2023, notional amount excludes an aggregate $100.0 million of notional amount for three interest rate cap agreements entered into in November 2023 with effective dates in February 2024. These interest rate cap agreements replaced separate interest rate swap agreements with an aggregate $100.0 million of notional amount that expired at the end of January 2024.

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(6,500)	$5,346	$6,330	$15,492
Amount reclassified from AOCI as a decrease into interest expense	(4,300)	(5,252)	(13,765)	(12,346)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	47,419	33,967	137,538	109,394
Derivative instruments not designated as cash flow hedges:
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$—	$(1,497)	$—	$(3,822)
Realized gain on derivative instruments recognized in other income (expenses) (2)	—	1,421	—	3,835
(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

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

The following table summarizes our DST Program Loans as of September 30, 2024 and December 31, 2023:

					Weighted-Average	Weighted-Average
($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of September 30, 2024
DST Program Loans, carried at cost	$71,078	$	N/A	$71,078	5.7%	8.5
DST Program Loans, carried at fair value	54,325		(164)	54,161	7.1%	9.8
Total	$125,403		$(164)	$125,239	6.3%	9.0
As of December 31, 2023
DST Program Loans, carried at cost	$109,266	$	N/A	$109,266	5.1%	8.4
DST Program Loans, carried at fair value	7,753		—	7,753	6.4%	10.0
Total	$117,019		$—	$117,019	5.2%	8.5
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of September 30, 2024 and December 31, 2023:

	DST Interests	Unamortized	Total	Unrealized		Book
(in thousands)	Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Value
As of September 30, 2024
Financing obligations, carried at cost	$759,657	$(470)	$—	$	N/A	$759,187
Financing obligations, carried at fair value	654,117	N/A	N/A		(9,900)	644,217
Total	$1,413,774	$(470)	$—		$(9,900)	$1,403,404
As of December 31, 2023
Financing obligations, carried at cost	$1,238,639	$(863)	$11,269	$	N/A	$1,249,045
Financing obligations, carried at fair value	102,977	N/A	N/A		(932)	102,045
Total	$1,341,616	$(863)	$11,269		$(932)	$1,351,090
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
DST Interests sold	$246,860	$158,399	$568,184	$351,906
DST Interests financed by DST Program Loans	27,095	12,881	46,572	40,196
Income earned from DST Program Loans (1)	1,665	1,386	4,880	3,652
Unrealized gain (loss) on DST Program Loans	195	—	(164)	—
Unrealized gain on financing obligations	4,227	—	8,968	—
Gain on extinguishment of financing obligations (2)	20,700	—	21,800	—
(Decrease) increase in financing obligation liability appreciation (3)	—	(3,023)	(69)	1,761
Rent obligation incurred under master lease agreements (3)	14,702	14,851	46,843	42,785
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in gain (loss) on extinguishment of debt and financing obligations, net on the condensed consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.
(3)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units (“OP Units”) in the Operating Partnership in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the nine months ended September 30, 2024 and 2023, 55.4 million OP Units and 9.8 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $427.6 million and $84.7 million, respectively, in accordance with our UPREIT structure. In addition, we paid $3.9 million in cash in exchange for DST Interests during the nine months ended September 30, 2024. There was no cash paid in exchange for DST Interests during the nine months ended September 30, 2023.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2024
Assets:
Derivative instruments	$—	$14,069	$—	$14,069
Investments in unconsolidated joint venture partnerships	—	—	39,619	39,619
Debt-related investments	—	—	28,242	28,242
Available-for-sale debt securities	—	14,952	119,063	134,015
DST Program Loans	—	—	54,161	54,161
Total assets measured at fair value	$—	$29,021	$241,085	$270,106
Liabilities:
Financing obligations	$—	$—	$644,217	$644,217
Total liabilities measured at fair value	$—	$—	$644,217	$644,217
As of December 31, 2023
Assets:
Derivative instruments	$—	$32,256	$—	$32,256
Available-for-sale debt securities	—	14,983	107,392	122,375
DST Program Loans	—	—	7,753	7,753
Total assets measured at fair value	$—	$47,239	$115,145	$162,384
Liabilities:
Financing obligations	$—	$—	$102,045	$102,045
Total liabilities measured at fair value	$—	$—	$102,045	$102,045

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

Debt-Related Investments. Our debt-related investments are unlikely to have readily available market quotations. In such cases, we will generally determine the initial value based on the acquisition price of such investments, if we acquire the investment, or the par value of such investment, if we originate the investment. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. These inputs are generally considered Level 3.

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Investments in
	Unconsolidated Joint	Debt-Related	Available-For-Sale	DST Program
(in thousands)	Venture Partnerships	Investments	Debt Securities	Loans	Total
Balance as of December 31, 2023	$—	$—	$107,392	$7,753	$115,145
Purchases and contributions	33,187	27,974	—	46,572	107,733
Paid-in-kind interest	—	268	11,462	—	11,730
Distributions received	(128)	—	—	—	(128)
Gain (loss) on financial assets	4,664	—	—	(164)	4,500
Foreign currency loss on investment	1,896	—	—	—	1,896
Amortization of loan origination fees (1)	—	—	209	—	209
Balance as of September 30, 2024	$39,619	$28,242	$119,063	$54,161	$241,085
(1)	Included in debt-related income on the condensed consolidated statements of operations.

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

Financing
(in thousands)	Obligations
Balance as of December 31, 2023	$102,045
DST Interests sold, net of upfront fees	551,140
Unrealized gain on financing obligations	(8,968)
Balance as of September 30, 2024	$644,217

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2024:

		Valuation	Unobservable	Impact to Valuation from
(in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$39,619	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	28,242	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	119,063	Yield Method	Market Yield	Decrease
DST Program Loans	54,161	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$644,217	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
(1)	As of September 30, 2024, the market yield used in determining the fair value of our available-for sale debt security was 13.3%.

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

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of September 30, 2024		As of December 31, 2023
	Level in Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Value Hierarchy	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments (2)	3	$285,127	$284,951	$250,318	$250,215
DST Program Loans (2)	3	71,078	70,550	109,266	107,297
Liabilities:
Line of credit	3	$507,140	$507,140	$367,000	$367,000
Term loans	3	800,000	800,000	800,000	800,000
Mortgage notes	3	862,970	846,810	803,791	778,235
(1)	The carrying value reflects the principal amount outstanding.
(2)	Only includes instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

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

8. EQUITY

Securities Offerings

We may conduct securities offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On May 3, 2022, the SEC declared our registration statement on Form S-11 with respect to our fourth public offering of up to $10.0 billion of shares of its common stock effective, and the fourth public offering commenced the same day. We ceased selling shares of our common stock under our third public offering of up to $3.0 billion of shares immediately upon the effectiveness of the registration statement for the fourth public offering. Under the fourth public offering, we offered up to $8.5 billion of shares of our common stock in the primary offering and are offering up to $1.5 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T-R shares, Class S-R shares, Class D-R shares and Class I-R shares. On May 16, 2024, we announced our decision to close the fourth primary public offering effective July 2, 2024. We accepted subscriptions for primary shares in the public offering through the July 1, 2024 purchase date. On August 22, 2024, we amended our registration statement on Form S-11 with respect to our fourth public offering to make it a distribution reinvestment plan only registration statement on Form S-3 pursuant to Rule 415(a)(1)(ii) under the Securities Act of 1933, as amended (the “Securities Act”) and we expect to continue making monthly distributions and the distribution reinvestment plan (“DRIP”) offering, which investors can continue to elect to participate in. On August 2, 2024, we initiated a private offering exempt from registration under the Securities Act (the “Private Offering”), which offers Class S-PR shares, Class D-PR shares and Class I-PR shares.

Pursuant to our securities offerings, we have offered shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our DRIP are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the nine months ended September 30, 2024, we raised gross proceeds of approximately $46.4 million from the sale of approximately 5.9 million shares of our common stock in our securities offerings, including proceeds from our DRIP of approximately $24.3 million.

Common Stock

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	100,000	27,773	500,000	28,432
Class S-R, $0.01 par value per share	100,000	44,959	500,000	48,145
Class D-R, $0.01 par value per share	100,000	6,337	500,000	6,930
Class I-R, $0.01 par value per share	600,000	59,718	500,000	65,511
Class E, $0.01 par value per share	100,000	44,331	500,000	48,210
Class S-PR, $0.01 par value per share	400,000	240	—	—
Class D-PR, $0.01 par value per share	400,000	—	—	—
Class I-PR, $0.01 par value per share	700,000	20	—	—

The following table describes the changes in each class of common shares during the periods presented below:

	Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023 (1)	28,741	49,750	7,227	68,105	51,047	—	—	—	204,870
Issuance of common stock:
Primary shares	416	457	58	448	—	—	—	—	1,379
Distribution reinvestment plan	150	250	38	361	188	—	—	—	987
Share-based compensation	—	—	—	35	—	—	—	—	35
Redemptions of common stock	(430)	(1,350)	(294)	(2,507)	(1,679)	—	—	—	(6,260)
Conversions	(44)	27	(15)	40	(8)	—	—	—	—
Balance as of September 30, 2023 (1)	28,833	49,134	7,014	66,482	49,548	—	—	—	201,011
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of June 30, 2024 (1)	28,193	46,519	6,491	62,111	45,472	—	—	—	188,786
Issuance of common stock:
Primary shares	114	83	20	296	—	240	—	20	773
Distribution reinvestment plan	169	282	40	379	182	—	—	—	1,052
Share-based compensation	—	—	—	38	—	—	—	—	38
Redemptions of common stock	(445)	(1,854)	(214)	(3,435)	(1,323)	—	—	—	(7,271)
Conversions	(258)	(71)	—	329	—	—	—	—	—
Balance as of September 30, 2024 (2)	27,773	44,959	6,337	59,718	44,331	240	—	20	183,378
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022 (1)	26,884	49,237	7,871	69,142	52,974	—	—	—	206,108
Issuance of common stock:
Primary shares	2,923	2,426	134	3,552	—	—	—	—	9,035
Distribution reinvestment plan	423	709	115	1,031	541	—	—	—	2,819
Share-based compensation	—	—	—	35	—	—	—	—	35
Redemptions of common stock	(1,234)	(3,289)	(723)	(7,781)	(3,959)	—	—	—	(16,986)
Conversions	(163)	51	(383)	503	(8)	—	—	—	—
Balance as of September 30, 2023 (1)	28,833	49,134	7,014	66,482	49,548	—	—	—	201,011
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of December 31, 2023 (1)	28,432	48,145	6,930	65,511	48,210	—	—	—	197,228
Issuance of common stock:
Primary shares	610	578	70	1,278	—	240	—	20	2,796
Distribution reinvestment plan	494	830	122	1,128	553	—	—	—	3,127
Share-based compensation	—	—	—	38	—	—	—	—	38
Redemptions of common stock	(1,417)	(4,366)	(770)	(8,826)	(4,432)	—	—	—	(19,811)
Conversions	(346)	(228)	(15)	589	—	—	—	—	—
Balance as of September 30, 2024 (2)	27,773	44,959	6,337	59,718	44,331	240	—	20	183,378
(1)	There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.
(2)	There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2024
March 31	$0.10000	$10,013	$8,577	$8,238	$1,317	$28,145
June 30	0.10000	9,787	9,865	8,046	1,254	28,952
September 30	0.10000	9,449	13,214	7,888	1,204	31,755
Total	$0.30000	$29,249	$31,656	$24,172	$3,775	$88,852
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
September 30	0.10000	10,335	6,451	8,431	1,430	26,647
December 31	0.10000	10,127	7,739	8,317	1,387	27,570
Total	$0.38750	$40,270	$24,971	$32,731	$5,741	$103,713
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T-R share, per Class S-R share, per Class D-R share, per Class I-R share, per Class E share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T-R shares, Class S-R shares and Class D-R shares, Class S-PR shares and Class D-PR shares. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2024	2023
Number of shares redeemed or repurchased	19,811	16,986
Aggregate dollar amount of shares redeemed or repurchased	$153,228	$145,934
Average redemption or repurchase price per share	$7.74	$8.59

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”) as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain advisory agreement by and among the Company, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of September 30, 2024 and December 31, 2023, we had redeemable OP Units outstanding of 1.2 million and 1.4 million, respectively.

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of the year	$11,746	$18,130
Distributions to redeemable noncontrolling interests	(420)	(588)
Redemptions of redeemable noncontrolling interests	(1,500)	—
Net loss attributable to redeemable noncontrolling interests	(235)	(390)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	(28)	25
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	(274)	(298)
Ending balance	$9,289	$16,879
(1)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	78,737	55,079
Issuance of units	55,355	9,845
Redemption of units	(3,629)	(3,175)
Balance at end of period	130,463	61,749

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the nine months ended September 30, 2024 and 2023, the aggregate amount of OP Units redeemed was $28.1 million and $27.3 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors as of September 30, 2024 and December 31, 2023 was $974.1 million and $641.1 million, respectively.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Selling commissions and dealer manager fees (1)	$36	$161	$218	$1,121	$—	$—
Ongoing distribution fees (1)(2)	2,453	2,232	7,028	6,576	796	804
Advisory fees—fixed component	10,151	9,661	30,089	28,822	3,474	3,281
Other fees and expense reimbursements—Advisor (3)(4)	3,501	3,258	10,242	10,113	4,354	3,909
Other expense reimbursements—Dealer Manager	59	87	157	247	683	84
Property accounting fee (5)	565	478	1,520	1,448	212	170
DST Program selling commissions, dealer manager and distribution fees (1)	3,581	2,827	9,296	7,570	437	308
Other DST Program related costs—Advisor (4)	3,363	2,529	8,614	6,087	176	171
Total	$23,709	$21,233	$67,164	$61,984	$10,132	$8,727
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $67.1 million and $66.7 million as of September 30, 2024 and December 31, 2023, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 5, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended September 30, 2024 and 2023 were approximately $3.2 million and $3.0 million, respectively. Amounts incurred related to these compensation expenses for the nine months ended September 30, 2024 and 2023 were both approximately $9.3 million. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I-R OP Units or cash, at the election of the Advisor. The performance hurdle was not achieved as of either September 30, 2024 or 2023, therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders—basic	$(2,273)	$(14,410)	$(31,615)	$(39,164)
Net loss attributable to redeemable noncontrolling interests	(16)	(146)	(235)	(390)
Net loss attributable to noncontrolling interests	(1,618)	(4,477)	(15,413)	(11,304)
Net loss attributable to common stockholders—diluted	$(3,907)	$(19,033)	$(47,263)	$(50,858)
Weighted-average shares outstanding—basic	185,449	201,968	190,642	204,968
Incremental weighted-average shares effect of conversion of noncontrolling interests	132,142	64,519	105,641	59,853
Weighted-average shares outstanding—diluted	317,591	266,487	296,283	264,821
Net loss per share attributable to common stockholders:
Basic	$(0.01)	$(0.07)	$(0.17)	$(0.19)
Diluted	$(0.01)	$(0.07)	$(0.17)	$(0.19)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$24,307	$24,260
Increase (decrease) in accrued future ongoing distribution fees	431	(306)
Increase in DST Program Loans receivable through DST Program capital raising	46,572	40,196
Issuances of OP Units for DST Interests	427,595	84,725

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Beginning of period:
Cash and cash equivalents	$15,052	$13,336
Restricted cash	4,614	3,850
Cash, cash equivalents and restricted cash	$19,666	$17,186
End of period:
Cash and cash equivalents	$21,020	$14,503
Restricted cash	7,176	4,149
Cash, cash equivalents and restricted cash	$28,196	$18,652

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2024.

Unfunded Commitments

As of September 30, 2024, we had unfunded commitments of $219.0 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

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

The following table reflects our total consolidated assets by segment as of September 30, 2024 and December 31, 2023:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Assets:
Residential properties	$1,779,586	$1,658,945
Industrial properties	1,418,198	1,353,331
Retail properties	500,517	509,307
Office properties	367,081	373,467
Other properties (1)	152,091	55,130
Investments in real estate debt and securities	446,276	370,176
Corporate	397,633	319,050
Total assets	$5,061,382	$4,639,406
(1)	Includes self-storage properties.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net loss attributable to common stockholders	$(2,273)	$(14,410)	$(31,615)	$(39,164)
Real estate-related depreciation and amortization	39,287	32,146	110,991	99,201
General and administrative expenses	2,813	2,974	9,356	8,991
Advisory fees	10,151	9,661	30,089	28,822
Acquisition costs and reimbursements	2,072	2,032	5,560	5,050
Valuation allowance on debt-related investment	—	—	—	3,780
(Income) loss from unconsolidated joint venture partnerships	(2,940)	1,078	(11,049)	3,727
Interest expense	47,419	33,967	137,538	109,394
Gain on sale of real estate property	(1,048)	—	(1,048)	(36,884)
Unrealized (gain) loss on DST Program Loans	(195)	—	164	—
Unrealized gain on financing obligations	(4,227)	—	(8,968)	—
(Gain) loss on extinguishment of debt and financing obligations, net	(20,700)	—	(21,800)	700
Loss (gain) on derivative instruments	—	76	—	(13)
Provision for current expected credit losses	(872)	(1,048)	(1,474)	2,950
Other income and expenses	(2,065)	(1,298)	(4,675)	(3,330)
Income tax expense	4,726	—	8,664	—
Net loss attributable to redeemable noncontrolling interests	(16)	(146)	(235)	(390)
Net loss attributable to noncontrolling interests	(1,618)	(4,477)	(15,413)	(11,304)
Net operating income	$70,514	$60,555	$206,085	$171,530

The following table sets forth consolidated financial results by segment for the three and nine months ended September 30, 2024 and 2023:

					Other	Debt and
(in thousands)	Residential	Industrial	Retail	Office	Properties	Securities	Consolidated
For the Three Months Ended September 30, 2024
Rental revenues	$35,088	$28,822	$15,365	$13,102	$2,321	$—	$94,698
Debt-related income	—	—	—	—	—	12,588	12,588
Rental expenses	(18,100)	(7,269)	(4,234)	(6,304)	(865)	—	(36,772)
Net operating income	$16,988	$21,553	$11,131	$6,798	$1,456	$12,588	$70,514
Real estate-related depreciation and amortization	$12,888	$16,482	$3,850	$4,484	$1,583	$—	$39,287
For the Three Months Ended September 30, 2023
Rental revenues	$30,437	$23,859	$15,131	$12,942	$—	$—	$82,369
Debt-related income	—	—	—	—	—	8,837	8,837
Rental expenses	(14,546)	(5,462)	(4,089)	(6,554)	—	—	(30,651)
Net operating income	$15,891	$18,397	$11,042	$6,388	$—	$8,837	$60,555
Real estate-related depreciation and amortization	$10,256	$13,820	$4,016	$4,054	$—	$—	$32,146
For the Nine Months Ended September 30, 2024
Rental revenues	$102,590	$83,289	$45,907	$37,463	$4,167	$—	$273,416
Debt-related income	—	—	—	—	—	36,136	36,136
Rental expenses	(51,374)	(20,689)	(11,802)	(17,964)	(1,638)	—	(103,467)
Net operating income	$51,216	$62,600	$34,105	$19,499	$2,529	$36,136	$206,085
Real estate-related depreciation and amortization	$37,493	$46,549	$11,728	$12,592	$2,629	$—	$110,991
For the Nine Months Ended September 30, 2023
Rental revenues	$88,108	$66,196	$43,937	$39,292	$—	$—	$237,533
Debt-related income	—	—	—	—	—	21,787	21,787
Rental expenses	(41,806)	(14,910)	(11,448)	(19,626)	—	—	(87,790)
Net operating income	$46,302	$51,286	$32,489	$19,666	$—	$21,787	$171,530
Real estate-related depreciation and amortization	$29,695	$45,192	$12,094	$12,220	$—	$—	$99,201

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

16. SUBSEQUENT EVENTS

Secured Loan Agreement

On October 1, 2024, we entered into a secured loan agreement for an aggregate principal amount of $475.0 million. The secured loan agreement bears a floating interest rate based on the sum of (i) the Secured Overnight Financing Rate for a one-month period (“Term SOFR”) and (ii) a spread at a blended rate of 2.224940%, requires interest-only monthly payments for the term of the loan and has a contractual maturity of October 9, 2026 which may be extended for three successive terms of one year each upon satisfaction of certain terms and conditions in each case as detailed in the loan agreement. In connection with the closing, we also entered into an interest rate cap agreement with a Term SOFR strike rate equal to 4.418%.

Dispositions

Subsequent to September 30, 2024, we sold one parcel of land and one industrial property for an aggregate contractual sale price of $26.3 million. Our accounting basis (net of accumulated depreciation and amortization) for these properties as of the closing dates was approximately $13.7 million.

Issuance of OP Units

On November 1, 2024, 28.2 million OP Units were issued in exchange for DST Interests for a net investment of $211.5 million in accordance with our UPREIT structure. The net carrying value of the related financing obligation liability and DST Program Loans was $230.8 million as of the date the OP Units were issued.

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2024, our consolidated real property portfolio consisted of 108 properties, totaling approximately 21.1 million square feet located in 33 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, one residential property, seven industrial properties, 160 net lease properties, 11 data center investments and four debt-related investments as of September 30, 2024. Unless otherwise noted, these unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the nine months ended September 30, 2024, we raised gross proceeds of approximately $46.4 million from the sale of approximately 5.9 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan of approximately $24.3 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our securities offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, the DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the nine months ended September 30, 2024, we sold $568.2 million of gross interests related to the DST Program, $46.6 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

We currently group our real property portfolio into five categories: residential, industrial, retail, office and other. The following table summarizes our real property portfolio by category as of September 30, 2024:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Residential properties	9	19	5,119	24.2%	$29.18	91.4%	$1,936,450	38.3%
Industrial properties	29	56	11,668	55.2	7.31	96.6	1,820,750	36.0
Retail properties	8	18	2,294	10.8	20.06	96.7	685,650	13.5
Office properties	6	7	1,393	6.6	37.95	79.3	462,500	9.1
Other properties	4	8	668	3.2	19.49	84.9	158,550	3.1
Total real property portfolio	33	108	21,142	100.0%	$15.94	93.8%	$5,063,900	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of September 30, 2024.

As of September 30, 2024, we had seven floating-rate debt-related investments with a weighted-average interest rate of 9.5% and a weighted-average remaining life of 1.1 years. As of September 30, 2024, the aggregate outstanding principal was $313.4 million, the aggregate carrying amount was $312.3 million and total aggregate commitments were up to $357.2 million.

As of September 30, 2024, we had three available-for-sale debt securities, which were comprised of one CRE CLO, one CMBS and one preferred equity investment. As of September 30, 2024, the aggregate fair value of these investments was $134.0 million.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals and valuations for certain of our debt-related assets, reviewing annual third-party real property appraisals, reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. See Exhibit 4.5 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $5.06 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.86 billion, representing a difference of approximately $207.0 million, or 4.3%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2024 and December 31, 2023:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Investments in residential properties	$1,936,450	$1,824,950
Investments in industrial properties	1,820,750	1,690,300
Investments in retail properties	685,650	683,800
Investments in office properties	462,500	560,650
Investments in other properties (1)	158,550	54,950
Total investment in real estate properties	5,063,900	4,814,650
Investments in real estate debt and securities	447,858	373,448
Investments in unconsolidated joint venture partnerships	272,168	178,058
DST Program Loans	124,711	115,050
Total investments	5,908,637	5,481,206
Cash and cash equivalents	21,020	15,052
Restricted cash	7,176	4,614
Other assets	64,232	72,827
Line of credit, term loans and mortgage notes	(2,176,697)	(1,978,158)
Financing obligations associated with our DST Program	(1,334,129)	(1,277,307)
Other liabilities	(117,860)	(82,465)
Accrued performance participation allocation	—	—
Accrued advisory fees	(3,474)	(3,281)
Noncontrolling interests in consolidated joint venture partnerships	(7,126)	(7,175)
Aggregate Fund NAV	$2,361,779	$2,225,313
Total Fund Interests outstanding	315,086	277,408
(1)	Includes self-storage properties.

The following table sets forth the NAV per Fund Interest as of September 30, 2024:

(in thousands, except per Fund Interest data)	Total	Class T-R Shares	Class S-R Shares	Class D-R Shares	Class I-R Shares	Class E Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	OP Units
Monthly NAV	$2,361,779	$208,179	$336,999	$47,501	$447,631	$332,287	$1,797	$—	$147	$987,238
Fund Interests outstanding	315,086	27,773	44,959	6,337	59,718	44,331	240	—	20	131,708
NAV Per Fund Interest	$7.4957	$7.4957	$7.4957	$7.4957	$7.4957	$7.4957	$7.4957	$—	$7.4957	$7.4957

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of September 30, 2024, we estimated approximately $67.1 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of September 30, 2024, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

						Weighted-
	Residential	Industrial	Retail	Office	Other	Average Basis
Exit capitalization rate	5.3%	5.8%	6.5%	7.2%	5.7%	5.8%
Discount rate / internal rate of return	7.0%	7.4%	7.3%	8.6%	7.7%	7.4%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0	10.0

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

	Hypothetical						Weighted-
Input	Change	Residential	Industrial	Retail	Office	Other	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.1%	3.0%	2.3%	2.5%	2.8%	2.9%
	0.25% increase	(2.8)%	(2.8)%	(2.2)%	(2.4)%	(2.5)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.0%	1.9%	2.0%	1.9%	2.0%
	0.25% increase	(1.9)%	(2.0)%	(1.8)%	(2.0)%	(1.9)%	(1.9)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above-or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of September 30, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2024 was $24.5 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $24.5 million, or $0.07 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2024:

(in thousands)	As of September 30, 2024
Total stockholders' equity	$734,159
Noncontrolling interests	523,772
Total equity under GAAP	1,257,931

Adjustments:
Accrued distribution fee (1)	67,087
Redeemable noncontrolling interests (2)	9,289
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	277,286
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	40,239
Accumulated depreciation and amortization (5)	745,346
Other adjustments (6)	(35,399)
Aggregate Fund NAV	$2,361,779
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, certain of our DST Program Loans, and certain of our investments in real estate debt and securities, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity are valued at par (i.e., at their respective outstanding balances).
(4)	Certain of our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with those investments in unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $8.02 per share as of December 31, 2023 to $7.50 per share as of September 30, 2024. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial properties.

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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
(as of September 30, 2024) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.23)%	(6.73)%	(8.11)%	1.19%	3.69%	4.27%	5.33%
Adjusted Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.62)%	(7.66)%	(10.57)%	1.54%	3.74%	4.30%	5.35%
Difference	1.39%	0.93%	2.46%	(0.35)%	(0.05)%	(0.03)%	(0.02)%

Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.19%	(3.47)%	(4.89)%	2.36%	4.41%	4.58%	5.44%
Adjusted Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.25)%	(4.43)%	(7.44)%	2.71%	4.46%	4.60%	5.46%
Difference	1.44%	0.96%	2.55%	(0.35)%	(0.05)%	(0.02)%	(0.02)%

Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(2.23)%	(6.73)%	(8.11)%	1.19%	3.69%	4.27%	5.33%
Adjusted Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.62)%	(7.66)%	(10.57)%	1.54%	3.74%	4.30%	5.35%
Difference	1.39%	0.93%	2.46%	(0.35)%	(0.05)%	(0.03)%	(0.02)%

Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.19%	(3.47)%	(4.89)%	2.36%	4.41%	4.58%	5.44%
Adjusted Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.25)%	(4.43)%	(7.44)%	2.71%	4.46%	4.60%	5.46%
Difference	1.44%	0.96%	2.55%	(0.35)%	(0.05)%	(0.02)%	(0.02)%

Class D-R Share Total Return (3)	1.34%	(3.03)%	(4.32)%	2.97%	5.04%	5.18%	5.64%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.10)%	(4.00)%	(6.89)%	3.32%	5.08%	5.20%	5.66%
Difference	1.44%	0.97%	2.57%	(0.35)%	(0.04)%	(0.02)%	(0.02)%

Class I-R Share Total Return (3)	1.40%	(2.85)%	(4.09)%	3.23%	5.30%	5.51%	6.01%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.04)%	(3.82)%	(6.66)%	3.58%	5.35%	5.54%	6.03%
Difference	1.44%	0.97%	2.57%	(0.35)%	(0.05)%	(0.03)%	(0.02)%

Class E Share Return Total Return (3)	1.40%	(2.85)%	(4.09)%	3.23%	5.30%	5.54%	6.05%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.04)%	(3.82)%	(6.66)%	3.58%	5.35%	5.57%	6.07%
Difference	1.44%	0.97%	2.57%	(0.35)%	(0.05)%	(0.03)%	(0.02)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
(as of September 30, 2024) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (3)	n/a	n/a	n/a	n/a	n/a	n/a	(2.75)%
Adjusted Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a	(3.05)%
Difference	n/a	n/a	n/a	n/a	n/a	n/a	0.30%

Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (3)	n/a	n/a	n/a	n/a	n/a	n/a	0.77%
Adjusted Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a	0.47%
Difference	n/a	n/a	n/a	n/a	n/a	n/a	0.30%

Class D-PR Share Total Return (with upfront selling commissions) (3)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Adjusted Class D-PR Share Total Return (with upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Difference	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Class D-PR Share Total Return (without upfront selling commissions) (3)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Adjusted Class D-PR Share Total Return (without upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Difference	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Class I-PR Share Total Return (3)	n/a	n/a	n/a	n/a	n/a	n/a	0.84%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a	0.54%
Difference	n/a	n/a	n/a	n/a	n/a	n/a	0.30%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)	NAV inception date for Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares (formerly known as Class T shares, Class S shares, Class D shares and Class I shares, respectively) and Class E shares was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, which is when we first sold shares of such share classes of our common stock. Since inception Total Return for Class I-PR shares and Class S-PR shares as presented are cumulative, as the period since each class’s inception date is less than one year. As of September 30, 2024, no Class D-PR shares have been issued.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

The U.S. macroeconomic environment continues to be steady, underpinned by GDP growth of 3% in the second quarter of 2024, while exhibiting moderating inflation, cooling growth in the labor market and year-over-year increases in the unemployment rate. With easing inflationary pressures, the Federal Reserve has shifted its monetary policies in support of its goal to maximize employment and lowered the federal funds rate by 50 basis points in September 2024 and by an additional 25 basis points in November 2024. The publicly traded equity and credit markets delivered positive returns for most asset classes in the third quarter of 2024, as expectation of lower future market rates and overall stability in the economy supported healthy investor demand and generally reduced risk premiums in the quarter, especially for liquid commercial real estate transactions.

While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Additionally, rising operating costs, such as property insurance, have further pressured cash flow performance across many real estate property types. Although the Federal Reserve has signaled further decreases in interest rates in 2024 and 2025, there is no certainty that there will be a decrease in interest rates or the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation accelerates. Office properties in particular continue to experience challenges driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy and default rates.

Offsetting some of these challenges is the significant decline in new commercial real estate development that unfolded throughout 2023 and has continued into 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates are continuing to show signs of stabilization and we believe certain of these market trends will be offset by continued strong operating fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During the nine months ended September 30, 2024, we completed the following activities:

●	We acquired one residential, two industrial and six self-storage properties for an aggregate contractual purchase price of approximately $326.9 million. We invested an aggregate of $132.3 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
●	We sold one partial retail property for net proceeds of $4.0 million and recorded a net gain on sale of $1.0 million related to the sale of this property.
●	We leased approximately 2.1 million square feet of our commercial properties, which included 0.2 million square feet of new leases and 1.9 million square feet of renewals. During the nine months of 2024, rent growth on comparable commercial leases executed during the nine months averaged 37.4% when calculated using cash basis rental rates and 49.5% when calculated using GAAP basis rental rates. For our residential properties, rent growth on new and renewal leases executed during the nine months averaged 0.7%. As of September 30, 2024, rents across our residential properties and industrial properties, our two largest property segments, are estimated to be 4.0% and 22.1% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We increased our leverage ratio from 36.4% as of December 31, 2023, to 37.2% as of September 30, 2024. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $614.6 million from the sale of our common stock and DST Interests. This includes $46.4 million from the sale of 5.9 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan of $24.3 million and $568.2 million of gross capital through private placement offerings by selling DST Interests, $46.6 million of which were financed by DST Program Loans.
●	We entered into a $60.8 million mortgage loan, secured by one of our residential properties, at a fixed interest rate of 5.06%.
●	We redeemed 19.8 million shares of common stock at a weighted-average purchase price of $7.74 per share for an aggregate amount of $153.2 million.

Results for the Three and Nine Months Ended September 30, 2024 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, and for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
($ in thousands, except per share data)	September 30, 2024	June 30, 2024	$	%	2024	2023	$	%
Revenues:
Rental revenues	$94,698	$90,587	$4,111	4.5%	$273,416	$237,533	$35,883	15.1%
Debt-related income	12,588	12,237	351	2.9	36,136	21,787	14,349	65.9
Total revenues	107,286	102,824	4,462	4.3	309,552	259,320	50,232	19.4
Operating expenses:
Rental expenses	36,772	34,195	2,577	7.5	103,467	87,790	15,677	17.9
Real estate-related depreciation and amortization	39,287	36,234	3,053	8.4	110,991	99,201	11,790	11.9
General and administrative expenses	2,813	3,206	(393)	(12.3)	9,356	8,991	365	4.1
Advisory fees	10,151	9,966	185	1.9	30,089	28,822	1,267	4.4
Acquisition costs and reimbursements	2,072	1,445	627	43.4	5,560	5,050	510	10.1
Valuation allowance on debt-related investment	—	—	—	—	—	3,780	(3,780)	(100.0)
Total operating expenses	91,095	85,046	6,049	7.1	259,463	233,634	25,829	11.1
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	2,940	5,827	(2,887)	(49.5)	11,049	(3,727)	14,776	NM
Interest expense	(47,419)	(45,885)	(1,534)	(3.3)	(137,538)	(109,394)	(28,144)	(25.7)
Gain on sale of real estate property	1,048	—	1,048	NM	1,048	36,884	(35,836)	(97.2)
Unrealized gain (loss) on DST Program Loans	195	(359)	554	NM	(164)	—	(164)	NM
Unrealized gain on financing obligations	4,227	1,920	2,307	NM	8,968	—	8,968	NM
Gain (loss) on extinguishment of debt and financing obligations, net	20,700	1,100	19,600	NM	21,800	(700)	22,500	NM
Gain on derivative instruments	—	—	—	—	—	13	(13)	(100.0)
Provision for current expected credit losses	872	469	403	85.9	1,474	(2,950)	4,424	NM
Other income and expenses	2,065	1,321	744	56.3	4,675	3,330	1,345	40.4
Total other income (expenses)	(15,372)	(35,607)	20,235	56.8	(88,688)	(76,544)	(12,144)	(15.9)
Net income (loss) before income tax expense	819	(17,829)	18,648	NM	(38,599)	(50,858)	12,259	24.1
Income tax expense	(4,726)	(3,938)	(788)	(20.0)	(8,664)	—	(8,664)	NM
Net loss	(3,907)	(21,767)	17,860	82.1	(47,263)	(50,858)	3,595	7.1
Net loss attributable to redeemable noncontrolling interests	16	108	(92)	(85.2)	235	390	(155)	(39.7)
Net loss attributable to noncontrolling interests	1,618	7,318	(5,700)	(77.9)	15,413	11,304	4,109	36.3
Net loss attributable to common stockholders	$(2,273)	$(14,341)	$12,068	84.2%	$(31,615)	$(39,164)	$7,549	19.3%
Weighted-average shares outstanding—basic	185,449	190,855	(5,406)	(2.8)%	190,642	204,968	(14,326)	(7.0)%
Weighted-average shares outstanding—diluted	317,591	289,522	28,069	9.7%	296,283	264,821	31,462	11.9%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.01)	$(0.08)	$0.07	87.5%	$(0.17)	$(0.19)	$0.02	10.5%

NM = Not meaningful

Total Revenues. Total revenues for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, in aggregate, increased by $4.5 million, and for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, total revenues increased by $50.2 million, primarily due to the factors described below.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. For the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, in aggregate, total rental revenues increased by $4.1 million, primarily due to the increase in non-same store revenues resulting from net growth in our portfolio. For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, in aggregate, total rental revenues increased by $35.9 million, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio and increased market rents at various industrial properties, partially offset by reduced occupancy at our CityView and Eden Prairie office properties. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
($ in thousands)	September 30, 2024	June 30, 2024	$	%	2024	2023	$	%
Rental income	$91,589	$87,670	$3,919	4.5%	$265,015	$232,069	$32,946	14.2%
Straight-line rent	1,967	1,982	(15)	(0.8)	5,531	2,738	2,793	NM
Amortization of above- and below-market intangibles	1,142	935	207	22.1	2,870	2,726	144	5.3
Total rental revenues	$94,698	$90,587	$4,111	4.5%	$273,416	$237,533	$35,883	15.1%

NM = Not meaningful

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. For the three months ended September 30, 2024, as compared to June 30, 2024, in aggregate, total debt-related income remained constant. For the nine months ended September 30, 2024, as compared to September 30, 2023, in aggregate, total debt-related income increased by $14.3 million primarily due to the growth of our investments in real estate debt and securities.

Total Operating Expenses. For the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, total operating expenses increased by $6.0 million, and for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, total operating expenses increased by $25.8 million, primarily due to the factors described below.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and roof repairs. Substantially all of our commercial properties are subject to leases on a “triple net basis” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. For the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, total rental expenses increased by $2.6 million primarily due to the increase in non-same store expenses resulting from net growth in our portfolio and increased real estate tax and maintenance costs at various residential and retail properties. For the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, total rental expenses increased by $15.7 million primarily due to an increase in non-same store rental expenses resulting from significant net growth in our portfolio and an increase in real estate taxes at various industrial and residential properties. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

The following table presents the various components of our rental expenses:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
($ in thousands)	September 30, 2024	June 30, 2024	$	%	2024	2023	$	%
Real estate taxes	$14,687	$14,288	$399	2.8%	$42,595	$37,272	$5,323	14.3%
Repairs and maintenance	8,151	6,862	1,289	18.8	21,227	18,634	2,593	13.9
Utilities	3,195	2,623	572	21.8	8,819	8,212	607	7.4
Property management fees	2,468	2,227	241	10.8	6,877	5,876	1,001	17.0
Insurance	2,031	1,974	57	2.9	5,843	4,539	1,304	28.7
Other	6,240	6,221	19	0.3	18,106	13,257	4,849	36.6
Total rental expenses	$36,772	$34,195	$2,577	7.5%	$103,467	$87,790	$15,677	17.9%

Real Estate-Related Depreciation and Amortization. For the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, in aggregate, real estate-related depreciation and amortization expense increased by $3.1 million, primarily due to net growth in our portfolio. Real estate-related depreciation and amortization expense increased by $11.8 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to significant net growth in our portfolio.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $0.4 million for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, primarily due to a significant net growth in our portfolio. In aggregate, the remaining operating expenses decreased by $1.6 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to a decrease in our valuation allowance on debt-related investment of $3.8 million, partially offset by an increase in advisory fees of $1.3 million.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $19.4 million impact on our net income (loss) for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, primarily due to the following:

●	an increase in gain (loss) on extinguishment of debt and financing obligations, net of $19.6 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program; and
●	an increase in unrealized gain on financing obligations of $2.3 million driven by changes in valuations of properties in our DST Program.

Partially offset by:

●	a decrease in income (loss) from unconsolidated joint venture partnerships of $2.9 million driven by lower unrealized gains recognized on our investments in unconsolidated joint venture partnerships; and
●	an increase in interest expense of $1.5 million driven primarily by additional borrowings on a fixed rate mortgage note.

In aggregate, the remaining items that comprise our net income (loss) had a $(20.8) million impact on our net income (loss) for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the following:

●	a decrease in gain on sale of real estate property of $35.8 million driven by a large gain recognized on a disposition in 2023;
●	an increase in interest expense of $28.1 million driven primarily by increased borrowings on our line of credit and additional mortgage notes and higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program; and
●	an increase in income tax expense of $8.7 million driven by activities at our taxable REIT subsidiaries in our DST Program, which resulted in taxable income for the period.

Partially offset by:

●	an increase in gain (loss) on extinguishment of debt and financing obligations, net of $22.5 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program;
●	an increase in income (loss) from unconsolidated joint venture partnerships of $14.8 million driven by positive performance of our investments in unconsolidated joint venture partnerships; and
●	an increase in unrealized gain on financing obligations of $9.0 million driven by changes in valuations of properties in our DST Program.

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

The same store operating portfolio for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 presented below includes 98 properties totaling 19.8 million square feet owned as of April 1, 2024, which represented 93.7% of total rentable square feet as of September 30, 2024. The same store operating portfolio for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 presented below includes 89 properties totaling approximately 17.9 million square feet owned as of January 1, 2023, which represented 84.7% of total rentable square feet as of September 30, 2024.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, and for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023:

	For the Three Months Ended		For the Nine Months Ended September 30,
(in thousands)	September 30, 2024	June 30, 2024	2024	2023
Net loss attributable to common stockholders	$(2,273)	$(14,341)	$(31,615)	$(39,164)
Debt-related income	(12,588)	(12,237)	(36,136)	(21,787)
Real estate-related depreciation and amortization	39,287	36,234	110,991	99,201
General and administrative expenses	2,813	3,206	9,356	8,991
Advisory fees	10,151	9,966	30,089	28,822
Acquisition costs and reimbursements	2,072	1,445	5,560	5,050
Valuation allowance on debt-related investment	—	—	—	3,780
(Income) loss from unconsolidated joint venture partnerships	(2,940)	(5,827)	(11,049)	3,727
Interest expense	47,419	45,885	137,538	109,394
Gain on sale of real estate property	(1,048)	—	(1,048)	(36,884)
Unrealized (gain) loss on DST Program Loans	(195)	359	164	—
Unrealized gain on financing obligations	(4,227)	(1,920)	(8,968)	—
(Gain) loss on extinguishment of debt and financing obligations, net	(20,700)	(1,100)	(21,800)	700
Gain on derivative instruments	—	—	—	(13)
Provision for current expected credit losses	(872)	(469)	(1,474)	2,950
Other income and expenses	(2,065)	(1,321)	(4,675)	(3,330)
Income tax expense	4,726	3,938	8,664	—
Net loss attributable to redeemable noncontrolling interests	(16)	(108)	(235)	(390)
Net loss attributable to noncontrolling interests	(1,618)	(7,318)	(15,413)	(11,304)
Property net operating income	$57,926	$56,392	$169,949	$149,743
Less: Non-same store property NOI	3,403	660	16,524	1,083
Same store property NOI	$54,523	$55,732	$153,425	$148,660

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

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the three months ended September 30, 2024, as compared to the three months ended June 30, 2024, and the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023:

($ in thousands,	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
except per square foot data)	September 30, 2024	June 30, 2024	$	%	2024	2023	$	%
Rental revenues:
Residential	$32,432	$33,080	$(648)	(2.0)%	$87,307	$87,160	$147	0.2%
Industrial	27,176	27,399	(223)	(0.8)	72,844	65,157	7,687	11.8
Retail	15,368	15,077	291	1.9	45,662	43,259	2,403	5.6
Office	13,103	12,167	936	7.7	37,463	39,344	(1,881)	(4.8)
Other	945	918	27	2.9	—	—	—	—
Total same store rental revenues	89,024	88,641	383	0.4	243,276	234,920	8,356	3.6
Non-same store properties	5,674	1,946	3,728	NM	30,140	2,613	27,527	NM
Total rental revenues	$94,698	$90,587	$4,111	4.5%	$273,416	$237,533	$35,883	15.1%
Rental expenses:
Residential	$(16,662)	$(16,408)	$(254)	(1.5)%	$(42,742)	$(41,521)	$(1,221)	(2.9)%
Industrial	(6,872)	(7,152)	280	3.9	(17,898)	(14,674)	(3,224)	(22.0)
Retail	(4,286)	(3,621)	(665)	(18.4)	(11,805)	(11,205)	(600)	(5.4)
Office	(6,304)	(5,306)	(998)	(18.8)	(17,406)	(18,860)	1,454	7.7
Other	(377)	(422)	45	10.7	—	—	—	—
Total same store rental expenses	(34,501)	(32,909)	(1,592)	(4.8)	(89,851)	(86,260)	(3,591)	(4.2)
Non-same store properties	(2,271)	(1,286)	(985)	(76.6)	(13,616)	(1,530)	(12,086)	NM
Total rental expenses	$(36,772)	$(34,195)	$(2,577)	(7.5)%	$(103,467)	$(87,790)	$(15,677)	(17.9)%
Property NOI:
Residential	$15,770	$16,672	$(902)	(5.4)%	$44,565	$45,639	$(1,074)	(2.4)%
Industrial	20,304	20,247	57	0.3	54,946	50,483	4,463	8.8
Retail	11,082	11,456	(374)	(3.3)	33,857	32,054	1,803	5.6
Office	6,799	6,861	(62)	(0.9)	20,057	20,484	(427)	(2.1)
Other	568	496	72	14.5	—	—	—	—
Total same store property NOI	54,523	55,732	(1,209)	(2.2)	153,425	148,660	4,765	3.2
Non-same store properties	3,403	660	2,743	NM	16,524	1,083	15,441	NM
Total property NOI	$57,926	$56,392	$1,534	2.7%	$169,949	$149,743	$20,206	13.5%
Same store average percentage leased:
Residential	91.8%	92.0%			92.1%	93.9%
Industrial	96.6	98.1			98.2	99.7
Retail	96.7	96.9			97.0	96.6
Office	80.3	80.1			79.9	82.5
Other	82.3	79.3			—	—
Same store average annualized base rent per square foot:
Residential	$28.36	$28.22			$28.90	$28.38
Industrial	7.28	7.14			7.20	6.81
Retail	20.06	20.13			20.06	19.80
Office	37.82	36.95			37.82	35.02
Other	23.84	24.62			—	—

NM = Not meaningful

Residential Segment. For the three months ended September 30, 2024, our residential segment same store property NOI decreased by approximately $0.9 million as compared to the three months ended June 30, 2024, primarily due to increased concessions, vacancy, bad debt and operating expenses at various residential properties. Our residential segment same store property NOI decreased by approximately $1.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increased operating expenses, specifically real estate taxes and non-recurring expenses at various residential properties.

Industrial Segment. For the three months ended September 30, 2024, our industrial segment same store property NOI remained consistent as compared to the three months ended June 30, 2024. Our industrial segment same store property NOI increased by $4.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increased market rents at various industrial properties.

Retail Segment. For the three months ended September 30, 2024, our retail segment same store property NOI decreased by $0.4 million as compared to the three months ended June 30, 2024, primarily due to reduced percentage rent and increased non-recoverable expenses at various retail properties, partially offset by increased occupancy at our Suniland property. For the nine months ended September 30, 2024, our retail segment same store property NOI increased by $1.8 million as compared to the nine months ended September 30, 2023, primarily due to increased termination fee revenue at our Beaver Creek property and increased occupancy at various retail properties, partially offset by increased bad debt expense at various retail properties in 2024.

Office Segment. For the three months ended September 30, 2024, our office segment same store property NOI remained consistent as compared to the three months ended June 30, 2024. Our office segment same store property NOI decreased by $0.4 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to decreased occupancy at our Eden Prairie and CityView properties, partially offset by reduced operating expenses at various office properties in 2024.

Other Segment. For the three months ended September 30, 2024, our other segment same store property NOI remained consistent as compared to the three months ended June 30, 2024.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
GAAP net loss	$(3,907)	$(19,033)	$(47,263)	$(50,858)
Weighted-average shares outstanding—diluted	317,591	266,487	296,283	264,821
GAAP net loss per common share—diluted	$(0.01)	$(0.07)	$(0.17)	$(0.19)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	39,287	32,146	110,991	99,201
Gain on sale of real estate property	(1,048)	—	(1,048)	(36,884)
Our share of adjustments from joint venture partnerships	1,736	1,422	5,097	5,734
FFO	$36,068	$14,535	$67,777	$17,193
FFO per common share—diluted	$0.11	$0.05	$0.23	$0.06
Adjustments to arrive at AFFO:
Unrealized (gain) loss on financial instruments (1)	(25,994)	449	(32,078)	10,552
(Decrease) increase in financing obligation liability appreciation	—	(3,023)	(69)	1,761
Our share of adjustments from joint venture partnerships	(3,318)	151	(10,857)	330
AFFO	$6,756	$12,112	$24,773	$29,836
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our DST Program Loans and financing obligations for which we have elected the fair value option, valuation allowance and changes to our provision for current expected credit losses on our debt-related investments and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities and private offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2024, we had approximately $129.3 million of borrowings, including scheduled amortization payments, and $66.5 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $219.0 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of September 30, 2024. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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

As of September 30, 2024, our financial position was strong with 37.2% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 93.7% occupied (93.8% leased) as of September 30, 2024 and is diversified across 108 properties totaling 21.1 million square feet across 33 geographic markets. Our properties contain a diverse roster of 422 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 38.3% residential, 36.0% industrial, 13.5% retail which is primarily grocery-anchored, 9.1% office and 3.1% other properties in adjacent sectors.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change
Total cash provided by (used in):
Operating activities	$30,934	$17,731	$13,203
Investing activities	(489,968)	(321,810)	(168,158)
Financing activities	467,500	305,545	161,955
Effect of exchange rate changes on cash, cash equivalents and restricted cash	64	—	64
Net increase in cash, cash equivalents and restricted cash	$8,530	$1,466	$7,064

Net cash provided by operating activities increased by $13.2 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to a $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023.

Net cash used in investing activities increased by $168.2 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in net debt-related investments activity of $91.3 million, an increase in real estate property acquisition activity of $65.6 million, an increase in investments in unconsolidated joint venture partnerships of $41.0 million and a decrease in proceeds from disposition of real estate property of $49.7 million, partially offset by a decrease in investments in available-for-sale debt securities of $87.3 million.

Net cash provided by financing activities increased by $162.0 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in net offering activity from our DST Program and securities offerings of $148.0 million and an increase in net borrowing activity of $22.5 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2024, we had an aggregate of $1.7 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $507.1 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.57%, which includes the effect of the interest rate swap and cap agreements related to $875.0 million in borrowings under our line of credit and our term loans.

As of September 30, 2024, the unused and available portions under our line of credit were $392.9 million and $386.9 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of September 30, 2024, we had property-level borrowings of approximately $863.0 million outstanding with a weighted-average remaining term of 3.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.69%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 37.2% as of September 30, 2024. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to the increase in interest rates, increased market volatility and the potential of a global recession in the near-term, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of September 30, 2024, we had $1.36 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the nine months ended September 30, 2024, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plan) was $46.4 million ($44.3 million net of direct selling costs).

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

Beginning in the third quarter of 2023, our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock, such that distributions in the amount of $0.03333 per share were paid to stockholders. The new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.03125 per share that had been paid since January 31, 2018. The distributions on Class T-R shares, Class S-R shares, Class D-R, Class S-PR and Class D-PR shares of our common stock are reduced by the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R, Class S-PR and Class D-PR shares. The distributions are paid on or about the last business day of each respective month to stockholders of record as of the close of business on the last business day of each respective month. There can be no assurances that this new distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$64,680	72.8%	$51,729	67.9%
Reinvested in shares	24,172	27.2	24,414	32.1
Total (2)	$88,852	100.0%	$76,143	100.0%
Sources of Distributions:
Cash flows from operating activities	$30,934	34.8%	$17,731	23.3%
Borrowings	33,746	38.0	33,998	44.6
DRIP (3)	24,172	27.2	24,414	32.1
Total (2)	$88,852	100.0%	$76,143	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.

For the nine months ended September 30, 2024 and 2023, our FFO was $67.8 million, or 76.3% of our total distributions, and $17.2 million, or 22.6% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2024	2023
Number of shares redeemed or repurchased	19,811	16,986
Aggregate dollar amount of shares redeemed or repurchased	$153,228	$145,934
Average redemption or repurchase price per share	$7.74	$8.59

For the nine months ended September 30, 2024 and 2023, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $153.2 million and $145.9 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties and other longer-term borrowings.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. As of September 30, 2024, our critical accounting estimates have not changed from those described in our 2023 Form 10-K.

SUBSEQUENT EVENTS

See "Note 16 to the Condensed Consolidated Financial Statements" for information regarding subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and also utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of September 30, 2024, our fixed interest rate debt consisted of $655.4 million under our mortgage notes and $475.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 52.1% of our total consolidated debt as of September 30, 2024. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.11 billion and $1.13 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2024. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2024, our consolidated variable interest rate debt consisted of $507.1 million of borrowings under our line of credit, $325.0 million of borrowings under our term loans and $207.6 million under our mortgage notes, which represented 47.9% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2024, we were exposed to market risks related to fluctuations in interest rates on $1.04 billion of consolidated borrowings; however, $607.6 million of these borrowings are capped through the use of eight interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2024, would increase our annual interest expense by approximately $1.1 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate commitments of $357.2 million and aggregate outstanding principal of $313.4 million as of September 30, 2024, which can offset the interest rate risk associated with our variable interest rate borrowings.

Derivative Instruments. As of September 30, 2024, we had 18 outstanding and 16 effective derivative instruments, with a total notional amount of $1.08 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

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

Foreign Currency Risk

We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our condensed consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of September 30, 2024, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in our 2023 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On August 2, 2024, we commenced the Private Offering, which is exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. Each purchaser of the shares of our common stock sold in the Private Offering is required to represent that it is an "accredited investor" as that term is defined in Rule 501 of Regulation D or a non-U.S. person and is acquiring shares for investment purposes only and not with a view to resale or distribution.

During the three months ended September 30, 2024, we issued and sold approximately 240,000 Class S-PR shares and approximately 20,000 Class I-PR shares and generated gross aggregate proceeds of $2.0 million in connection with the Private Offering. During the three months ended September 30, 2024, aggregate upfront selling commissions and dealer manager fees of approximately $24,000 were paid in connection with the Private Offering.

Share Redemption Program

While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we choose to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Shares redeemed on the Redemption Date remain outstanding on the Redemption Date and are no longer outstanding on the day following the Redemption Date. Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (an “Early Redemption Deduction”). The Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance, (iii) with respect to shares purchased through our distribution reinvestment plan or (iv) with respect to redemption requests submitted by discretionary model portfolio management programs (and similar arrangements) or (v) with respect to redemption requests submitted by feeder vehicles (or similar vehicles) primarily created to hold shares of our common stock, which are offered to non-U.S. persons, where such vehicles seek to avoid imposing such a deduction because of administrative or systems limitations. To have his or her shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

The total amount of aggregate redemptions of Class T-R, Class S-R, Class D-R, Class I-R, Class E, Class S-PR, Class D-PR and Class I-PR shares (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter; provided, however, that every month and quarter each class of our common stock will be allocated capacity within such aggregate limit to allow stockholders in such class to either (a) redeem shares (based on the price at which the shares are redeemed) equal to at least 2% of the aggregate NAV of such share class as of the last calendar day of the previous quarter, or, if more limiting, (b) redeem shares (based on the price at which the shares are redeemed) over the course of a given quarter equal to at least 5% of the aggregate NAV of such share class as of the last calendar day of the previous quarter (collectively referred to herein as the “2% and 5% limits”), which in the second and third months of a quarter could be less than 2% of the NAV of such share class. In the event that we determine to redeem some but not all of the shares submitted for redemption during any month, shares redeemed at the end of the month will be redeemed on a pro rata basis. Even if the class-specific allocations are exceeded for a class, the program may offer such class additional capacity under the aggregate program limits. Redemptions and pro rata treatment, if necessary, will first be applied within the class-specific allocated capacity and then applied on an aggregate basis to the extent there is remaining capacity. All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.

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

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. Net redemptions for the class-specific allocations will be based only on the capital inflows and outflows of that class, while net redemptions for the overall program limits would be based on capital inflows and outflows of all classes. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (i) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (ii) proceeds from sales of new shares in our ongoing securities offerings (including purchases pursuant to our distribution reinvestment plan) since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a memorandum supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

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

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. Further, our board of directors may make exceptions to, modify or suspend our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.3 to this Quarterly Report on Form 10-Q, for all the terms and conditions.

The table below summarizes the redemption activity for the three months ended September 30, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
July 31, 2024	2,521	$7.61	2,521	—
August 31, 2024	1,746	7.49	1,746	—
September 30, 2024 (3)	3,004	7.50	3,004	—
Total	7,271	$7.53	7,271	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in September 2024 are considered redeemed on October 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $46.0 million of shares of common stock for the three months ended September 30, 2024.

ITEM 5. OTHER INFORMATION

Distribution Reinvestment Plan Suitability Requirement

Pursuant to the terms of our distribution reinvestment plan (“DRIP”), participants in the DRIP must promptly notify us if at any time they fail to meet the current suitability requirements for making an investment in us.

The current suitability standards for Class E stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class E prospectus on file at www.sec.gov.

The current suitability standards for Class T-R, Class S-R, Class D-R and Class I-R stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class T-R, Class S-R, Class D-R and Class I-R fourth public offering prospectus on file at www.sec.gov.

Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRIP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Articles of Restatement. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.2	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

4.1	Sixth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2*	Private Distribution Reinvestment Plan.

4.3	Fourth Amended and Restated Share Redemption Program effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.4

Statement regarding transfer restrictions, preferences, limitations and rights of holders of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates). Incorporated by reference to Exhibit 4.3 to the Post-Effective Amendment No. 30 to Registration Statement on Form S-11 (File No. 333-252212) filed with the SEC on August 22, 2024.

4.5	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.6	Multiple Class Plan. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

10.1*	Dealer Manager Agreement, dated August 2, 2024, by and between Ares Real Estate Income Trust Inc. and Ares Wealth Management Solutions, LLC.

10.2*	Form of Selected Dealer Agreement.

10.3*	Second Amended and Restated Advisory Agreement (2024), effective as of August 2, 2024.

10.4*	Thirteenth Amended and Restated Limited Partnership Agreement of AREIT Operating Partnership LP, dated as of August 2, 2024.

10.5*

Fifth Amendment to Third Amended and Restated Credit and Term Loan Agreement, dated as of September 24, 2024, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party hereto, the Lenders party hereto, and Bank of America, N.A, as Administrative Agent.

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

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

November 12, 2024	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 12, 2024	By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)