Form 10-K
period 2024-12-31
Ares Real Estate Income Trust Inc.
filed 2025-03-06
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024 cannot be calculated because no established market exists for the registrant’s common stock.

There were 188,785,965 outstanding shares of common stock held by non-affiliates, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.

Under the registrant's charter, shares of the registrant's Class S common stock are separated into a series called Class S-R and another series called Class S-PR; shares of the registrant's Class D common stock are separated into a series called Class D-R and another series called Class D-PR; shares of the registrant's Class I common stock are separated into a series called Class I-R and another series called Class I-PR. In order to mirror common industry terminology, in this Annual Report on Form 10-K the registrant refers to these separate series of common stock as different “classes”.

As of February 27, 2025, 26,592,252 shares of Class T-R common stock, 42,244,434 shares of Class S-R common stock, 5,987,712 shares of Class D-R common stock, 59,108,702 shares of Class I-R common stock, 42,493,173 shares of Class E common stock, 954,533 shares of Class S-PR common stock, 13,319 shares of Class D-PR common stock and 1,185,799 shares of Class I-PR common stock of the registrant, each with a par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

5

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2025.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, changes in interest rates, uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs and the conflicts in Ukraine and in the Middle East, which may have a negative effect on the following, among other things:
●	the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
●	the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
●	customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
●	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
●	general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
●	our ability to effectively raise and deploy proceeds from our ongoing securities offerings;
●	risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
●	risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
●	the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
●	conflicts of interest arising out of our relationships with Ares real estate (the “Sponsor”), Ares Commercial Real Estate Management LLC (the “Advisor”), and their affiliates;
●	changes in accounting principles, policies and guidelines applicable to REITs;
●	environmental, regulatory and/or safety requirements; and
●	the availability and cost of comprehensive insurance, including coverage for terrorist acts.

For further discussion of these and other factors, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

SUMMARY RISK FACTORS

An investment in shares of our common stock involves significant risks, See “Risk Factors” beginning on page 4. These risks include, among others:

●	There is no public trading market for shares of our common stock, and it may therefore be difficult for you to sell your shares.
●	There are limits on the ownership, transferability and redemption of shares of our common stock which may significantly limit the liquidity of an investment in shares of our common stock.
●	Since there is no public trading market for shares of our common stock, redemption of shares by us will likely be the only way to dispose of your shares. Our share redemption program provides stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity, volume limits and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment it deems a modification or suspension to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
●	A portion of the proceeds raised in our securities offerings is expected to be used to satisfy redemption requests, including requests from our existing stockholders which may be significant. Using the proceeds raised in our securities offerings for redemptions will reduce the net proceeds available to retire debt, or acquire additional investments, which may result in reduced liquidity and profitability or restrict our ability to grow our net asset value (“NAV”).
●	In connection with our securities offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. In the future, we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our operating partnership. We may also amend the terms of existing securities offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our securities offerings may negatively impact our ability to pay distributions and your overall return.
●	The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market.
●	In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Our management's assessment of the market values of our properties may also differ from the appraised values of our properties. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers, and/or key personnel of the Advisor, our Dealer Manager and/or other entities related to our Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that the fees the Advisor receives for services rendered to us are based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating.

●	We are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions and other factors particular to the locations of our respective real property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could make alternative interest-bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.
●	Our use of leverage increases the risk of loss on our investments and places certain restrictions upon us which may limit us from realizing the most optimal value for such investments.
●	If we fail to maintain our status as a REIT, it would adversely affect our results of operations and our ability to make distributions to our stockholders.
●	The amount of distributions we may make is uncertain. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. The use of these sources for distributions would decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and could potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property generally will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms.

PART I

ITEM 1.BUSINESS

The Company

Ares Real Estate Income Trust Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. As of December 31, 2024, our consolidated real property portfolio consisted of 124 properties, totaling approximately 24.6 million square feet located in 37 markets throughout the U.S. As used herein, the terms “AREIT,” the “Company,” “we,” “our” or “us” refer to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.

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

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the second amended and restated advisory agreement (2024), effective as of August 2, 2024 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends on April 30, 2025, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During 2024, we raised $29.7 million of gross proceeds from the sale of common stock in our ongoing securities offerings and $32.1 million from the sale of common stock under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our securities offerings.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (a “DST” or multiple “DSTs”) holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more DSTs by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to finance up to 50% of the purchase price of DST Interests paid by certain purchasers of the interests in the Delaware statutory trusts. During 2024, we sold $797.0 million of gross interests related to the DST Program, $63.3 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

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

Investment Strategy

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (residential, industrial, retail and office) and investments in real estate debt and securities. To a lesser extent, we invest in and/or intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our objective is to bring the Ares leading institutional-quality real assets investment platform to income-focused investors, with significant diversification across real estate and real estate-related asset classes, geographies and sectors. We intend to allocate capital dynamically between sectors and strategies so as to achieve outperformance through strategic diversification rather than outsized risk. We expect real estate debt, non-US jurisdictions and/or infrastructure assets to comprise up to 30% of our assets. Currently, infrastructure is not expected to comprise more than 10% of our assets with a focus on real estate-related infrastructure and renewable energy sources. While we will not limit our investment opportunities to stay within these allocations, we may adjust our expectations based on market conditions and opportunities.

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

Our near-term investment strategy is likely to prioritize new investments in the residential and industrial sectors due to relatively attractive fundamental conditions. Such investments may be in the form of equity or debt, and in particular, we believe that debt investments provide an increasingly attractive risk adjusted return in today's environment. We also intend to continue to hold an allocation of properties in the retail and office sectors, the former of which is largely grocery-anchored. To a lesser extent, we intend to invest in credit lease and self-storage, properties in sectors adjacent to our primary investment sectors, real estate-related securities and/or infrastructure. Our investments in real estate-related securities generally will focus on debt or equity issued by public and private real estate companies and/or certain other securities, with the primary goal of such investments being preservation of liquidity in support of our share redemption program, while also seeking income, potential for capital appreciation and further portfolio diversification.

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

Financing Objectives

We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage increased to 41.2% as of December 31, 2024, as compared to 36.4% as of December 31, 2023. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2024, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. Our 10 largest customers represented 12.6% and 18.5% of total annualized base rent and total leased square feet, respectively. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

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

Available Information

Our internet address is www.areswms.com/solutions/areit. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the Securities and Exchange Commission (the “SEC”).

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

Our ability to redeem stockholder shares may be limited, and our board of directors may make exceptions to, modify or suspend our share redemption program at any time.

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

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may make exceptions to, modify or suspend our share redemption program. In addition, limited partners in our Operating Partnership may have different redemption rights with respect to partnership interests in the Operating Partnership (“OP Units”) and may be treated differently than our stockholders requesting redemption under our share redemption program. As a result, the stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program and Other Redemptions” of this Annual Report on Form 10-K.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.

The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances. For example, we could sell a large number of our shares to one or more institutional investors. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2024, based on the NAV per share of $7.59 on that date, we had outstanding approximately $204.6 million in Class T-R shares, $332.0 million in Class S-R shares, $46.4 million in Class D-R shares, $447.6 million in Class I-R shares, $327.7 million in Class E shares, $5.0 million in Class S-PR shares, $0.1 million in D-PR shares and $4.6 million in I-PR shares.

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

A portion of the proceeds raised in our securities offerings are expected to be used to satisfy redemption requests, and such portion of the proceeds may be substantial.

We currently expect to use a portion of the proceeds from our securities offerings to satisfy redemption requests, in particular redemption requests from our Class E stockholders who comprise a significant portion of our stockholders, have generally held their shares for a number of years and have demonstrated significant demand for liquidity in recent years. We have redeemed approximately $191.6 million of shares of our common stock during the year ended December 31, 2024. Using the proceeds from our securities offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

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

Although all properly submitted redemption requests and/or tenders in our self-tender offers have been satisfied beginning with the fourth quarter of 2016, in the future we could experience situations like that described above in which redemption demand exceeds capacity. Our current share redemption program has different limitations than our share redemption program did during that time, but it remains true that our ability to redeem the stockholder shares may be limited, and our board of directors may make exceptions to modify or suspend our share redemption program at any time. Furthermore, we may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. If a redemption request under our share redemption program is unsatisfied, it must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.

Historical returns may be presented over limited timeframes and are inherently limited in their applicability to the future.

In our annual report and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of our company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we make changes to our portfolio, our investment focus, or structural aspects of our company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and the dealer manager for our securities offerings, Ares Wealth Management Solutions, LLC (the “Dealer Manager”), and participating broker-dealers (in connection with our securities offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns. Over time, we have also made changes to the frequency with which, and the methodologies with which, we estimate the value of our shares.

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

Stockholders will not have the opportunity to evaluate future investments we will make with the proceeds raised in our securities offerings prior to purchasing shares of our common stock.

We have not identified future investments that we will make with the proceeds of our securities offerings. As a result, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because the stockholders cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder the stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

We may not be able to raise significant funds in our securities offerings.

We may not raise significant funds in our securities offerings. Our ability to raise capital may be impacted by a variety of factors, including market demand, relative attractiveness of alternative investments, and the willingness of key distribution partners to continue to sell our shares on their respective platforms. The less capital we raise, the less capital we will have available to make investments in accordance with our investment strategy and policies, to provide liquidity to our stockholders and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).

Furthermore, the estimated use of proceeds figures presented in our offering documents are estimates based on numerous assumptions. The actual percentage of net proceeds available to use will depend on a number of factors, including the amount of capital we raise and the actual offering costs. For example, if we raise less than the assumed amount, we would expect the percentage of net offering proceeds available to us to be less (and may be substantially less) than the estimated use of proceeds figures presented in our offering documents because many offering costs are fixed and do not depend on the amount of capital raised in our securities offerings.

Even if we are able to raise substantial funds in our securities offerings, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

Although we intend to operate as a perpetual-life REIT with an ongoing offering and share redemption program, this is not a requirement of our charter. Even if we are able to raise substantial funds in our securities offerings, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to suspend the offering or to terminate our share redemption program, we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that certain significant transactions that require stockholder approval such as dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The primary component of our NAV is the value of our investments. The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Additionally, appraisals of our properties are in part based on historical transaction data. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor (as defined below) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities are best determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. The stock price of shares of a publicly traded REIT may materially differ than the NAV of a non-traded REIT with comparable portfolios. While any changes in the value of our real estate portfolio will ultimately be reflected in future calculations of NAV, there will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price the stockholders will pay for shares of our common stock in our securities offerings, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, the stockholders may pay more than realizable value or receive less than realizable value for their investment.

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

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other peer REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. If we acquire real properties as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which the stockholders may sell shares to us under our share redemption program. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Net Asset Value Per Share” and our valuation procedures attached as Exhibit 99.2 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.

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

Our NAV and the NAV of stockholder shares may be diluted in connection with current and future securities offerings.

In connection with our securities offerings, we incur fees and expenses, which decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in our securities offerings are based on our NAV, the offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.

In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in the Operating Partnership. We may also amend the terms of our existing securities offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our current and future securities offerings may negatively impact our ability to pay distributions and stockholders’ overall return.

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

In accordance with our valuation procedures, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2024 was $42.5 million lower than the carrying value used for calculation of our NAV for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for calculation of our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $42.5 million, or $0.12 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2024. As of December 31, 2024, we classified all of our debt as intended to be held to maturity.

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

Our total distributions declared for the years ended December 31, 2024, 2023, and 2022 were $122.0 million, $103.7 million, and $87.4 million, respectively, which includes $31.9 million, $32.7 million, and $29.9 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations the years ended December 31, 2024, 2023, and 2022 was $(169.5) million, $16.0 million, and $62.5 million, respectively. Accordingly, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In addition, for years in which total distributions were fully funded from our operations, in some cases our distributions were not fully funded from our operations for individual quarters. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In the future, we may continue to fund our monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to strive to fund the payment of regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from our securities offerings or decide to invest our capital in lower yielding assets, we may be required to fund our distributions to our stockholders from a combination of our operating, investing and financing activities, which include net proceeds of our securities offerings, dispositions and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by certain factors, including the current yield environment. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. While we strive to fund our distributions solely from our cash flow from operations, in the long run, we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions results in a net increase to NAV (ignoring other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.

We could suffer from delays in locating suitable investments. The more money we raise in our securities offerings, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our securities offerings increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Sponsor could also delay the investment of the proceeds of our securities offerings. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to the stockholders and reduce their overall returns.

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on stockholders’ shares.

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (as defined below) (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special OP Unitholder, which is a wholly-owned subsidiary of our Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5%. In addition, if the Special OP Unitholder receives a performance component of the advisory fee, it will not be obligated to return any portion of such advisory fees based on our subsequent performance. We completed the 2024 calendar year with a cumulative loss carryforward that will apply to future performance participation allocations. The cumulative loss carryforward as of December 31, 2024 is approximately $0.45 per Fund Interest, which takes into account a $0.41 per Fund Interest loss carryforward generated in the 2023 calendar year. Realization of the loss carryforward is contingent on future performance. Even after such offset, future performance participation allocations will be subject to the Hurdle Amount.

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

As of December 31, 2024, our top five customers represented 9.0% of our total annualized base rent of our portfolio, our top ten customers represented 12.6% of our total annualized base rent of our portfolio and there were no customers that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their business could have a material adverse effect on operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

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

The Advisor and its affiliates, including our officers and three of our directors, face conflicts of interest caused by compensation arrangements with us and other entities sponsored or advised by affiliates of the Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, three of our directors and other key personnel are also officers, directors, managers, and/or key personnel in the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement, the agreement with the Dealer Manager and any property management agreements;
●	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
●	securities offerings of equity by us, which may result in increased fees for the Advisor and other related parties;
●	competition for customers from entities sponsored or advised by affiliates of the Sponsor that own properties in the same geographic area as us; and
●	investments through joint ventures or other co-ownership arrangements, which may result in increased fees for the Advisor.

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

Certain of our service providers may also provide services to or have business, personal, political, financial or other relationships with the Sponsor or other Sponsor affiliated entities and related parties. These relationships have the potential to include us and the Advisor in deciding whether to select or recommend such a service provider to perform services for us, whether to cause us to invest in investment opportunities sourced by such a service provider or whether to select such a service provider as a co-investor or counterparty in a transaction. Considerations relating to compensation to the Advisor and its affiliates from us and other entities sponsored or advised by affiliates of the Sponsor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with our Advisor or the Sponsor.

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

Entities sponsored or advised by affiliates of the Sponsor are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in other offerings for other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with an unrelated third party.

We may enter into joint ventures, co-investment or other arrangements with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor to acquire, develop and/or manage property, debt and other investments; such investments may raise potential conflicts of interest between us and such other investment vehicles managed by the Advisor or its affiliates.

While our joint venture partners and co-owners have generally been third parties, we have and may in the future enter into joint ventures, co-investment or other arrangements with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor to acquire, develop and/or manage property, debt and other investments. Such investments may raise potential conflicts of interest between us and such other investment vehicles managed by the Advisor or its affiliates, including determining which of such entities should enter into any particular joint venture, co-investment or other arrangement agreement. Joint venture, co-investment or other arrangement partners affiliated with the Advisor or sponsored or advised by affiliates of the Sponsor may have economic or business interests or goals which are or may become inconsistent with our business interests or goals. In addition, should any such joint venture, co-investment or other arrangement be consummated, the Advisor and its affiliates may face a conflict in structuring the terms of the relationship between the interests and the interests of other parties, in managing the joint venture, co-investment or other arrangement, and in resolving any conflicts or exercising any rights in connection with the joint venture, co-investment or other arrangement. Since the Advisor will make various decisions on our behalf, agreements and transactions between us and the Advisor’s affiliates or entities sponsored or advised by affiliates of the Sponsor will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Furthermore, when such other investment vehicles managed by the Advisor or its affiliates have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. Ares has adopted a co-investment policy designed to ensure the fair allocation of co-investment opportunities, including compliance with applicable regulatory requirements as well as contractual obligations under the applicable governing documents of other entities sponsored or advised by affiliates of Ares. In exercising their discretion to allocate co-investment opportunities with respect to a particular investment to and among potential co-investors and the terms thereof, Ares, the Advisor and their respective affiliates, in a manner consistent with the co-investment policy, are permitted to consider some or all of a wide range of factors, including, but not limited to, strategic advantages that may result from a potential co-investor’s participation in a co-investment opportunity, whether a potential co-investor has the requisite resources to evaluate and make the investment, and the tax and legal characteristics of a potential investment or a potential co-investor.

In addition to the limitations described above, we may enter into joint ventures with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor for the acquisition of investments, only if (i) a majority of the directors not otherwise interested in the transaction, including a majority of the independent directors, approve the transaction as being fair and reasonable to us and (ii) the investment by us and such affiliate are on terms and conditions that are no less favorable than those that would be available to unaffiliated parties.

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

The ability of the Advisor to effect or recommend transactions is in certain cases restricted by applicable laws or regulatory requirements in or of the United States (including without limitation under the Investment Company Act) or elsewhere that are applicable to the Advisor, the Sponsor, and other investment vehicles sponsored or advised by the Advisor, the Sponsor or affiliates of the Advisor or the Sponsor. In addition, the Advisor, the Sponsor or their affiliates have adopted or are expected to adopt policies designed to comply with such laws or requirements and may vary or supplement such policies in the future. Accordingly, we may be subject to restrictions applicable to any potential co-investments alongside, or investments in portfolio companies or prospective portfolio companies of other vehicles sponsored or advised by the Advisor, the Sponsor or affiliates of the Advisor and the Sponsor, including regulated funds.

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

In addition, entities sponsored or advised by affiliates of the Advisor or the Sponsor are permitted to hold positions in securities or other assets or be subject to contractual or legal restraints that could prevent us from being able to initiate a transaction that we otherwise might have initiated or to sell an investment that we otherwise might have sold or, in our judgment, such position(s) or restraint(s) may make such a transaction inadvisable. The investment activities of one or more entities sponsored or advised by affiliates of the Advisor or the Sponsor have the potential to be inconsistent with our investment activities.

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

Inflation, changing interest rates or deflation may adversely affect our financial condition and results of operations.

We are affected by the fiscal and monetary policies of the United States government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rates will continue to decrease or that it will not be increased in 2025 or beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Additionally, rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

Future periods of increased inflation and high interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our customers. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our customers, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.

In addition, customers and potential customers of our properties may be adversely impacted by inflation and high interest rates, which could negatively impact our customers’ ability to pay rent and demand for our properties. Such adverse impacts on our customers may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. Inflation could also have an adverse effect on consumer spending which could impact our customers’ operations and, in turn, demand for our properties. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Our business is dependent on bank relationships and strain from the banking system may severely impact us. Similarly, the failure of any banking institution in which we deposit our funds could have an adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

The financial markets have encountered and may in the future encounter volatility associated with concerns about the balance sheets of banks. Our business is dependent on bank relationships and we proactively monitor the financial health of such bank relationships. Strain on the banking system may adversely impact our operations and the economy more broadly, and in turn our cash flow, distributions and NAV.

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

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

A global economic slowdown, or further declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, including actual and potential shifts in U.S. foreign, trade, economic and other policies (including as a result of the 2024 U.S. presidential and congressional elections), the war between Russia and Ukraine, the conflicts in the Middle East, as well as other global events have created macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by inflation, labor shortages or interruptions, changing interest rates, foreign currency exchange volatility and volatility in global capital markets. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and since such periods are accompanied by declining real estate values, our business could be materially adversely affected.

There is significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs. Developments relating to tariffs between the U.S. and other countries, or the perception that they could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and impact our borrowers and the value of our collateral. Moreover, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, rating agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. If the current macroeconomic environment worsens and an economic slowdown or a recession occurs or real estate values continue to decline, our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders could be materially and adversely affected.

A major public health crisis, pandemic or epidemic, like the COVID-19 pandemic, could disrupt the U.S. and global economy and industries in which we operate and negatively impact us.

A major public health crisis, pandemic or epidemic could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis may adversely impact our financial condition, results of operations and ability to pay distributions to our stockholders. Public health crises, pandemics and epidemics could contribute to adverse impacts on global commercial activity and the inability of tenants to pay rent on their leases, or inability to re-lease space that becomes vacant. Such volatility may also adversely affect our liquidity position, which could disrupt our business and adversely materially impact our financial results.

The impact and effects of any future health crises, pandemics or epidemics will depend on various factors, including how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of potentially disrupted supply chains and industries, the impact of labor market interruptions, and the impact of government interventions. Health crises, pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

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

Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. While our Advisor has not integrated the use of artificial intelligence in our business currently, we could integrate it in the future and at this time cannot fully determine the impact of such evolving technology to our industry or business.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of customers for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including William S. Benjamin, Michael J. Blum, David M. Fazekas, Jay W. Glaubach, Marshall P. Hayes, Andrew E. Holm, Andrea L. Karp, Taylor M. Paul, Scott W. Recknor, David A. Roth, Julie B. Solomon, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer. In addition, our operating results could suffer as a result of any misconduct by any of these individuals.

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

In connection with contributions of property to the Operating Partnership, the Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built-in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations or similar considerations. While we may be able to avoid these indemnification requirements by contributing such properties to an acquired subsidiary real estate investment trust (a "Subsidiary REIT") prior to any such sale there can be no assurances that such strategies will be implemented or successful.

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

We, through the Operating Partnership, conduct a program to raise capital in private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act through the sale of DST Interests in specific DSTs holding DST Properties. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the properties the interests in which are sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, with such lease fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash (the "FMV Option"). Specifically, if the Operating Partnership exercises the FMV Option with respect to a DST, then the Operating Partnership may grant investors who own the DST Interests the option to (i) accept OP Units in exchange for their DST Interests (the "OP Unit Election"), (ii) sell their DST Interests to the Operating Partnership for cash (the "Cash Election"), or (iii) dispose of their DST Interests using a combination of the OP Unit Election and the Cash Election, in which case the Operating Partnership will make at least 15% of the total consideration payable with respect to the exercise of the FMV Option available in cash to fund payments to holders of DST Interests making the Cash Election with respect to all or a portion of their DST Interests. In the event the Operating Partnership elects not to exercise the purchase option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the purchase option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the DST an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the DST to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the DST by the master tenant will be required.

Further, investors who acquired DST Interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, U.S. federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

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

In connection with our DST Program, we may own DST Interests in DSTs owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.

Properties that are placed into the DST Program (each, a “Original DST Program Asset”) may later be reacquired through exercise of the fair market value purchase option granted to our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership (the “Original DST Investors”) will generally remain tied to the Original DST Program Asset in terms of basis and built-in-gain. As a result, if the Original DST Program Asset is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the Original DST Investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the Original DST Investors with similar considerations if such replacement property ever is sold. There may be way to avoid triggering the Original DST Investors' built-in-gain, such as by contributing such properties to a Subsidiary REIT prior to any such sale. However, there can be no assurances that such strategies will be implemented or successful. In addition, contributing such properties to a Subsidiary REIT may indirectly negatively impact our stockholders because the tax liability would be borne by the Operating Partnership, which would be allocated pro rata to all limited partners of the Operating Partnership, including us and our stockholders, rather than limiting the impact to just the applicable DST Investors. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to Original DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

Investors who use DST Program Loans to acquire DST Interests as part of the DST Program may default on such loans.

As part of the DST Program, a subsidiary of ours will provide DST Program Loans of no more than 50% of the purchase price to certain Original DST Investors who acquire DST Interests. DST Program Loans will be secured by the DST Interests acquired using the DST Program Loan, and will be non-recourse to the borrowing Original DST Investors subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the asset underlying the DST Interests acquired by the Original DST Program Investor declines after the Original DST Investor’s borrowing with respect to a DST Program Loan, or if there is otherwise a default on a DST Program Loan.

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

We may be limited or restricted in engaging in Section 1031 Exchanges.

We may dispose of properties in transactions intended to qualify as Section 1031 Exchanges. Such Section 1031 Exchanges are intended to result in the deferral of gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a Section 1031 Exchange could require us to pay U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.

Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (i) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (ii) they actually received an improper personal benefit in money, property or services or, (iii) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our independent directors and executive officers. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, the Advisor and its affiliates for any liability or loss suffered by them unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets and not from the stockholders.

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

Existing stockholders and new investors purchasing shares of common stock in our securities offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 2,700,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 2,500,000,000 shares are designated as common stock, 500,000,000 of which are classified as Class D shares (100,000,000 of which are designated as a series of Class D shares named Class D-R shares and 400,000,000 of which are designated as a series of Class D shares named Class D-PR shares), 100,000,000 of which are classified as Class E shares, 1,300,000,000 of which are classified as Class I shares (600,000,000 of which are designated as a series of Class I shares named Class I-R shares and 700,000,000 of which are designated as a series of Class I shares named Class I-PR shares), 500,000,000 of which are classified as Class S shares (100,000,000 of which are designated as a series of Class S shares named Class S-R shares and 400,000,000 of which are designated as a series of Class S shares named Class S-PR shares) and 100,000,000 of which are classified as Class T shares (all of which are designated as a series of Class T shares), and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our securities offerings will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan, our current and future securities offerings. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

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

Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation or the business relationships or reputations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with essential services, which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks. These attacks may take the form of an intentional attack or an unintentional event, either of which could involve a third party gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, along with the Advisor and the Dealer Manager, have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information, which are becoming more difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Advisor’s employees, the Dealer Manager, our transfer agent and others, and other sensitive information that our Adviser collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and our Advisor must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and our Advisor’s cybersecurity risks.

The result of any security incident or cyber-attack may include disrupted operations, including our, our Advisor’s, our counterparties’ or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfer of money, liability for stolen assets or improperly accessed information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The costs related to cyber-attacks or other security incidents or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares and third party service providers. Ares has implemented processes, procedures and internal controls to help mitigate security incidents and cyber-attacks and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security interests and cyber-attacks (see Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding such processes, procedures and internal controls), but these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident.

In addition, Ares is dependent on third-party service providers for hosting hardware, software and data processing systems that they do not control. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside their immediate control, and cyber-attacks on us, our Advisor, the Dealer Manager, our transfer agent, Ares or on third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that Ares’ networks and its partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that support services. Ares’ ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.

Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and may be enhanced by artificial intelligence technologies, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world. State and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in Annual Reports on Form 10-K.

With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our, our Advisor’s, and Ares’ policies and systems designed to manage cybersecurity risks and related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act and the New York SHIELD Act. The SEC has also indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our Advisor's responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our Advisor to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.

In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.

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

We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (residential, industrial, retail and office) and investments in real estate debt and securities. To a lesser extent, we invest in and/or intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as student housing, data centers, credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property sector and type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) customer concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.

We may alter our exposure to various real property sectors and we may not always own properties in each sector.

We currently focus our investment activities primarily across the major U.S. property sectors (residential, industrial, retail and office) and investments in real estate debt and securities but to a lesser extent intend to strategically invest in other sectors such as student housing, data centers, credit lease, self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure. Although we aim to diversify our real property portfolio by owning properties in a number of these sectors, we may not always have significant holdings, or any holdings at all, in each sector. We may elect to increase or decrease our holdings in each sector at any time and we may change our target property sectors at any time. If we decrease or eliminate our holdings in any property sector or cease to target any of these property sectors our real property portfolio will be less diversified and we may not realize the benefits of diversification.

We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.

From 2022 to 2024, we disposed of approximately $373.0 million of properties and we acquired approximately $2.48 billion of properties. The properties that we sold were generally higher-yielding than the new properties we acquired, although we believe the acquired assets exhibit greater potential for future growth. We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased tenant demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to stockholders and reduce their overall returns.

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

When a tenant at one of our real properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new tenant improvements in the vacated space. We expect to invest the net proceeds from our securities offerings in real estate-related investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds that may be required in the future for tenant improvements and tenant refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our real properties. If we defer such improvements, the applicable real properties may decline in value, and it may be more difficult for us to attract or retain customers to such real properties or the amount of rent we can charge at such real properties may decrease. We cannot assure our stockholders that we will have any sources of funding available to us for the repair or reconstruction of damaged real property in the future.

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

The Advisor intends to hire property managers, which may include affiliates of the Advisor, to manage our properties and leasing agents to lease vacancies in our properties. The property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.

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

Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Ares may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

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

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of increased market volatility. Such market conditions could re-occur and could impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of any CMBS investments quickly. Additionally, certain securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell any such investments.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions may affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, natural disasters, terrorist attacks, war, demand and/or real estate values generally. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

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

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, payments to us may be reclaimed under certain circumstances if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

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

We face risks associated with our mortgage origination program.

Under our mortgage origination program, we originate mortgage loans with the intent to sell such loans to another party within a short period of time. We intend to borrow funds to originate such mortgage loans, and the size of such loans and our borrowings in connection therewith may be significant. Although we intend to sell each mortgage loan shortly after origination, we may be unable to secure a buyer for a loan, which would result in us holding the loan for longer than intended, requiring us to pay additional interest to the lender and subjecting us to heightened interest rate risk until we are able to sell the loan. Additionally, in order to secure borrowing for a mortgage origination, a lender may require our Sponsor to guarantee the borrowing, and our Sponsor will require us to pay a fee for such guarantee, reducing the proceeds we receive in connection with such origination.

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

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of any such CMBS investments quickly. Additionally, certain securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell any such investments.

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

CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

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

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or the Advisor, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and record-keeping requirements.

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

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets, as well as potential trade wars.

Some of our real estate-related securities investments may be denominated in foreign currencies, and therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in the investment in securities generally discussed in this Annual Report on Form 10-K, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses, the administrative burden of complying with a wide variety of foreign laws and the economic uncertainty that may be cause by the President’s imposition of tariffs on such countries and any retaliatory measure taken by such countries.

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

We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2024, our leverage ratio is approximately 41.2% and is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.

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

As of December 31, 2024, our variable rate debt represented approximately 58.4% of our total debt. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates and/or do not have fixed rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, from time to time we may finance or refinance our investments, or obtain new interest rate hedges in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest and/or hedging expense, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.

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

When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2024, we were in compliance with our financial covenants.

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

Our debt may be subject to the fluctuation of market interest rates such as Term Secured Overnight Financing Rate (“Term SOFR”), Sterling Overnight Index Average Reference Rate (“SONIA”), Prime rate and other benchmark rates. Should such interest rates increase, our variable rate debt service payments may also increase, reducing cash available for distributions. Furthermore, if we need to refinance existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times given the property may not support the same level of loan proceeds, which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

If we were to use repurchase agreements to finance our securities investments, we may be exposed to risks that could result in losses.

We or the joint ventures in which we invest may use repurchase agreements as a form of leverage to finance our securities and loan investments, and the proceeds from repurchase agreements generally are invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Furthermore, lenders may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the contract, and if we fail to resolve such margin calls when due, the lenders may exercise remedies, including taking ownership of the assets securing the applicable obligations. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because distributions to stockholders would no longer be deductible in computing our taxable income, resulting in additional tax liability. In addition, we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

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

From time to time, we may generate taxable income greater than cash flow due to differences in timing between the recognition of taxable income and the actual receipt of cash. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

Contributions of properties to a Subsidiary REIT or TRS could result in our recognizing additional taxable income.

We may choose to transfer certain properties held by the Operating Partnership to a Subsidiary REIT or TRS. Such transfer would generally be structured to be in a manner to qualify as a tax-free contribution under Section 351 of the Code and would allow such properties to be sold at a later date without triggering the recognition of “built-in gain” by the original contributor of such properties to the Operating Partnership. Upon such transfer, the Subsidiary REIT or TRS, and not the Operating Partnership, would be entitled to claim any depreciation deductions relating to the transferred property. This could result in a higher amount of taxable income being allocated to us under the Operating Partnership Agreement than would be allocated in the absence of such transfer to the Subsidiary REIT or TRS.

Our stockholders may have current tax liability on distributions if our stockholders elect to reinvest in shares of our common stock.

Even if our stockholders participate in our DRIP, our stockholders will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, our stockholders that are not tax-exempt entities may have to use funds from other sources to pay their tax liability on the value of the common stock received.

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

In certain circumstances, we may be subject to U.S federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

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

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT because we may then own more than 10% of the securities of an issuer that was neither a REIT, a qualified REIT subsidiary nor a TRS.

If any Subsidiary REIT failed to qualify as a REIT, we could fail to remain qualified as a REIT.

We own and may acquire direct or indirect interests in one or more Subsidiary REITs. A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourself of certain relief provisions.

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

In addition, the Code provides a safe harbor that, if met, allows us to avoid being treated as engaged in a prohibited transaction. In order to meet the safe harbor, (i) we must have held the property for at least two years (and, in the case of property which consists of land or improvements not acquired through foreclosure, we must have held the property for two years for the production of rental income), (ii) we must not have made aggregate expenditures includible in the basis of the property during the two-year period preceding the date of sale that exceed 30% of the net selling price of the property, and (iii) during the taxable year the property is disposed of, we must not have made more than seven property sales or, alternatively, the aggregate adjusted basis or fair market value of all the properties sold by us during the taxable year must not exceed 10% of the aggregate adjusted basis or 10% of the fair market value, respectively, of all our assets as of the beginning of the taxable year (with the 10% thresholds increased to 20% in certain circumstances). If the seven-sale limitation in (iii) above is not satisfied, substantially all of the marketing and development expenditures with respect to the property must be made through an independent contractor from whom we do not derive or receive any income (or, in certain circumstances, by a TRS). We will endeavor to avoid engaging in prohibited transactions or we will attempt to comply with the safe harbor provisions. There is no assurance, however, that we will not engage in prohibited transactions.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, 50% or more (based on the value of its shares) is held directly or indirectly by U.S. holders. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-publicly traded REITs, non-publicly traded regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period.

Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. There can be no assurance that we are or will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not, however, expect any of our shares to be regularly traded on an established securities market. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors (unless an exception to FIRPTA applies to such investor).

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

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because our classes of shares should already qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this “publicly-offered securities” exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code or we are required to alter our operations to comply with ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on stockholder investment and our performance.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by Ares, the parent company of our Advisor. Ares’ cybersecurity strategy prioritizes the detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares’ enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares’ cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Ares’ cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Advisor or Ares. Ares’ cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats, including those which may impact us, our Advisor or Ares, is integrated into Ares’ Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares ERC”), as discussed below. In addition, Ares periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares. Ares’ cybersecurity training programs also include annual certification requirements for employees of Ares with respect to certain policies supporting the cybersecurity program including the Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares’ and our critical third-party service providers and other partners. Ares also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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

Material Impact of Risks from Cybersecurity Threats

In the last three fiscal years, we have not experienced a material information security breach incident that has materially affected our business strategy, results of operations or financial conditions. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—Risks Related to Our General Business Operations and Our Corporate Structure—Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations…which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares’ dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares’ CISO, who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares CISO reports cybersecurity updates to the Ares ERC. The Ares ERC is a committee that governs and oversees the Ares Enterprise Risk Program, including cybersecurity. The Ares ERC includes members of Ares’ senior executive management, including its CEO, Co-Presidents, CFO, General Counsel, Global Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares ERC. The Ares ERC, through regular consultation with the Ares internal cybersecurity team and representatives from our Advisor, assesses, discusses, and prioritizes Ares’ approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

Our audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares’ Head of Enterprise Risk. Such reporting includes updates on Ares’ cybersecurity program as it impacts us, the external threat environment, and Ares’ programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and Ares’ preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

ITEM 2.PROPERTIES

As of December 31, 2024, our consolidated real property portfolio consisted of 124 properties, totaling approximately 24.6 million square feet located in 37 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, 161 credit lease properties, seven industrial properties, 13 data center investments and five debt-related investments as of December 31, 2024. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2024 acquisition and disposition activity and “Note 4 to the Consolidated Financial Statements” for detail relating to our unconsolidated joint venture partnerships. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.

As used herein, the term “commercial” refers to our industrial, retail and office properties or customers, as applicable.

Portfolio Overview. We currently group our real property portfolio into five categories: residential, industrial, retail, office and other. The following table summarizes our real property portfolio by category as of December 31, 2024:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Residential properties	11	22	6,070	24.7%	$28.84	92.3%	$2,331,100	40.5%
Industrial properties	31	69	14,219	57.7	6.99	97.7	2,102,900	36.5
Retail properties	8	18	2,292	9.3	20.15	96.7	694,900	12.1
Office properties	6	7	1,381	5.6	37.93	79.2	464,850	8.1
Other properties	4	8	669	2.7	19.85	82.6	164,300	2.8
Total real property portfolio	37	124	24,631	100.0%	$15.23	94.8%	$5,758,050	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2024.

Market Diversification. The following table summarizes certain operating metrics of our real property portfolio by market and by category as of December 31, 2024:

			% of Gross		% of Total
	Number of	Investment in	Investment	Rentable	Rentable	% Leased
($ and square feet in thousands)	Properties	Real Estate Properties	Amount	Square Feet	Square Feet	(1)
Residential properties:
Atlanta, GA	2	$178,668	3.2%	567	2.3%	90.5%
Central Florida	3	436,989	7.8	958	3.9	91.4
Charlotte, NC	2	168,466	3.0	487	2.0	88.6
Dallas, TX	4	360,795	6.5	1,124	4.6	93.6
D.C. / Baltimore	1	96,673	1.7	288	1.2	95.0
Denver, CO	1	80,971	1.5	201	0.8	94.6
Pennsylvania	1	93,277	1.7	235	1.0	93.7
San Antonio, TX	2	151,589	2.7	592	2.4	90.3
Seattle, WA	1	123,378	2.2	208	0.8	90.4
South Florida	4	464,938	8.4	1,202	4.9	93.3
Tucson, AZ	1	125,695	2.3	208	0.8	98.7
Total residential properties (6,734 units)	22	2,281,439	41.0	6,070	24.7	92.3
Industrial properties:
Atlanta, GA	1	66,470	1.2	798	3.2	100.0
Bay Area, CA	3	168,269	3.0	614	2.5	92.0
Central Florida	6	243,386	4.4	1,413	5.7	92.9
Charlotte, NC	1	22,625	0.4	208	0.8	100.0
Chicago, IL	1	9,480	0.2	110	0.4	100.0
Cincinnati, OH	2	34,039	0.6	395	1.6	100.0
Cleveland, OH	1	7,569	0.1	98	0.4	100.0
Columbus, OH	4	95,291	1.7	1,006	4.1	100.0
Dallas, TX	1	19,764	0.4	230	0.9	100.0
D.C. / Baltimore	2	17,250	0.3	75	0.3	100.0
Denver, CO	2	59,130	1.1	365	1.5	100.0
Grand Rapids, MI	1	7,009	0.1	189	0.8	100.0
Greater Boston	1	56,844	1.0	234	1.0	100.0
Houston, TX	5	138,610	2.5	1,210	4.9	93.5
Indianapolis, IN	7	135,257	2.4	1,591	6.5	100.0
Las Vegas, NV	2	33,790	0.6	276	1.1	100.0
Louisville, KY	1	19,393	0.4	235	1.0	100.0
Metro New York	2	29,798	0.5	172	0.7	100.0
Minneapolis / St. Paul, MN	1	6,193	0.1	108	0.4	100.0
New Jersey	4	68,459	1.2	571	2.3	100.0
Oklahoma City, OK	1	6,862	0.1	81	0.3	100.0
Pennsylvania	3	94,970	1.7	564	2.3	81.9
Phoenix, AZ	3	65,846	1.2	337	1.4	100.0
Portland, OR	1	15,723	0.3	123	0.5	100.0
Reno, NV	1	68,883	1.3	723	2.9	100.0
Richmond, VA	3	74,110	1.3	618	2.5	100.0
Salt Lake City, UT	2	144,067	2.6	916	3.7	100.0
San Antonio, TX	3	50,141	0.9	538	2.2	100.0
San Diego, CA	1	26,452	0.5	136	0.6	100.0
South Florida	1	14,197	0.3	76	0.3	100.0
Southern California	2	68,577	1.2	209	0.9	100.0
Total industrial properties	69	1,868,454	33.6	14,219	57.7	97.7

			% of Gross		% of Total
	Number of	Investment in	Investment	Rentable	Rentable	% Leased
($ and square feet in thousands)	Properties	Real Estate Properties	Amount	Square Feet	Square Feet	(1)
Retail properties:
Atlanta, GA	1	58,304	1.0	328	1.4	99.4
Birmingham, AL	1	45,450	0.8	193	0.8	94.9
D.C. / Baltimore	1	40,926	0.7	131	0.5	100.0
Greater Boston	10	266,945	4.8	982	4.0	96.0
New Jersey	1	67,069	1.2	226	0.9	95.5
Raleigh, NC	1	45,267	0.8	125	0.5	96.1
South Florida	2	114,956	2.1	206	0.8	96.9
Tulsa, OK	1	36,110	0.7	101	0.4	97.7
Total retail properties	18	675,027	12.1	2,292	9.3	96.7
Office properties:
Austin, TX	1	84,789	1.5	272	1.1	78.2
Dallas, TX	1	52,723	0.9	161	0.7	93.0
D.C. / Baltimore	1	92,300	1.7	128	0.5	72.8
Metro New York	1	269,524	4.8	597	2.4	75.8
Minneapolis / St. Paul, MN	1	38,202	0.7	100	0.4	62.6
New Jersey	2	47,404	0.9	123	0.5	100.0
Total office properties	7	584,942	10.5	1,381	5.6	79.2
Other properties:
Central Florida	2	22,547	0.4	127	0.5	84.0
New Jersey	1	23,941	0.4	90	0.3	76.6
Pennsylvania	3	63,067	1.2	291	1.2	83.8
South Florida	2	44,030	0.8	161	0.7	82.7
Total other properties	8	153,585	2.8	669	2.7	82.6
Total real property portfolio	124	$5,563,447	100.0%	24,631	100.0%	94.8%
(1)	Percentage leased is based on executed leases as of December 31, 2024.

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

Lease Expirations. As of December 31, 2024, the weighted-average remaining term of our total leased commercial portfolio was approximately 4.4 years based on annualized base rent and 3.9 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our commercial properties for leases in place as of December 31, 2024, without giving effect to the exercise of renewal options or termination rights, if any. The table excludes our residential and self-storage properties as substantially all leases at such properties expire within 12 months.

	Number of		% of Total		% of Total
	Commercial	Annualized Base	Annualized Base	Leased	Leased Square
($ and square feet in thousands)	Leases	Rent (1)	Rent (1)	Square Feet	Feet
2025 (2)	52	$17,477	9.5%	1,494	8.7%
2026	76	21,719	11.8	2,488	14.4
2027	72	25,690	14.0	2,839	16.5
2028	87	28,396	15.4	2,898	16.8
2029	75	29,684	16.2	3,321	19.3
2030	42	15,317	8.3	903	5.2
2031	29	9,220	5.0	1,097	6.4
2032	27	13,554	7.4	1,035	6.0
2033	26	7,661	4.2	406	2.4
2034	23	5,956	3.2	353	2.1
Thereafter	26	9,230	5.0	385	2.2
Total leased	535	$183,904	100.0%	17,219	100.0%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2024, multiplied by 12.
(2)	Includes three leases totaling approximately 11,000 square feet that expired on December 31, 2024.

Customer Diversification. We believe that the customer base that occupies our real property portfolio is generally stable and well-diversified. As of December 31, 2024, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. The following table reflects our 10 largest customers, based on annualized base rent, as of December 31, 2024:

			% of Total		% of Total
	Number of	Annualized	Annualized	Leased	Leased Square
($ and square feet in thousands)	Locations (1)	Base Rent (2)	Base Rent (2)	Square Feet	Feet
S.P. Richards Company	10	$9,481	2.7%	1,331	5.7%
Stop & Shop	7	8,034	2.2	449	1.9
Amazon.com / Whole Foods	5	5,500	1.5	604	2.6
Mizuho Bank Ltd.	1	4,570	1.3	107	0.5
FedEx	2	4,493	1.3	999	4.3
Harvest Right	1	2,952	0.8	340	1.5
Apple, Inc.	1	2,757	0.8	94	0.4
Best Buy Stores	2	2,422	0.7	153	0.6
Mattress Firm, Inc.	6	2,349	0.7	190	0.8
Financial Industry Regulatory Authority, Inc.	1	2,200	0.6	49	0.2
Total	36	$44,758	12.6%	4,316	18.5%
(1)	Reflects the number of properties for which the customer has at least one lease in-place.
(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2024, multiplied by 12.

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

Industry Diversification. We intend to maintain a well-diversified mix of customers to limit our exposure to any single customer or industry. Our diversified investment strategy inherently provides for customer diversity, and we continue to monitor our exposure relative to our larger customer industry sectors. The following table reflects the 10 largest industry concentrations within our portfolio, based on annualized base rent, as of December 31, 2024 and assumes that our residential and self-storage investments are not concentrated within any specific industry:

			% of Total		% of Total
	Number of	Annualized	Annualized Base	Leased Square	Leased Square
($ and square feet in thousands)	Leases	Base Rent (1)	Rent	Feet	Feet
Storage / Warehousing	25	$20,148	5.7%	2,956	12.7%
Professional Services	52	16,029	4.5	669	2.9
Financial	26	14,731	4.1	338	1.4
Supermarket	17	14,245	4.0	843	3.6
Food & Beverage	83	12,809	3.6	784	3.3
Transportation / Logistics	13	7,652	2.2	1,243	5.3
Healthcare Services	40	7,627	2.1	255	1.1
Apparel / Clothing	18	6,657	1.9	786	3.4
Manufacturing	13	6,280	1.8	1,036	4.4
Post & Courier Services	8	6,151	1.7	1,167	5.0
Total	295	$112,329	31.6%	10,077	43.1%
(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2024, multiplied by 12.

DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific DSTs holding real properties. The following table presents our DST Program activity for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
DST Interests sold	$797,022	$479,155	$758,995
DST Interests financed by DST Program Loans	63,332	51,360	51,496
Income earned from DST Program Loans (1)	6,793	5,155	3,420
Unrealized loss on DST Program Loans	(17)	—	—
Unrealized (loss) gain on financing obligations	(2,034)	932	—
Gain on extinguishment of financing obligations (2)	41,050	—	—
(Decrease) increase in financing obligation liability appreciation (3)	(69)	(459)	31,737
Rent obligation incurred under master lease agreements (3)	62,549	57,916	47,021
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in gain (loss) on extinguishment of debt and financing obligations, net on the consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.
(3)	Included in interest expense on the consolidated statements of operations.

During the years ended December 31, 2024, 2023 and 2022, 83.6 million OP Units, 27.3 million OP Units and 28.8 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $639.1 million, $228.3 million and $252.6 million, respectively, in accordance with our UPREIT structure. In addition, we paid $3.9 million in cash in exchange for DST Interests during the year ended December 31, 2024. There was no cash paid in exchange for DST Interests during the years ended December 31, 2023 or 2022. As of December 31, 2024 and 2023, our DST Program Loans had a combined carrying value $120.9 million and $117.0 million, respectively. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2024, we had approximately $2.7 billion of consolidated indebtedness with a weighted-average interest rate of 5.01%, which includes the effects of the interest rate swap and cap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2024 was 2.1 years, excluding the impact of certain extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2024 was approximately $2.31 billion. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.LEGAL PROCEEDINGS

From time to time, we, our executive officers, directors and our Advisor, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments, and we and our Advisor are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Advisor or legal or regulatory proceedings or investigations against us or our Advisor, respectively. We incur significant costs and expenses in connection with any such proceedings, information requests, and investigations.

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

Quarter	Low	High
2024
First Quarter	$7.6998	$7.9943
Second Quarter	$7.4911	$7.6794
Third Quarter	$7.4662	$7.4965
Fourth Quarter	$7.5083	$7.5867
2023
First Quarter	$8.6328	$8.7312
Second Quarter	$8.3938	$8.6056
Third Quarter	$8.2246	$8.3374
Fourth Quarter	$8.0218	$8.2077

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals and valuations for certain of our debt-related assets, reviewing annual third-party real property appraisals, reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. See Exhibit 99.2 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $5.76 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $5.48 billion, representing a difference of approximately $279.5 million, or 5.1%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2024 and September 30, 2024:

	As of
(in thousands)	December 31, 2024	September 30, 2024
Investments in residential properties	$2,331,100	$1,936,450
Investments in industrial properties	2,102,900	1,820,750
Investments in retail properties	694,900	685,650
Investments in office properties	464,850	462,500
Investments in other properties (1)	164,300	158,550
Total investment in real estate properties	5,758,050	5,063,900
Investments in real estate debt and securities	549,471	447,858
Investments in unconsolidated joint venture partnerships	235,413	272,168
DST Program Loans	120,651	124,711
Total investments	6,663,585	5,908,637
Cash and cash equivalents	19,554	21,020
Restricted cash	7,865	7,176
Other assets	71,071	64,232
Line of credit, term loans and mortgage notes	(2,723,502)	(2,176,697)
Financing obligations associated with our DST Program	(1,335,598)	(1,334,129)
Other liabilities	(105,577)	(117,860)
Accrued performance participation allocation	—	—
Accrued advisory fees	(3,646)	(3,474)
Noncontrolling interests in consolidated joint venture partnerships	(15,832)	(7,126)
Aggregate Fund NAV	$2,577,920	$2,361,779
Total Fund Interests outstanding	339,795	315,086
(1)	Includes self-storage properties.

The following table sets forth the NAV per Fund Interest as of December 31, 2024:

(in thousands, except per Fund Interest data)	Total	Class T-R Shares	Class S-R Shares	Class D-R Shares	Class I-R Shares	Class E Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	OP Units
Monthly NAV	$2,577,920	$204,633	$332,001	$46,352	$447,601	$327,668	$5,005	$100	$4,604	$1,209,956
Fund Interests outstanding	339,795	26,972	43,761	6,110	58,998	43,190	660	13	607	159,484
NAV Per Fund Interest	$7.5867	$7.5867	$7.5867	$7.5867	$7.5867	$7.5867	$7.5867	$7.5867	$7.5867	$7.5867

Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of December 31, 2024, we estimated approximately $69.9 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the DSTs and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.10% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of December 31, 2024, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

						Weighted-
	Residential	Industrial	Retail	Office	Other	Average Basis
Exit capitalization rate	5.3%	5.8%	6.4%	7.2%	5.6%	5.8%
Discount rate / internal rate of return	7.0%	7.3%	7.3%	8.7%	7.7%	7.3%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0	10.0

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

	Hypothetical						Weighted-
Input	Change	Residential	Industrial	Retail	Office	Other	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.1%	3.0%	2.4%	2.5%	2.9%	2.9%
	0.25% increase	(2.9)%	(2.8)%	(2.2)%	(2.3)%	(2.6)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.0%	1.9%	2.0%	1.9%	2.0%
	0.25% increase	(1.9)%	(2.0)%	(1.8)%	(2.0)%	(1.9)%	(1.9)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of December 31, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2024 was $42.5 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $42.5 million, or $0.12 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2024:

(in thousands)	As of December 31, 2024
Total stockholders' equity	$745,824
Noncontrolling interests	660,147
Total equity under GAAP	1,405,971

Adjustments:
Accrued distribution fee (1)	69,922
Redeemable noncontrolling interests (2)	9,381
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	331,644
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	23,117
Accumulated depreciation and amortization (5)	793,232
Other adjustments (6)	(55,347)
Aggregate Fund NAV	$2,577,920
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, certain of our DST Program Loans, and certain of our investments in real estate debt and securities, are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity are valued at par (i.e. at their respective outstanding balances).

(4)	Certain of our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with those investments in unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $8.02 per share as of December 31, 2023 to $7.59 per share as of December 31, 2024. The decrease in NAV was primarily driven by expansion in the capital market assumptions that are a major factor used in the valuation of our real estate portfolio. This decrease was partially offset by strong leasing and above-average market rent growth in our industrial properties.

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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
(as of December 31, 2024) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.11)%	(4.54)%	(4.54)%	0.22%	3.56%	4.30%	5.43%
Adjusted Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.46)%	(4.86)%	(4.86)%	0.81%	3.92%	4.40%	5.51%
Difference	(0.65)%	0.32%	0.32%	(0.59)%	(0.36)%	(0.10)%	(0.08)%

Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.35%	(1.20)%	(1.20)%	1.37%	4.28%	4.61%	5.54%
Adjusted Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.02%	(1.53)%	(1.53)%	1.98%	4.64%	4.71%	5.62%
Difference	(0.67)%	0.33%	0.33%	(0.61)%	(0.36)%	(0.10)%	(0.08)%

Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.11)%	(4.54)%	(4.54)%	0.22%	3.56%	4.30%	5.43%
Adjusted Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.46)%	(4.86)%	(4.86)%	0.81%	3.92%	4.40%	5.51%
Difference	(0.65)%	0.32%	0.32%	(0.59)%	(0.36)%	(0.10)%	(0.08)%

Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.35%	(1.20)%	(1.20)%	1.37%	4.28%	4.61%	5.54%
Adjusted Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.02%	(1.53)%	(1.53)%	1.98%	4.64%	4.71%	5.62%
Difference	(0.67)%	0.33%	0.33%	(0.61)%	(0.36)%	(0.10)%	(0.08)%

Class D-R Share Total Return (3)	2.50%	(0.61)%	(0.61)%	1.98%	4.90%	5.21%	5.74%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.18%	(0.94)%	(0.94)%	2.59%	5.26%	5.31%	5.82%
Difference	(0.68)%	0.33%	0.33%	(0.61)%	(0.36)%	(0.10)%	(0.08)%

Class I-R Share Total Return (3)	2.57%	(0.36)%	(0.36)%	2.24%	5.16%	5.54%	6.10%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.24%	(0.69)%	(0.69)%	2.84%	5.53%	5.64%	6.18%
Difference	(0.67)%	0.33%	0.33%	(0.60)%	(0.37)%	(0.10)%	(0.08)%

Class E Share Return Total Return (3)	2.57%	(0.36)%	(0.36)%	2.24%	5.16%	5.57%	6.14%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.24%	(0.69)%	(0.69)%	2.84%	5.53%	5.67%	6.22%
Difference	(0.67)%	0.33%	0.33%	(0.60)%	(0.37)%	(0.10)%	(0.08)%

				One-Year
	Trailing			(Trailing		Three-Year		Five-Year		Ten-Year		Since Inception
(as of December 31, 2024) (1)	Three-Months	Year-to-Date		12-Months)		Annualized		Annualized		Annualized		Annualized (2)
Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.23)%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.47)%
Adjusted Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.58)%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.12)%
Difference	(0.65)%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.35)%

Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.35%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	3.14%
Adjusted Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.02%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	3.50%
Difference	(0.67)%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.36)%

Class D-PR Share Total Return (with upfront selling commissions) (3)	n/a %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.47)%
Adjusted Class D-PR Share Total Return (with upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.24)%
Difference	n/a %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.23)%

Class D-PR Share Total Return (without upfront selling commissions) (3)	n/a %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	1.05%
Adjusted Class D-PR Share Total Return (without upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	1.28%
Difference	n/a %	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.23)%

Class I-PR Share Total Return (3)	2.57%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	3.43%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.24%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	3.80%
Difference	(0.67)%	n/a	%	n/a	%	n/a	%	n/a	%	n/a	%	(0.37)%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Partial period returns are not calculated. Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)	NAV inception date for Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares (formerly known as Class T shares, Class S shares, Class D shares and Class I shares, respectively) and Class E shares was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024 and the inception date for Class D-PR was December 2, 2024, which is when we first sold shares of such share classes of our common stock. Since inception returns are not annualized for shared classes outstanding less than one year.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

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

During the year ended December 31, 2024, we issued and sold 660,000 Class S-PR shares, 13,000 Class D-PR shares and 607,000 Class I-PR shares and generated gross aggregate proceeds of $9.7 million in connection with the Private Offering. During the year ended December 31, 2024, aggregate upfront selling commissions and dealer manager fees of $64,000 were paid in connection with the Private Offering.

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

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. Further, our board of directors may make exceptions to, modify or suspend our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests. The above description of the share redemption program is a summary of certain of the terms of the share redemption program. Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K, for all the terms and conditions.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our redemption and repurchase history.

The table below summarizes the redemption activity for the three months ended December 31, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
October 31, 2024	1,400	$7.47	1,400	—
November 30, 2024	1,833	7.50	1,833	—
December 31, 2024 (3)	1,893	7.51	1,893	—
Total	5,126	$7.49	5,126	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in December 2024 are considered redeemed on January 1, 2025 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $39.7 million of shares of common stock for the three months ended December 31, 2024.

Distributions

We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Our total distributions declared, including distributions related to OP Units, during the years ended December 31, 2024, 2023 and 2022 were $122.0 million, $103.7 million and $87.4 million, respectively, which includes $31.9 million, $32.7 million and $29.9 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations for the years ended December 31, 2024, 2023, and 2022 was ($169.5) million, $16.0 million and $62.5 million, respectively. Accordingly, in certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In the future, we may continue to fund monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of monthly regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from securities offerings or decide to invest our capital in lower yielding assets, we may be required to fund our monthly cash distributions to our stockholders from a combination of our operating, investing, and financing activities, which include net proceeds of this offering, dispositions, and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

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

Holders

The following table summarizes the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of February 27, 2025:

	Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR
(shares or units in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	OP Units (1)
Shares or units outstanding	26,592	42,244	5,988	59,109	42,493	955	13	1,186	158,891
Number of holders of record	4,083	3,090	647	3,815	7,156	71	1	85	1,180
(1)	Includes Series 1 and 2 Class T-R OP Units, Series 1 and 2 Class S-R OP Units, Class D-R OP Units, Class I-R OP Units and Series 1 and 2 Class E OP Units. The number of holders of record for OP Units represent the number of third-party investors.

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2024, our consolidated real property portfolio consisted of 124 properties totaling approximately 24.6 million square feet located in 37 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, 161 credit lease properties, seven industrial properties, 13 data center investments and five debt-related investments as of December 31, 2024. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the year ended December 31, 2024, we raised gross proceeds of approximately $61.8 million from the sale of approximately 8.0 million shares of our common stock in our ongoing securities offerings, including proceeds from our distribution reinvestment plan of approximately $32.1 million. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our securities offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2024, we sold $797.0 million of gross interests related to the DST Program, $63.3 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

We currently group our real property portfolio into five categories: office, retail, residential, industrial and other. The following table summarizes our real property portfolio by category as of December 31, 2024:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Residential properties	11	22	6,070	24.7%	$28.84	92.3%	$2,331,100	40.5%
Industrial properties	31	69	14,219	57.7	6.99	97.7	2,102,900	36.5
Retail properties	8	18	2,292	9.3	20.15	96.7	694,900	12.1
Office properties	6	7	1,381	5.6	37.93	79.2	464,850	8.1
Other properties	4	8	669	2.7	19.85	82.6	164,300	2.8
Total real property portfolio	37	124	24,631	100.0%	$15.23	94.8%	$5,758,050	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2024.

As of December 31, 2024, we had six floating-rate debt-related investments with a weighted-average interest rate of 8.5% and a weighted-average remaining life of 1.0 years. As of December 31, 2024, the aggregate outstanding principal was $217.6 million, the aggregate carrying amount was $216.7 million and total aggregate current commitments were up to $256.6 million.

As of December 31, 2024, we had three available-for-sale debt securities, which were comprised of one CRE CLO, one CMBS and one preferred equity investment. As of December 31, 2024, the aggregate fair value of these investments was $136.6 million.

In December 2024, we originated our first debt-related investment through our mortgage loan origination program, which was established with the purpose to allow us to earn origination fees for originating mortgage loans for which we intend to sell to another party within a short period. As of December 31, 2024, the carrying amount of this loan, which is classified as held for sale, was $193.9 million and the outstanding principal amount was $196.0 million, with an interest rate of 7.0% and maturity date of January 2027. Subsequent to December 31, 2024, we sold this debt-related investment to a joint venture partnership in which we have an ownership interest for a sale price of $194.5 million, equal to the carrying cost of the debt-related investment on the date of sale.

We currently focus our investment activities primarily across the major U.S. property sectors (residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student and single-family rental housing), industrial, retail and office (which includes and/or may include medical office and life science laboratories)) and investments in real estate debt and securities. To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the residential and industrial sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the retail and office sectors, the former of which is largely grocery-anchored.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

Throughout 2024, the U.S. economy continued to expand with GDP growth driven by healthy household consumption and supported by the continued strength of the labor market, particularly in the first half of the year. While the Federal Reserve maintained a restrictive monetary policy stance for much of the year, inflation eased from peak levels and there were emerging signs of labor market softness. As a result, the Federal Reserve began easing monetary policy, reducing the federal funds rate by 100 basis points in the second half of 2024. However, in December 2024, persistent levels of inflation and continued strength in the labor markets led the Federal Reserve to take a more balanced monetary policy approach as opposed to its prior more accommodative approach by forecasting two 25 basis point rate reductions in 2025 as opposed to four 25 basis point rate reductions previously forecasted in September of 2024.

Against this backdrop of continued economic strength in 2024, publicly traded equity and credit markets delivered positive returns with incrementally lower risk premiums with expectations of lower future market rates. The overall stability in the economy and financial system supported increased values and liquidity in the market. These dynamics positively impacted the commercial real estate market, particularly during the second half of 2024, which delivered increased transactions and values.

Despite the overall improvement in the liquid capital markets throughout 2024, the commercial real estate markets continue to be impacted by macroeconomic factors, certain property specifics, regulatory changes and geopolitical risks. Regulated lending institutions continue to adjust their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Rising operating costs, such as property insurance, have further pressured cash flow performance across many real estate property types. Office properties, in particular, continue to experience particular challenges driven by the increased prevalence of remote work and elevated costs to operate, improve or repurpose office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates.

Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and continued in 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations are showing signs of recovery, and capitalization rates are stabilizing or compressing and we believe certain of these market trends will be offset by continued strong operating fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During 2024, we completed the following activities:

●	We acquired four residential, 16 industrial and six self-storage properties for an aggregate contractual purchase price of approximately $869.2 million. We also invested an aggregate of $137.5 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
●	We sold one industrial property, one parcel of land and two partial retail properties for net proceeds of approximately $31.2 million and recorded a net gain on sale of $12.9 million related to the sale of these properties.
●	We leased approximately 2.3 million square feet of our commercial properties, which included 0.2 million square feet of new leases and 2.1 million square feet of renewals. During 2024, rent growth on comparable commercial leases executed during the year averaged 32.6% when calculated using cash basis rental rates and 45.1% when calculated using GAAP basis rental rates. For our residential properties, rent growth on new and renewal leases executed during the year averaged 0.3%. As of December 31, 2024, rents across our residential properties and industrial properties, our two largest property segments, are estimated to be 4.5% and 22.9% below market (on a weighted-average basis), respectively, providing the opportunity for meaningful net operating income growth.
●	We increased our leverage ratio from 36.4% as of December 31, 2023, to 41.2% as of December 31, 2024. Our leverage ratio for reporting purposes is calculated as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $858.8 million from the sale of our common stock and DST Interests. This includes $61.8 million from the sale of 8.0 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan of $32.1 million, and $797.0 million of gross capital through private placement offerings by selling DST Interests, $63.3 million of which were financed by DST Program Loans.
●	We redeemed 24.9 million shares of common stock at a weighted-average purchase price of $7.69 per share for an aggregate amount of $191.6 million.
●	We entered into two mortgage loans for a combined $535.8 million, secured by one of our residential properties and several of our industrial properties, at a fixed interest rate of 5.06% for $60.8 million and a floating interest rate of 6.55% as of December 31, 2024 for $475.0 million.

Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

	For the Year Ended December 31,		Change
($ in thousands, except per share data)	2024	2023	$	%
Revenues:
Rental revenues	$370,851	$321,995	$48,856	15.2%
Debt-related income	46,642	31,175	15,467	49.6
Total revenues	417,493	353,170	64,323	18.2
Operating expenses:
Rental expenses	136,232	118,794	17,438	14.7
Real estate-related depreciation and amortization	152,777	149,985	2,792	1.9
General and administrative expenses	12,808	11,824	984	8.3
Advisory fees	40,786	38,645	2,141	5.5
Acquisition costs and reimbursements	7,034	7,034	—	NM
Valuation allowance on debt-related investment	—	(1,799)	1,799	100.0
Total operating expenses	349,637	324,483	25,154	7.8
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	14,531	(3,578)	18,109	NM
Interest expense	(188,318)	(148,517)	(39,801)	(26.8)
Gain on sale of real estate property	12,913	36,884	(23,971)	(65.0)
Unrealized loss on DST Program Loans	(17)	—	(17)	NM
Unrealized (loss) gain on financing obligations	(2,034)	932	(2,966)	NM
Gain (loss) on extinguishment of debt and financing obligations, net	41,050	(700)	41,750	NM
Gain on derivative instruments	402	126	276	NM
Provision for current expected credit losses	1,533	(1,997)	3,530	NM
Other income and expenses	6,583	4,950	1,633	33.0
Total other income (expenses)	(113,357)	(111,900)	(1,457)	(1.3)
Net loss before income tax expense	(45,501)	(83,213)	37,712	45.3
Income tax expense	(11,842)	—	(11,842)	NM
Net loss	(57,343)	(83,213)	25,870	31.1
Net loss attributable to redeemable noncontrolling interests	273	597	(324)	(54.3)
Net loss attributable to noncontrolling interests	19,935	20,189	(254)	(1.3)
Net loss attributable to common stockholders	$(37,135)	$(62,427)	$25,292	40.5%
Weighted-average shares outstanding—basic	188,336	203,291	(14,955)	(7.4)%
Weighted-average shares outstanding—diluted	305,179	267,556	37,623	14.1%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.20)	$(0.31)	$0.11	35.5%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $64.3 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the factors described below.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $48.9 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio and increased market rents at various industrial properties. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,		Change
($ in thousands)	2024	2023	$	%
Rental income	$360,139	$315,036	$45,103	14.3%
Straight-line rent	6,823	3,384	3,439	NM
Amortization of above- and below-market intangibles	3,889	3,575	314	8.8
Total rental revenues	$370,851	$321,995	$48,856	15.2%

NM = Not meaningful

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $15.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the growth of our investments in real estate debt and securities.

Total Operating Expenses. In aggregate, total operating expenses increased by $25.2 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the factors described below.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and tenant leasing costs. Total rental expenses increased by approximately $17.4 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to an increase in non-same store rental expenses resulting from significant net growth in our portfolio; and an increase in real estate taxes at various industrial properties. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense increased by $2.8 million for the year ended December 31, 2024, as compared to the previous year, primarily due to significant net growth in our portfolio, partially offset by the accelerated depreciation expense at our Bala Pointe property due to planned demolition of the building in advance of redevelopment in 2023.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $4.9 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to an increase in advisory fees of $2.1 million and a reversal of the full valuation allowance of $1.8 million on our debt-related investments.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(13.3) million impact on our net income (loss) for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the following:

●	an increase in interest expense of $39.8 million driven primarily by increased borrowings on our line of credit and additional mortgage notes and higher interest expense on financing obligations associated with an increase in the sale of interests related to our DST Program;
●	a decrease in gain on sale of real estate property of $24.0 million driven by a large gain recognized on a disposition in 2023; and
●	an increase in income tax expense of $11.8 million driven by activities of our taxable REIT subsidiaries associated with our DST Program, which resulted in taxable income for the period.

Partially offset by:

●	an increase in gain (loss) on extinguishment of debt and financing obligations, net of $41.8 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program; and
●	an increase in income (loss) from unconsolidated joint venture partnerships of $18.1 million driven by increased investment in joint venture partnerships and unrealized gains recognized on investments held by these joint venture partnerships.

Segment Summary for the Years Ended December 31, 2024 and 2023

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

We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnerships on the consolidated statements of operations. Other operating properties not meeting the same store criteria are reflected in the non-same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

The same store operating portfolio for the year ended December 31, 2024 as compared to the year ended December 31, 2023 presented below includes 88 properties totaling 17.8 million square feet owned as of January 1, 2023, which represented 72.4% of total rentable square feet as of December 31, 2024.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Net loss attributable to common stockholders	$(37,135)	$(62,427)
Debt-related income	(46,642)	(31,175)
Real estate-related depreciation and amortization	152,777	149,985
General and administrative expenses	12,808	11,824
Advisory fees	40,786	38,645
Acquisition costs and reimbursements	7,034	7,034
Valuation allowance on debt-related investment	—	(1,799)
(Income) loss from unconsolidated joint venture partnerships	(14,531)	3,578
Interest expense	188,318	148,517
Gain on sale of real estate property	(12,913)	(36,884)
Unrealized loss on DST Program Loans	17	—
Unrealized loss (gain) on financing obligations	2,034	(932)
(Gain) loss on extinguishment of debt and financing obligations, net	(41,050)	700
Gain on derivative instruments	(402)	(126)
Provision for current expected credit losses	(1,533)	1,997
Other income and expenses	(6,583)	(4,950)
Income tax expense	11,842	—
Net loss attributable to redeemable noncontrolling interests	(273)	(597)
Net loss attributable to noncontrolling interests	(19,935)	(20,189)
Property net operating income	$234,619	$203,201
Less: Non-same store property NOI	27,311	4,848
Same store property NOI	$207,308	$198,353

Our real property markets are aggregated into five reportable property segments: residential, industrial, retail, office, and other. Our property segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These property segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 17 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further information on our segments. Management considers rental revenues and property NOI aggregated by property segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

($ in thousands,	For the Year Ended December 31,		Change
except per square foot data)	2024	2023	$	%
Rental revenues:
Residential	$116,217	$116,304	$(87)	(0.1)%
Industrial	96,448	87,755	8,693	9.9
Retail	60,818	58,006	2,812	4.8
Office	50,102	51,149	(1,047)	(2.0)
Other	—	—	—	—
Total same store rental revenues	323,585	313,214	10,371	3.3
Non-same store properties	47,266	8,781	38,485	NM
Total rental revenues	$370,851	$321,995	$48,856	15.2%
Rental expenses:
Residential	$(53,729)	$(56,023)	$2,294	4.1%
Industrial	(23,836)	(19,384)	(4,452)	(23.0)
Retail	(15,847)	(15,301)	(546)	(3.6)
Office	(22,865)	(24,153)	1,288	5.3
Other	—	—	—	—
Total same store rental expenses	(116,277)	(114,861)	(1,416)	(1.2)
Non-same store properties	(19,955)	(3,933)	(16,022)	NM
Total rental expenses	$(136,232)	$(118,794)	$(17,438)	(14.7)%
Property NOI:
Residential	$62,488	$60,281	$2,207	3.7%
Industrial	72,612	68,371	4,241	6.2
Retail	44,971	42,705	2,266	5.3
Office	27,237	26,996	241	0.9
Other	—	—	—	—
Total same store property NOI	207,308	198,353	8,955	4.5
Non-same store properties	27,311	4,848	22,463	NM
Total property NOI	$234,619	$203,201	$31,418	15.5%
Same store average percentage leased:
Residential	92.0%	93.5%
Industrial	98.2	99.7
Retail	96.9	96.8
Office	79.9	81.4
Other	—	—
Same store average annualized base rent per square foot:
Residential	$28.37	$27.47
Industrial	7.28	6.89
Retail	20.15	19.94
Office	37.68	35.46
Other	—	—

NM = Not meaningful

Residential Segment. Our residential segment same store property NOI increased by approximately $2.2 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to decreased operating expenses due in part to reduced real estate taxes and non-recurring expenses at certain of our residential properties.

Industrial Segment. Our industrial segment same store property NOI increased by approximately $4.2 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to increased rental rates at various industrial properties, partially offset by reduced occupancy at Orlando V and North 5th Street.

Retail Segment. Our retail segment same store property NOI increased by approximately $2.3 million for the year ended December 31, 2024 compared to the same period in 2023, primarily due to increased occupancy at various properties and an early termination fee at Beaver Creek.

Office Segment. Our office segment same store property NOI remained constant for the year ended December 31, 2024 compared to the same period in 2023.

Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
GAAP net loss	$(57,343)	$(83,213)	$(49,663)
Weighted-average shares outstanding—diluted	305,179	267,556	233,304
GAAP net loss per common share—diluted	$(0.20)	$(0.31)	$(0.21)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	$152,777	$149,985	$134,617
Gain on sale of real estate property	(12,913)	(36,884)	(94,827)
Our share of adjustments from joint venture partnerships	6,595	7,114	3,434
FFO	89,116	37,002	(6,439)
FFO per common share—diluted	0.29	0.14	(0.03)
Adjustments to arrive at AFFO:
Performance participation allocation	—	—	23,747
Unrealized (gain) loss on financial instruments (1)	(40,796)	3,435	(2,252)
(Decrease) increase in financing obligation liability appreciation	(69)	(459)	31,737
Our share of adjustments from joint venture partnerships	(8,709)	733	(1,612)
AFFO	$39,542	$40,711	$45,181
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our DST Program Loans and financing obligations for which we have elected the fair value option, valuation allowance and changes to our provision for current expected credit losses on our debt related investments and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2024, we had approximately $659.2 million of borrowings, including scheduled amortization payments, becoming payable within the next 12 months, though the terms of the associated loan agreements for $548.2 million of these borrowings can be extended pursuant to two six-month extension options, subject to certain conditions. As of December 31, 2024, we had approximately $65.8 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $256.6 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of December 31, 2024. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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

As of December 31, 2024, our financial position was strong with 41.2% leverage, calculated as outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.7% occupied (94.8% leased) as of December 31, 2024 and is diversified across 124 properties totaling 24.6 million square feet across 37 geographic markets. Our properties contain a diverse roster of 444 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 40.5% residential, 36.5% industrial, 12.1% retail, which is primarily grocery-anchored, 8.1% office and 2.8% other properties in adjacent sectors.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2024	2023	$ Change
Total cash provided by (used in):
Operating activities	$(169,493)	$15,958	$(185,451)
Investing activities	(919,127)	(521,553)	(397,574)
Financing activities	1,096,352	508,075	588,277
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	—	21
Net increase in cash, cash equivalents and restricted cash	$7,753	$2,480	$5,273

2024 Cash Flows Compared to 2023 Cash Flows

Net cash provided by operating activities decreased by $185.5 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an origination of a held for sale debt-related investment, with a carrying value of $193.9 million as of December 31, 2024, partially offset by a $23.7 million settlement of the 2022 performance participation allocation in cash in January 2023.

Net cash used in investing activities increased by $397.6 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an increase in real estate property acquisition activity of $469.9 million, partially offset by a decrease in investments in available-for-sale debt securities of $99.2 million.

Net cash provided by financing activities increased by $588.3 million for the year ended December 31, 2024, compared to the same period in 2023, primarily due to an increase in net borrowing activity of $348.0 million and an increase in net offering activity from our DST Program and public offering of $239.1 million.

2023 Cash Flows Compared to 2022 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 13, 2024, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2023 and December 31, 2022.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2024, we had an aggregate of $1.70 billion of commitments under our unsecured credit agreement, including $900.0 million under our line of credit and $800.0 million under our two term loans. As of that date, we had: (i) $548.2 million outstanding under our line of credit; and (ii) $800.0 million outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.71%, which includes the effect of the interest rate swap and cap agreements related to $725.0 million in borrowings under our line of credit and our term loans.

As of December 31, 2024, the unused and available portions under our line of credit were $351.8 million and $297.1 million, respectively. Our $900.0 million line of credit matures in November 2025, and may be extended pursuant to two six-month extension options, subject to certain conditions, including the payment of extension fees. One $400.0 million term loan matures in November 2026, with no extension option available. Our other $400.0 million term loan matures in January 2027, with no extension option available. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of December 31, 2024, we had property-level borrowings of $1.37 billion outstanding with a weighted-average remaining term of approximately 2.7 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 5.31%. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of December 31, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property, net investments in our unconsolidated joint venture partnerships, investments in real estate-related securities and debt-related investments not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 41.2% as of December 31, 2024. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to higher interest rates and increased market volatility, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of December 31, 2024, we had $1.37 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the year ended December 31, 2024, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plan) was $61.8 million ($59.2 million net of direct selling costs).

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the periods indicated below:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$90,093	73.8%	$70,982	68.4%
Reinvested in shares	31,926	26.2	32,731	31.6
Total (2)	$122,019	100.0%	$103,713	100.0%
Sources of Distributions:
Cash flows from operating activities (3)	$—	—%	$15,958	15.4%
Borrowings	90,093	73.8	55,024	53.0
DRIP (4)	31,926	26.2	32,731	31.6
Total (2)	$122,019	100.0%	$103,713	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. See “Note 13 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	In the fourth quarter of 2024, we originated a held for sale debt-related investment, with a carrying value of $193.9 million as of December 31, 2024, which reduced our cash flows from operating activities for the year ended December 31, 2024 by the same amount. Subsequent to December 31, 2024, we sold this debt-related investment for a cash sale price of $194.5 million, which will be a cash inflow from operating activities in the first quarter of 2025.
(4)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.

For the years ended December 31, 2024 and 2023, our FFO was $89.1 million, or 73.0% of our total distributions, and $37.0 million, or 35.7% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our distributions.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2024, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except for per share data)	2024	2023	2022
Number of shares redeemed or repurchased	24,937	22,815	8,466
Aggregate dollar amount of shares redeemed or repurchased	$191,630	$193,859	$73,378
Average redemption or repurchase price per share	$7.69	$8.50	$8.67

For the years ended December 31, 2024 and 2023, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $191.6 million and $193.9 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties; and other longer-term borrowings. In addition, refer to “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.

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

Investment in Real Estate Properties

We first determine whether an acquisition constitutes a business or asset acquisition. Upon determination of an asset acquisition, the purchase price of a property is allocated to land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

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

Fair Value of Financing Obligations

The underlying interests in real properties sold to investors pursuant to the DST Program are leased-back by a wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership and the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests in the DST Program from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash. This results in a failed sale and leaseback transaction for accounting purposes; therefore, we record DST Interests as financing obligation liabilities.

We have elected the fair value option for certain financing obligations and, as such, these financing obligations are carried at fair value. Unrealized gains and losses on financing obligations are recorded as a component of other income (expenses) on our consolidated statements of operations. Financing obligations are valued on a recurring basis using discounted cash flow models. We utilize discount rates and exit capitalization rates as inputs in our valuation models. Changes in these assumptions could materially change the valuation of our financing obligations and have an impact on our results of operations and financial position.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of December 31, 2024, our fixed interest rate debt consisted of $654.8 million under our mortgage notes and $475.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 41.6% of our total consolidated debt as of December 31, 2024. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.10 billion and $1.13 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2024. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2024, our consolidated variable interest rate debt consisted of $548.2 million of borrowings under our line of credit, $325.0 million of borrowings under our term loans, and $714.2 million under our mortgage notes, which represented 58.4% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of December 31, 2024, we were exposed to market risks related to fluctuations in interest rates on $1.59 billion of consolidated borrowings; however, $966.3 million of these borrowings are capped through the use of nine interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2024, would increase our annual interest expense by approximately $1.6 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate current commitments of $256.6 million and aggregate outstanding principal of $217.6 million as of December 31, 2024, which can offset the interest rate risk associated with our variable interest rate borrowings.

Derivative Instruments. As of December 31, 2024, we had 19 outstanding derivative instruments with a total current notional amount of $1.44 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

Variable Interest Rate Debt Investments. In the case of a significant increase in interest rates, additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps. Alternatively, in the case of a significant decrease in interest rates, our debt-related investments could be adversely impacted and interest income from our debt-related investments could decrease substantially, which could reduce the effectiveness of our interest rate risk strategy described above.

Foreign Currency Risk

We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of December 31, 2024, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of financing obligations carried at fair value

As discussed in Notes 2, 7, and 8 to the consolidated financial statements, the Company has $878,386 thousand of financing obligations carried at fair value under the fair value option as of December 31, 2024. The Company measures the fair value of these financing obligations on a recurring basis using a discounted cash flow valuation technique.

We identified the evaluation of certain financing obligations carried at fair value as a critical audit matter. Challenging auditor judgment and specialized skills and knowledge were required to evaluate the method and certain significant assumptions used to estimate the fair value of the financing obligation. We performed a sensitivity analysis to determine the significant assumptions used to value certain financing obligations and identified the discount rates and exit capitalization rates as the significant assumptions. Changes in the significant assumptions or the use of a different valuation method could have a significant impact on the fair value of financing obligations.

The following are the primary procedures we performed to address this critical audit matter. For a selection of financing obligations, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	assessing the appropriateness of the valuation method utilized
●	comparing the discount rates for a selection of financing obligations to ranges of discount rates obtained from market data and relevant industry guides
●	comparing the exit capitalization rates for a selection of financing obligations to ranges of exit capitalization rates obtained from market data and relevant industry guides.

Assessment of the expected hold periods for investments in real estate properties

As described in Note 3 to the consolidated financial statements, the Company has $4,731,403 thousand of net investment in real estate properties as of December 31, 2024. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.

We identified the assessment of the expected hold periods for investments in real estate properties as a critical audit matter. A high degree of subjective auditor judgment was required in assessing the events or changes in circumstances used by the Company to evaluate the expected hold periods for investments in real estate assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s hold periods by inquiring of management, reading minutes of the meetings of the Company’s Board of Directors, and analyzing documents prepared by the Company regarding proposed real estate transactions and potential triggering events. We inquired of management and inspected documentation from the Company regarding the status and evaluation of any potential disposal of properties, which we corroborated with others in the organization who are responsible for, and have authority over, disposition activities

/s/ KPMG LLP

We have served as the Company’s auditor since 2005.

Denver, Colorado

March 6, 2025

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	December 31, 2024	December 31, 2023
ASSETS
Net investment in real estate properties	$4,731,403	$3,889,314
Investments in real estate debt and securities (includes $165,401 and $122,375 at fair value as of December 31, 2024 and December 31, 2023, respectively)	353,258	370,176
Debt-related investments, held for sale	193,902	—
Investments in unconsolidated joint venture partnerships (includes $38,386 and $0 at fair value as of December 31, 2024 and December 31, 2023, respectively)	212,296	153,305
Cash and cash equivalents	19,554	15,052
Restricted cash	7,865	4,614
DST Program Loans (includes $71,068 and $7,753 at fair value as of December 31, 2024 and December 31, 2023, respectively)	120,853	117,019
Other assets	92,118	89,926
Total assets	$5,731,249	$4,639,406
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$74,814	$66,386
Debt, net	2,700,468	1,961,120
Intangible lease liabilities, net	46,098	37,079
Financing obligations, net (includes $878,386 and $102,045 at fair value as of December 31, 2024 and December 31, 2023, respectively)	1,385,620	1,351,090
Distribution fees payable to affiliates	69,922	66,656
Other liabilities	38,975	33,913
Total liabilities	4,315,897	3,516,244
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	9,381	11,746
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 10)	1,803	1,972
Additional paid-in capital	1,956,646	1,895,789
Distributions in excess of earnings	(1,216,344)	(1,108,823)
Accumulated other comprehensive income	3,719	6,359
Total stockholders’ equity	745,824	795,297
Noncontrolling interests	660,147	316,119
Total equity	1,405,971	1,111,416
Total liabilities and equity	$5,731,249	$4,639,406

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenues:
Rental revenues	$370,851	$321,995	$289,234
Debt-related income	46,642	31,175	9,989
Total revenues	417,493	353,170	299,223
Operating expenses:
Rental expenses	136,232	118,794	103,953
Real estate-related depreciation and amortization	152,777	149,985	134,617
General and administrative expenses	12,808	11,824	10,570
Advisory fees	40,786	38,645	33,747
Performance participation allocation	—	—	23,747
Acquisition costs and reimbursements	7,034	7,034	5,427
Valuation allowance on debt-related investment	—	(1,799)	1,799
Total operating expenses	349,637	324,483	313,860
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	14,531	(3,578)	2,970
Interest expense	(188,318)	(148,517)	(140,406)
Gain on sale of real estate property	12,913	36,884	94,827
Unrealized loss on DST Program Loans	(17)	—	—
Unrealized (loss) gain on financing obligations	(2,034)	932	—
Gain (loss) on extinguishment of debt and financing obligations, net	41,050	(700)	—
Gain on derivative instruments	402	126	4,723
Provision for current expected credit losses	1,533	(1,997)	—
Other income and expenses	6,583	4,950	2,860
Total other income (expenses)	(113,357)	(111,900)	(35,026)
Net loss before income tax expense	(45,501)	(83,213)	(49,663)
Income tax expense	(11,842)	—	—
Net loss	(57,343)	(83,213)	(49,663)
Net loss attributable to redeemable noncontrolling interests	273	597	370
Net loss attributable to noncontrolling interests	19,935	20,189	9,314
Net loss attributable to common stockholders	$(37,135)	$(62,427)	$(39,979)
Weighted-average shares outstanding—basic	188,336	203,291	194,039
Weighted-average shares outstanding—diluted	305,179	267,556	233,304
Net loss attributable to common stockholders per common share—basic and diluted	$(0.20)	$(0.31)	$(0.21)

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(57,343)	$(83,213)	$(49,663)
Change from cash flow hedging activities	(1,850)	(11,589)	31,398
Change from activities related to available-for-sale debt securities	(46)	132	26
Comprehensive loss	(59,239)	(94,670)	(18,239)
Comprehensive loss attributable to redeemable noncontrolling interests	280	666	86
Comprehensive loss attributable to noncontrolling interests	20,934	23,830	4,740
Comprehensive loss attributable to common stockholders	$(38,025)	$(70,174)	$(13,413)

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance as of December 31, 2021	169,665	$1,696	$1,542,617	$(865,844)	$(9,563)	$107,520	$776,426
Net loss (excludes $370 attributable to redeemable noncontrolling interests)	—	—	—	(39,979)	—	(9,314)	(49,293)
Change from securities and cash flow hedging activities (excludes $284 attributable to redeemable noncontrolling interests)	—	—	—	—	26,566	4,574	31,140
Issuance of common stock	44,882	450	388,484	—	—	—	388,934
Share-based compensation	27	—	292	—	—	—	292
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,918)	—	—	—	(8,918)
Trailing distribution fees	—	—	(15,240)	5,166	—	(16,776)	(26,850)
Redemptions of common stock	(8,466)	(85)	(73,293)	—	—	—	(73,378)
Issuances of OP Units for DST Interests	—	—	—	—	—	252,578	252,578
Other noncontrolling interests net distributions	—	—	—	—	—	(65)	(65)
Distributions declared (excludes $735 attributable to redeemable noncontrolling interests)	—	—	—	(72,738)	—	(13,971)	(86,709)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(2,354)	—	—	—	(2,354)
Redemptions of noncontrolling interests	—	—	(2,245)	—	—	(5,691)	(7,936)
Reallocation of stockholders' equity and noncontrolling interests	—	—	69,167	—	(920)	(68,247)	—
Balance as of December 31, 2022	206,108	$2,061	$1,898,510	$(973,395)	$16,083	$250,608	$1,193,867
Net loss (excludes $597 attributable to redeemable noncontrolling interests)	—	—	—	(62,427)	—	(20,189)	(82,616)
Change from securities and cash flow hedging activities (excludes $69 attributable to redeemable noncontrolling interests)	—	—	—	—	(7,747)	(3,641)	(11,388)
Issuance of common stock	13,900	139	120,604	—	—	—	120,743
Share-based compensation	35	—	271	—	—	—	271
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,314)	—	—	—	(4,314)
Trailing distribution fees	—	—	(232)	5,741	—	(11,246)	(5,737)
Redemptions of common stock	(22,815)	(228)	(193,631)	—	—	—	(193,859)
Issuances of OP Units for DST Interests	—	—	—	—	—	228,301	228,301
Other noncontrolling interests net distributions	—	—	—	—	—	(14)	(14)
Distributions declared (excludes $764 attributable to redeemable noncontrolling interests)	—	—	—	(78,742)	—	(24,207)	(102,949)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	14	—	—	—	14
Redemptions of noncontrolling interests (excludes $4,940 attributable to redeemable noncontrolling interests)	—	—	(3,354)	—	—	(27,549)	(30,903)
Reallocation of stockholders' equity and noncontrolling interests	—	—	77,921	—	(1,977)	(75,944)	—
Balance as of December 31, 2023	197,228	$1,972	$1,895,789	$(1,108,823)	$6,359	$316,119	$1,111,416
Net loss (excludes $273 attributable to redeemable noncontrolling interests)	—	—	—	(37,135)	—	(19,935)	(57,070)
Change from securities and cash flow hedging activities (excludes $7 attributable to redeemable noncontrolling interests)	—	—	—	—	(890)	(999)	(1,889)
Issuance of common stock	7,982	80	61,767	—	—	—	61,847
Share-based compensation	38	—	281	—	—	—	281
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,436)	—	—	—	(4,436)
Trailing distribution fees	—	—	1,768	4,959	—	(9,993)	(3,266)
Redemptions of common stock	(24,937)	(249)	(191,381)	—	—	—	(191,630)
Issuances of OP Units for DST Interests	—	—	—	—	—	639,102	639,102
Consolidation of joint venture partnership	—	—	—	—	—	4,033	4,033
Other noncontrolling interests net contributions	—	—	—	—	—	385	385
Distributions declared (excludes $544 attributable to redeemable noncontrolling interests)	—	—	—	(75,345)	—	(46,130)	(121,475)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	41	—	—	—	41
Redemptions of noncontrolling interests (excludes $1,500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(31,368)	(31,368)
Reallocation of stockholders' equity and noncontrolling interests	—	—	192,817	—	(1,750)	(191,067)	—
Balance as of December 31, 2024	180,311	$1,803	$1,956,646	$(1,216,344)	$3,719	$660,147	$1,405,971

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities:
Net loss	$(57,343)	$(83,213)	$(49,663)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Real estate-related depreciation and amortization	152,777	149,985	134,617
Straight-line rent and amortization of above- and below-market leases	(10,712)	(6,959)	(7,513)
Gain on sale of real estate property	(12,913)	(36,884)	(94,827)
Unrealized loss on DST Program Loans	17	—	—
Performance participation allocation	—	—	23,747
Valuation allowance on debt-related investment	—	(1,799)	1,799
(Income) loss from unconsolidated joint venture partnerships	(14,531)	3,578	(2,970)
(Gain) loss on extinguishment of debt and financing obligations, net	(41,050)	700	—
Provision for current expected credit losses	(1,533)	1,997	—
Amortization of deferred financing costs	10,035	7,380	7,364
(Decrease) increase in financing obligation liability appreciation	(69)	(459)	31,737
Unrealized loss (gain) on financing obligations	2,034	(932)	—
Unrealized (gain) loss on derivative instruments not designated as cash flow hedges	(264)	4,169	(4,051)
Paid-in-kind interest on investments in real estate debt and securities	(26,361)	(7,946)	(1,850)
Distributions of earnings from unconsolidated joint venture partnerships	4,463	3,369	2,828
Amortization of interest rate cap premiums	14,143	5,746	—
Other	(451)	(1,295)	(353)
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	6,167	2,268	21,663
Debt-related investments, held for sale	(193,902)	—	—
Cash settlement of accrued performance participation allocation	—	(23,747)	—
Net cash (used in) provided by operating activities	(169,493)	15,958	62,528
Investing activities:
Real estate acquisitions	(871,709)	(401,840)	(1,193,994)
Capital expenditures	(55,573)	(48,329)	(33,936)
Proceeds from disposition of real estate property	31,170	53,735	274,816
Investments in debt-related investments	(62,344)	(52,021)	(158,364)
Principal collections on debt-related investments	106,768	66,680	4,084
Investments in unconsolidated joint venture partnerships	(72,127)	(39,881)	(62,805)
Consolidation of equity method investment	2,649	—	—
Investments in available-for-sale debt securities	(2,992)	(102,160)	(14,888)
Principal collections on available-for-sale debt securities	4,586	—	—
Other	445	2,263	173
Net cash used in investing activities	(919,127)	(521,553)	(1,184,914)
Financing activities:
Proceeds from mortgage notes	535,843	287,339	—
Repayments of mortgage notes	(22,238)	(72,164)	(1,638)
Proceeds from line of credit	1,384,555	1,220,000	1,250,000
Repayments of line of credit	(1,203,000)	(1,088,000)	(1,271,000)
Proceeds from term loan	—	—	275,000
Redemptions of common stock	(191,630)	(193,859)	(73,378)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(78,322)	(61,227)	(49,601)
Proceeds from issuance of common stock	29,732	88,125	359,737
Proceeds from financing obligations, net	712,273	412,874	669,577
Offering costs for issuance of common stock and private placements	(17,253)	(15,355)	(15,953)
Cash payout of DST Interests	(3,898)	—	—
Redemption of noncontrolling interests	(31,368)	(30,903)	(7,936)
Redemption of redeemable noncontrolling interests	(3,454)	(2,985)	(7,724)
Debt issuance costs paid	(11,904)	(6,449)	(1,864)
Interest rate cap premiums	(3,379)	(29,321)	—
Other	395	—	—
Net cash provided by financing activities	1,096,352	508,075	1,125,220
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21	—	—
Net increase in cash, cash equivalents and restricted cash	7,753	2,480	2,834
Cash, cash equivalents and restricted cash, at beginning of period	19,666	17,186	14,352
Cash, cash equivalents and restricted cash, at end of period	$27,419	$19,666	$17,186

See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries. We are externally managed by Ares Commercial Real Estate Management LLC (the “Advisor”) and consider Ares real estate to be our sponsor (the “Sponsor”).

Ares Real Estate Income Trust Inc. is a Maryland corporation formed on April 11, 2005. We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), industrial, retail and office (which includes and/or may include medical office and life science laboratories)) and investments in real estate debt and securities. To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe and other foreign jurisdictions, and in other sectors such as credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. As of December 31, 2024, our consolidated real property portfolio consisted of 124 properties. We operate six reportable segments: residential properties, industrial properties, retail properties, office properties, other properties and real estate debt and securities. As used herein, the term “commercial” refers to our office, retail and industrial properties or customers, as applicable. See “Note 17” for information regarding the financial results by segment.

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

We are currently offering shares pursuant to a securities offering and intend to operate as a perpetual-life REIT, which means that we intend to offer shares of our common stock on a continuous basis through our ongoing primary offerings and our distribution reinvestment plan. See “Note 10” for detail regarding our securities offerings.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Ares Real Estate Income Trust Inc., the Operating Partnership, their wholly-owned subsidiaries, including a taxable REIT subsidiary, and their consolidated joint ventures, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” and “Redeemable Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

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

Reclassifications

Certain items in our consolidated balance sheets as of December 31, 2023, our consolidated statements of operations for the years ended December 31, 2023 and 2022 and our consolidated statements of cash flows for the years ended December 31, 2023 and 2022 have been reclassified to conform to the 2024 presentation.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. See “Note 3” for additional information regarding debt assumed in connection with our 2024 and 2023 acquisitions, if any. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Transaction costs associated with business combinations are expensed as they are incurred. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.

The results of operations for acquired businesses and properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date. During the years ended December 31, 2024, 2023 and 2022, we recorded $1.4 million, $0.3 million and $0.2 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.

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

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There were no impairment charges during the years ended December 31, 2024, 2023 and 2022.

Investments in Unconsolidated Joint Venture Partnerships

We hold investments in unconsolidated joint venture partnerships that are accounted for under the equity method of accounting or the fair value option. Our investments in unconsolidated joint venture partnerships are initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect our proportionate share of equity in the joint venture’s net income (loss), distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investments in unconsolidated joint venture partnerships on our consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in income (loss) from unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of our unconsolidated joint venture partnerships (if applicable) is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

For certain of our investments in unconsolidated joint venture partnerships, we have elected the fair value option and account for these investments at fair value with the associated unrealized gains and losses recorded as a component of income (loss) from unconsolidated joint venture partnerships on our consolidated statements of operations.

When circumstances indicate there may have been a reduction in the value of an equity investment for which we account for under the equity method of accounting, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investments in unconsolidated joint venture partnerships for the years ended December 31, 2024, 2023 and 2022.

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

Beginning in the third quarter of 2024, we have elected the fair value option for our new debt-related investments and as such, these investments are carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. Upfront fees and origination costs related to our debt-related investments for which the fair value option is elected are recognized in earnings as incurred. Such items are recorded as components of debt-related income on our consolidated statements of operations. Interest income is recorded on an accrual basis and is recorded as a component of debt-related income.

We classify debt-related investments as held for sale if there is a reasonable expectation to sell them in the short-term following the reporting date. Debt-related investments classified as held for sale are carried at the lower of carrying value or fair value, with changes in value recorded through earnings. If a debt-related investment is determined to be held for sale at the time of origination, upfront fees and origination costs are deferred and any portion retained will be recognized into interest income at the time of sale.

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

As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment, we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the years ended December 31, 2024, 2023 or 2022.

Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. There were no securities on non-accrual status as of December 31, 2024 or 2023.

DST Program

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trusts by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are leased-back by a wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash. This results in a failed sale and leaseback transaction for accounting purposes. Therefore, we record DST Interests as financing obligation liabilities and the associated property and its operations remain fully consolidated. If we exercise our option to reacquire a DST Property by settling in cash or issuing OP units in exchange for DST Interests, we extinguish the financing obligation liability and record the settlement of cash or the issuance of the OP Units as an issuance of equity.

Rental payments made to the Delaware statutory trusts pursuant to the master lease agreements are accounted for as interest expense related to the financing obligation liability. For DST Program offerings for which our option to reacquire a DST Property has not been elected, increases in the fair value of the repurchase option are recognized as interest expense ratably through the estimated period in which the repurchase option is expected to be exercised, resulting in a corresponding accretion of the financial obligation liability balance. Decreases in fair value of the repurchase option below the initial financing obligation liability balance are not recognized unless the repurchase option is exercised, at which point a gain on extinguishment of debt would be recognized for the difference between the financing obligation liability balance and value of OP Units issued. All upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program offerings for which the fair value option has not been elected are accounted for as deferred financing costs and are netted against the financing obligation liability.

For DST Program offerings commencing on or after October 1, 2023, we have elected the fair value option for the associated financing obligations and as such, they will be carried at fair value. These liabilities are valued on a recurring basis and any unrealized gains and losses will be recorded as in unrealized gain (loss) on financial obligations on our consolidated statements of operations. Costs incurred for services provided by the Advisor and its affiliates related to our DST Program offerings for which the fair value option has been elected are recognized in earnings as incurred.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. We include our investments in DST Program Loans separately on our balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our consolidated statements of operations. For DST Program offerings commencing on or after October 1, 2023, we have elected the fair value option for the associated DST Program Loans and as such, they will be carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. For all DST Program Loans related to DST Program offerings for which the fair value option has not been elected, these instruments are carried at amortized cost. Credit loss reserves associated with our DST Program Loans for which the fair value option has not been elected were immaterial as of and for the years ended December 31, 2024, 2023 and 2022.

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

Deferred Financing Costs

Deferred financing costs include: (i) debt issuance costs incurred to obtain long-term financing and cash flow hedges; and (ii) financing costs associated with financing obligations for DST Program offerings for which we have not elected the fair value option. These costs are amortized to interest expense over the expected terms of the related credit facilities or financing obligations. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date.

Accumulated amortization of debt issuance costs was approximately $14.5 million and $8.3 million as of December 31, 2024 and 2023, respectively. Our interest expense for the years ended December 31, 2024, 2023 and 2022 included $6.0 million, $4.3 million and $3.8 million, respectively, of amortization of debt issuance costs.

Accumulated amortization of financing costs associated with financing obligations was approximately $0.4 million and $2.5 million as of December 31, 2024 and 2023, respectively. Our interest expense for the years ended December 31, 2024, 2023 and 2022 included $4.0 million, $3.1 million and $3.6 million, respectively, of amortization of financing costs and expensed financing costs associated with financing obligations.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T-R, Class S-R, Class D-R, Class S-PR and Class D-PR shares and OP Units. As of the balance sheet date, we accrue for: (i) the monthly amount payable, and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees for common shares are reflected in additional paid-in capital in stockholders’ equity and the accrued distribution fees for OP Units are reflected in noncontrolling interests. See “Note 13” for additional information regarding when distribution fees become payable.

Noncontrolling Interests

Due to our control of the Operating Partnership through our sole general partner interest and our limited partner interest, we consolidate the Operating Partnership. The limited partner interests not owned by us are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.

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

Redeemable Noncontrolling Interests

The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and Black Creek Diversified Property Advisors LLC (the “Former Advisor”) as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the terms of the second amended and restated advisory agreement (2024), effective as of August 2, 2024 (the “Advisory Agreement”), by and among us, the Operating Partnership and the Advisor. The Advisor and Former Advisor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 11” for additional information regarding redeemable noncontrolling interests.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable, we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the lease term. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with FASB ASC Topic 842, Leases. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. We analyze accounts receivable by considering customer creditworthiness and current economic trends on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2024 and 2023, our allowance for doubtful accounts was approximately $1.0 million and $0.7 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.

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

Debt-related income is accrued based on the outstanding principal amount and the contractual terms of each debt-related investment or debt security. For debt-related investments carried at cost, the origination fees, contractual exit fees and direct loan origination costs are also recognized in interest income over the initial loan term as a yield adjustment using the effective interest method. For debt-related investments carried at fair value, upfront fees and origination costs are recognized in earnings as incurred. For debt-related investments deemed to be held for sale, upfront fees and origination costs are deferred and any portion retained will be recognized into interest income at the time of sale. For available-for-sale debt securities, premiums or discounts are amortized or accreted into interest income as a yield adjustment using the effective interest method.

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

We have executed borrowings in the same foreign currency as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. As our foreign currency asset and liability amounts are associated with a foreign currency denominated investment in unconsolidated joint venture partnership, we have included all foreign currency unrealized gains and losses within income from investments in unconsolidated joint venture partnerships on the consolidated statements of operations.

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

As our revenues predominately consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2024, no customers represented more than 10.0% of our total annualized base rent of our properties.

Recently Adopted Accounting Standards

Effective November 27, 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosure requirements to segment reporting. ASU No. 2023-07 will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to develop more useful financial analysis and includes the following changes: (i) single segment entities must follow segment guidance, (ii) must name the title and position of the chief operating decision maker and (iii) the ability to elect more than one performance measure. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. ASU No. 2023-07 is effective beginning in annual periods after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard as of the annual reporting period beginning January 1, 2024. The adoption did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. The standard will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in expense captions on the statements of operations. ASU No. 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of December 31,
(in thousands)	2024 (1)	2023
Land	$860,990	$754,149
Buildings and improvements	4,323,688	3,505,921
Intangible lease assets	365,132	330,291
Right of use asset	13,637	13,637
Investment in real estate properties	5,563,447	4,603,998
Accumulated depreciation and amortization	(832,044)	(714,684)
Net investment in real estate properties	$4,731,403	$3,889,314
(1)	Includes three properties with an aggregate accounting basis of $16.0 million that has met the criteria of held for sale as of December 31, 2024.

Acquisitions

During the years ended December 31, 2024 and 2023, we acquired 100% of the following properties through asset acquisitions:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2024 Acquisitions:
Metro North IC	Industrial	5/8/2024	$54,485
CERU Boca Raton	Residential	5/15/2024	139,718
Sugar Land CC	Industrial	6/28/2024	35,903
Metro Storage Sharon Hill	Self-Storage	7/31/2024	16,761
Metro Storage Newtown Square	Self-Storage	7/31/2024	24,724
Metro Storage Trevose	Self-Storage	7/31/2024	21,151
Metro Storage Sarasota	Self-Storage	7/31/2024	15,532
Metro Storage Fort Myers	Self-Storage	7/31/2024	12,766
Metro Storage Pinellas Park	Self-Storage	7/31/2024	6,765
Pima Street Logistics Center	Industrial	10/1/2024	18,044
Mercury NoDa	Residential	11/13/2024	72,614
The Artizia at Loso	Residential	11/19/2024	95,731
Everlight	Residential	12/4/2024	123,370
Southpark Logistics Center I	Industrial	12/20/2024	28,139
Southpark Logistics Center II	Industrial	12/20/2024	28,744
Southpark Logistics Center III	Industrial	12/20/2024	16,034
Grove City Logistics Center	Industrial	12/20/2024	20,405
Whitestown Distribution Center I	Industrial	12/20/2024	12,384
Whitestown Distribution Center II	Industrial	12/20/2024	22,808
Whitestown Distribution Center III	Industrial	12/20/2024	8,023
Greensfield Distribution Center	Industrial	12/20/2024	7,773
Fairfield Commerce Center	Industrial	12/20/2024	15,074
Ohio Logistics Center	Industrial	12/20/2024	7,542
Richmond Airport Logistics Center I	Industrial	12/20/2024	25,671
Richmond Airport Logistics Center II	Industrial	12/20/2024	25,093
Richmond Airport Logistics Center III	Industrial	12/20/2024	16,587
Total 2024 acquisitions			$871,841
2023 Acquisitions:
VM8 Logistics Center	Industrial	1/19/2023	$17,511
Moreno Valley Distribution Center	Industrial	5/2/2023	33,421
SLC Logistics Center	Industrial	9/26/2023	77,085
Cindel Drive Business Park	Industrial	12/19/2023	25,409
Arabelle Lincoln Station	Residential	8/16/2023	80,086
BLVD Dallas	Residential	9/15/2023	58,050
Regency at Johns Creek Walk	Residential	11/6/2023	59,815
Aventura Storage	Self-Storage	12/18/2023	31,043
Norwood Storage	Self-Storage	12/20/2023	23,903
Total 2023 acquisitions			$406,323
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 and 2023 acquisitions.

During the years ended December 31, 2024 and 2023, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Land	$109,264	$67,173
Building and improvements	736,575	322,409
Intangible lease assets	38,581	15,973
Above-market lease assets	1,777	993
Below-market lease liabilities	(14,356)	(225)
Total purchase price (1)	$871,841	$406,323
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 and 2023 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2024 and 2023, as of the respective date of each acquisition, were 4.8 years and 3.9 years, respectively.

Consolidation of Joint Venture Partnership

In December 2024, we consolidated an entity that was previously accounted for as an investment in unconsolidated joint venture partnership as on the third anniversary of the joint venture formation we obtained the equivalent to kick-out rights that provided us a controlling financial interest without any additional investment. Because the entity does not meet the definition of a business, we consolidated the entity based on a cost accumulation model with the noncontrolling interest recognized at carryover basis equal to 15.0% of the entity’s net assets. No gain or loss was recognized upon consolidation. We have an 85.0% ownership in the entity, which owns one residential property. Prior to consolidation, the carrying value of the investment in the joint venture partnership was $22.9 million. The assets, liabilities and noncontrolling interests assumed upon consolidation were as follows:

Carrying Value
(in thousands)	Upon Consolidation
Net investment in real estate properties	$75,506
Cash and cash equivalents	2,322
Restricted cash	327
Other assets	1,052
Accounts payable and accrued expenses	(550)
Debt, net	(51,471)
Other liabilities	(297)
Noncontrolling interests	(4,033)

Dispositions

During the year ended December 31, 2024, we sold one industrial property, one parcel of land and two partial retail properties for net proceeds of approximately $31.2 million. We recorded a net gain on sale of $12.9 million.

During the year ended December 31, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million. We recorded a net gain on sale of $36.9 million.

During the year ended December 31, 2022, we sold six retail properties, one office property and a land parcel for net proceeds of approximately $274.8 million. We recorded a net gain on sale of $94.8 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2024 and 2023 included the following:

	As of December 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$339,800	$(253,545)	$86,255	$306,365	$(234,172)	$72,193
Above-market lease assets (1)	25,332	(21,168)	4,164	23,926	(20,525)	3,401
Below-market lease liabilities	(84,910)	38,812	(46,098)	(73,556)	36,477	(37,079)
(1)	Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities as of December 31, 2024 for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Year 1	$26,822	$1,201	$(6,299)
Year 2	17,763	993	(5,927)
Year 3	13,951	847	(5,071)
Year 4	9,378	627	(4,301)
Year 5	6,260	385	(3,551)
Thereafter	12,081	111	(20,949)
Total	$86,255	$4,164	$(46,098)

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$6,823	$3,384	$3,414
Above-market lease amortization	(1,014)	(818)	(724)
Below-market lease amortization	4,903	4,393	4,823
Real estate-related depreciation and amortization:
Depreciation expense	$128,163	$126,102	$97,418
Intangible lease asset amortization	24,614	23,883	37,199

Future Minimum Rentals

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial customers under the terms of non-cancelable operating leases in effect as of December 31, 2024 were as follows for the next five years and thereafter:

As of December 31,
(in thousands)	2024
Year 1	$177,915
Year 2	164,483
Year 3	141,196
Year 4	114,495
Year 5	85,592
Thereafter	208,270
Total	$891,951

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses along with rental increases that are not fixed. Leases for our residential and self-storage customers are generally 12 months or less and are therefore excluded from the table above.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

We hold investments in unconsolidated joint venture partnerships that are accounted for under the equity method of accounting or the fair value option. We made our first investment in unconsolidated joint venture partnerships for which we have elected the fair value option during the first quarter of 2024. We account for these investments at fair value with the associated unrealized gains and losses recorded as a component of income from unconsolidated joint venture partnerships on our consolidated statements of operations.

The following table summarizes our investments in unconsolidated joint venture partnerships as of December 31, 2024 and 2023:

	Number of Joint Venture				Investments in Unconsolidated
	Partnerships as of		Ownership Percentage as of		Joint Venture Partnerships as of
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
($ in thousands)	2024	2023	2024	2023	2024	2023
Investments in unconsolidated joint venture partnerships, carried at cost:
Residential joint venture partnerships (1)	—	1	—%	85.0%	$—	$23,932
Credit Lease joint venture partnerships	3	3	50.0%	50.0%	101,569	104,232
Data Center joint venture partnerships	2	2	10.0 - 10.2%	10.0%	42,663	24,977
Real Estate Debt joint venture partnerships (2)	2	1	19.9 - 20.0%	19.9%	29,678	164
Total investments in unconsolidated joint venture partnerships, carried at cost					173,910	153,305
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (2)	1	—	27.4%	N/A	38,386	—
Total investments in unconsolidated joint venture partnerships, carried at fair value					38,386	—
Total					$212,296	$153,305
(1)	In December 2024, we consolidated the residential joint venture partnership, which was previously unconsolidated. See “Note 3” for further disclosure of the consolidation of this joint venture partnership.
(2)	Includes joint venture partnerships that invest in assets and properties in Europe.

As of December 31, 2024, we had unfunded commitments of $217.6 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Income (loss) from unconsolidated joint venture partnerships, carried at cost:
Equity in income (loss) from unconsolidated joint venture partnerships	$9,621	$(3,578)	$2,970
Total income (loss) from unconsolidated joint venture partnerships, carried at cost	9,621	(3,578)	2,970
Income (loss) from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	5,220	—	—
Foreign currency loss on investment	(658)	—	—
Total income from unconsolidated joint venture partnerships, carried at fair value	4,562	—	—
Other foreign currency gain:
Foreign currency gain on debt held in foreign currencies	327	—	—
Foreign currency gain on remeasurement of cash and cash equivalents	21	—	—
Total other foreign currency gain	348	—	—
Total	$14,531	$(3,578)	$2,970

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments, excluding debt-related investments classified as held for sale, as of December 31, 2024 and 2023:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of December 31, 2024
Senior loans, carried at cost (2)	$187,857	$188,759	8.6%	0.8
Senior loans, carried at fair value	28,844	28,844	7.8	2.3
Total debt-related investments	$216,701	$217,603	8.5%	1.0
As of December 31, 2023
Senior loans, carried at cost	$141,737	$143,550	9.8%	2.2
Mezzanine loans, carried at cost	106,064	106,768	11.4	0.9
Total debt-related investments	$247,801	$250,318	10.5%	1.6
(1)	The difference between the carrying amount and the outstanding principal amount of our debt-related investments carried at cost consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable. For our debt-related investments carried at fair value, the difference between the carrying amount and the outstanding principal amount is cumulative unrealized gains or losses.
(2)	As of December 31, 2024, we had one senior loan that was in default and on non-accrual status with a carrying value of $46.6 million. During the year ended December 31, 2024, we recognized $4.6 million in debt-related income, of which $1.8 million was received in cash and $2.8 million was capitalized to the principal balance. Weighted-average interest rate and weighted-average remaining life exclude this senior loan from its calculations as of December 31, 2024. During the year ended December 31, 2023, we had agreed to a modification of this senior loan agreement extending the maturity date.

During the year ended December 31, 2024, we received $106.8 million of principal repayments on one mezzanine loan debt-related investment. During the year ended December 31, 2023, we received full repayment of $64.9 million outstanding principal on one senior loan debt-related investment and $1.8 million of partial principal repayments on one mezzanine loan debt-related investment.

As of December 31, 2024, we had one debt-related investment for which we have elected the fair value option and which is carried at fair value. The carrying amount and the outstanding principal amount was $28.8 million, with a total current commitment of $29.4 million as of December 31, 2024. During the year ended December 31, 2024, we did not recognize any gains or losses on this investment. We had no debt-related investments carried at fair value as of December 31, 2023.

Current Expected Credit Losses

As of December 31, 2024, our CECL Reserve for our debt-related investment carried at cost portfolio was $0.5 million or 0.2% of our debt-related investment carried at cost total current commitment balance of $227.2 million. During the year ended December 31, 2024, we recognized a decrease in provision for current expected credit losses of $1.5 million. The debt-related investment carried at cost total current commitment balance is comprised of $188.8 million of funded commitments and $38.4 million of unfunded commitments with associated CECL Reserves of $0.4 million and $0.1 million, respectively. Our $46.6 million loan on non-accrual status is a loan in which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, therefore we have adopted the practical expedient to measure the allowance for credit loss based on the fair value of collateral resulting in no allowance for this loan as of December 31, 2024.

As of December 31, 2023, our CECL Reserve for our debt-related investment carried at cost portfolio was $2.0 million or 0.6% of our debt-related investment carried at cost total current commitment balance of $331.2 million. During the year ended December 31, 2023, we recognized an increase in provision for current expected credit losses of $2.0 million. The debt-related investment carried at cost total current commitment balance is comprised of $250.3 million of funded commitments and $80.9 million of unfunded commitments with associated CECL Reserves of $1.3 million and $0.7 million, respectively. We had elected the fair value of collateral expedient for the one senior loan debt-related investment that was modified during the year ended December 31, 2023, as the balance is fully secured against the underlying collateral comprising unsold condo units, repayment is based on the sale of underlying collateral, and the borrower is experiencing financial difficulties. There was no CECL Reserve associated with this investment as of December 31, 2023, as the estimate fair value of collateral exceeds the amortized cost balance.

There have been no write-offs or recoveries related to any of our existing debt-related investments.

The following table summarizes activity related to our CECL Reserve on funded commitments for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of the year	$1,327	$—
Provision for current expected credit losses	(986)	1,327
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$341	$1,327
(1)	The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the consolidated balance sheets.

The following table summarizes activity related to our CECL Reserve on unfunded commitments for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of the year	$670	$—
Provision for current expected credit losses	(547)	670
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$123	$670
(1)	The CECL Reserve related to unfunded commitments is included in other liabilities on the consolidated balance sheets.

Debt-Related Investments, Held For Sale

As of December 31, 2024, we had one debt-related investment classified as held for sale. The carrying amount was $193.9 million and the outstanding principal amount was $196.0 million, with an interest rate of 7.0% and maturity date of January 2027 as of December 31, 2024. See Note 18 “Subsequent Events” for additional information on the sale of the debt-related investment subsequent to our reporting date. We had no debt-related investments classified as held for sale as of December 31, 2023.

Available-for-Sale Debt Securities

As of December 31, 2024 we had one preferred equity investment, one commercial real estate collateralized loan obligation (“CRE CLO” or multiple “CRE CLOs”) and one commercial mortgage backed-security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2023, we had one preferred equity investment and one CRE CLO designated as available-for-sale debt securities. As of December 31, 2024 and 2023, the weighted-average remaining term of our CRE CLOs and CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 2.5 years and 3.1 years, respectively, and the remaining term of our preferred equity investment was 2.1 years and 3.1 years, respectively. We had no unfunded commitments related to our preferred equity investment as of December 31, 2024 or 2023. There were no credit losses associated with our available-for-sale debt securities as of December 31, 2024 or 2023. The following table summarizes our investments in available-for-sale debt securities as of December 31, 2024 and 2023:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of December 31, 2024
CRE CLOs & CMBS	$13,325	$13,258	$67	$—	$112	$13,370
Preferred equity	123,767	123,187	—	580	—	123,187
Total debt securities	$137,092	$136,445	$67	$580	$112	$136,557
As of December 31, 2023
CRE CLOs	$14,910	$14,825	$85	$—	$158	$14,983
Preferred equity	108,250	107,392	—	858	—	107,392
Total debt securities	$123,160	$122,217	$85	$858	$158	$122,375
(1)	Includes unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

6. DEBT

Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under our non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. One of our mortgage notes is currently partial recourse to us, for which we provide $12.8 million in limited guarantees until we meet certain lender-specified thresholds at the collateralized property. Other than this limited guarantee, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgages note payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2024	2023	Current Maturity Date	2024	2023
Line of credit (1)	5.82%	5.35%	November 2025	$548,228	$367,000
Term loan (2)	3.36	3.31	November 2026	400,000	400,000
Term loan (3)	4.53	4.26	January 2027	400,000	400,000
Fixed-rate mortgage notes	4.52	4.46	January 2027 - May 2031	654,795	596,191
Floating-rate mortgage notes (4)	6.05	5.25	October 2025 - October 2026	714,151	207,600
Total principal amount / weighted-average (5)	5.01%	4.43%		$2,717,174	$1,970,791
Less: unamortized debt issuance costs				$(23,034)	$(17,038)
Add: unamortized mark-to-market adjustment on assumed debt				6,328	7,367
Total debt, net				$2,700,468	$1,961,120
Gross book value of properties encumbered by debt				$2,309,100	$1,391,173
(1)	The effective interest rate for our borrowings in U.S. dollars, which was $513.0 million as of December 31, 2024, is calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus an 11.448 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $35.2 million as of December 31, 2024 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of December 31, 2024, the unused and available portions under the line of credit were approximately $351.8 million and $297.1 million, respectively. The weighted-average interest rate is the all-in interest rate. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $200.0 million in borrowings under this term loan and interest rate cap agreements relating to $200.0 million in borrowings under this term loan.
(3)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for this term loan are $400.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $275.0 million in borrowings under this term loan and interest rate cap agreements relating to $50.0 million in borrowings under this term loan.
(4)	The effective interest rate is calculated based on Adjusted Term SOFR plus a margin. As of both December 31, 2024 and 2023, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our four floating-rate mortgage notes ranging from 4.45% to 6.55% as of December 31, 2024.
(5)	The weighted-average remaining term of our consolidated borrowings was 2.1 years as of December 31, 2024, excluding the impact of certain extension options.

For the years ended December 31, 2024, 2023 and 2022, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $116.9 million, $85.9 million and $55.4 million, respectively. For the years ended December 31, 2024 and 2023 the amount of interest incurred related to our consolidated indebtedness includes $14.1 million, $5.7 million, respectively, related to the amortization of our interest rate cap premiums. For the year ended December 31, 2022, we had no amount related to the amortization of our interest rate cap premiums. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of December 31, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
2025	$548,228	$—	$110,928	$659,156
2026	—	400,000	610,665	1,010,665
2027	—	400,000	177,034	577,034
2028	—	—	90,477	90,477
2029	—	—	270,385	270,385
Thereafter	—	—	109,457	109,457
Total principal payments	$548,228	$800,000	$1,368,946	$2,717,174
(1)	The term of the line of credit may be extended pursuant to two six-month extension options, subject to certain conditions.
(2)	A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions. A $51.6 million mortgage note matures in January 2026 and may be extended pursuant to one one-year extension options, subject to certain conditions. A $475.0 million mortgage note matures in October 2026 and may be extended pursuant to three one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2024.

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

The following table summarizes the location and fair value of our consolidated derivative instruments on our consolidated balance sheets:

	Number of	Current Notional	Fair Value
($ in thousands)	Contracts	Amount	Other Assets	Other Liabilities
As of December 31, 2024
Interest rate swaps designated as cash flow hedges	10	$475,000	$6,866	$—
Interest rate caps designated as cash flow hedges	8	912,600	13,824	—
Interest rate caps not designated as cash flow hedges	1	53,700	3	—
Total derivative instruments	19	$1,441,300	$20,693	$—
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	12	$650,000	$10,510	$—
Interest rate caps designated as cash flow hedges	8	507,600	21,746	—
Total derivative instruments	20	$1,157,600	$32,256	$—

The following table presents the effect of our consolidated derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Derivative instruments designated as cash flow hedges:
Gain recognized in AOCI	$14,800	$6,259	$29,852
Amount reclassified from AOCI as a decrease into interest expense	(16,650)	(17,848)	1,546
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	188,318	148,517	140,406
Derivative instruments not designated as cash flow hedges:
Unrealized gain (loss) on derivative instruments recognized in other income (expenses) (1)	$264	$(4,169)	$4,051
Realized gain on derivative instruments recognized in other income (expenses) (2)	138	4,295	672
(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

7. DST PROGRAM

The following table summarizes our DST Program Loans as of December 31, 2024 and 2023:

					Weighted-Average	Weighted-Average
($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of December 31, 2024
DST Program Loans, carried at cost	$49,785	$	N/A	$49,785	6.0%	8.5
DST Program Loans, carried at fair value	71,085		(17)	71,068	7.0%	9.6
Total	$120,870		$(17)	$120,853	6.6%	9.1
As of December 31, 2023
DST Program Loans, carried at cost	$109,266	$	N/A	$109,266	5.1%	8.4
DST Program Loans, carried at fair value	7,753		—	7,753	6.4%	10.0
Total	$117,019		$—	$117,019	5.2%	8.5

(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of December 31, 2024 and 2023:

	DST Interests	Unamortized	Total	Unrealized		Book
(in thousands)	Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Value
As of December 31, 2024
Financing obligations, carried at cost	$507,607	$(373)	$—	$	N/A	$507,234
Financing obligations, carried at fair value	877,284	N/A	N/A		1,102	878,386
Total	$1,384,891	$(373)	$—		$1,102	$1,385,620
As of December 31, 2023
Financing obligations, carried at cost	$1,238,639	$(863)	$11,269	$	N/A	$1,249,045
Financing obligations, carried at fair value	102,977	N/A	N/A		(932)	102,045
Total	$1,341,616	$(863)	$11,269		$(932)	$1,351,090
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
DST Interests sold	$797,022	$479,155	$758,995
DST Interests financed by DST Program Loans	63,332	51,360	51,496
Income earned from DST Program Loans (1)	6,793	5,155	3,420
Unrealized loss on DST Program Loans	(17)	—	—
Unrealized (loss) gain on financing obligations	(2,034)	932	—
Gain on extinguishment of financing obligations (2)	41,050	—	—
(Decrease) increase in financing obligation liability appreciation (3)	(69)	(459)	31,737
Rent obligation incurred under master lease agreements (3)	62,549	57,916	47,021
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in gain (loss) on extinguishment of debt and financing obligations, net on the consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT structure.
(3)	Included in interest expense on the consolidated statements of operations

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing OP Units, cash or a combination of OP Units and cash in exchange for DST Interests, we relieve the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the years ended December 31, 2024, 2023, and 2022, 83.6 million OP Units, 27.3 million OP Units and 28.8 million OP units, respectively, were issued in exchange for DST Interests for a net investment of $639.1 million, $228.3 million and $252.6 million, respectively, in accordance with our UPREIT structure. In addition, we paid $3.9 million in cash in exchange for DST Interests during the year ended December 31, 2024. There was no cash paid in exchange for DST Interests during the years ended December 31, 2023 or 2022.

Refer to “Note 13” for detail relating to the fees paid to the Advisor and its affiliates for raising capital through the DST Program.

8. FAIR VALUE

We estimate the fair value of our financial assets and liabilities using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition of our financial assets and liabilities.

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2024
Assets:
Derivative instruments	$—	$20,693	$—	$20,693
Investments in unconsolidated joint venture partnerships	—	—	38,386	38,386
Debt-related investments	—	—	28,844	28,844
Available-for-sale debt securities	—	13,370	123,187	136,557
DST Program Loans	—	—	71,068	71,068
Total assets measured at fair value	$—	$34,063	$261,485	$295,548
Liabilities:
Financing obligations	$—	$—	$878,386	$878,386
Total liabilities measured at fair value	$—	$—	$878,386	$878,386
As of December 31, 2023
Assets:
Derivative instruments	$—	$32,256	$—	$32,256
Available-for-sale debt securities	—	14,983	107,392	122,375
DST Program Loans	—	—	7,753	7,753
Total assets measured at fair value	$—	$47,239	$115,145	$162,384
Liabilities:
Financing obligations	$—	$—	$102,045	$102,045
Total liabilities measured at fair value	$—	$—	$102,045	$102,045

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

	Investments in
	Unconsolidated Joint	Debt-Related	Available-For-Sale	DST Program
(in thousands)	Venture Partnerships	Investments	Debt Securities	Loans	Total
Balance as of December 31, 2022	$—	$—	$—	$—	$—
Purchases and contributions	—	—	102,160	7,753	109,913
Paid-in-kind interest	—	—	6,090	—	6,090
Loan origination fees received	—	—	(1,022)	—	(1,022)
Amortization of loan origination fees (1)	—	—	164	—	164
Balance as of December 31, 2023	$—	$—	$107,392	$7,753	$115,145
Purchases and contributions	33,952	27,974	—	63,332	125,258
Paid-in-kind interest	—	870	15,517	—	16,387
Distributions received	(128)	—	—	—	(128)
Gain (loss) on financial assets	5,220	—	—	(17)	5,203
Foreign currency loss on investment	(658)	—	—	—	(658)
Amortization of loan origination fees (1)	—	—	278	—	278
Balance as of December 31, 2024	$38,386	$28,844	$123,187	$71,068	$261,485
(1)	Included in debt-related income on the consolidated statements of operations.

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

Financing
(in thousands)	Obligations
Balance as of December 31, 2022	$—
DST Interests sold, net of upfront fees	102,977
Unrealized gain on financing obligations	(932)
Balance as of December 31, 2023	$102,045
DST Interests sold, net of upfront fees	774,307
Unrealized gain on financing obligations	2,034
Balance as of December 31, 2024	$878,386

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024:

		Valuation	Unobservable	Impact to Valuation from
(in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$38,386	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	28,844	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	123,187	Yield Method	Market Yield	Decrease
DST Program Loans	71,068	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$878,386	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
(1)	As of December 31, 2024, the market yield used in determining the fair value of our available-for sale debt security was 13.3%.

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

Financial Assets and Liabilities Not Measured at Fair Value

As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of December 31, 2024		As of December 31, 2023
	Level in Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Value Hierarchy	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments (2)	3	$384,759	$383,490	$250,318	$250,215
DST Program Loans (2)	3	49,785	49,583	109,266	107,297
Liabilities:
Line of credit	3	$548,228	$548,228	$367,000	$367,000
Term loans	3	800,000	800,000	800,000	800,000
Mortgage notes	3	1,368,946	1,340,398	803,791	778,235
(1)	The carrying value reflects the principal amount outstanding.
(2)	Only includes instruments for which we have not elected the fair value option and do not record at fair value on the consolidated balance sheets.

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

9. INCOME TAXES

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2024, 2023 and 2022. We had a net deferred tax liability of approximately $0.1 million as of December 31, 2024. We had a net deferred tax asset of approximately $0.5 million as of December 31, 2023, which was offset by a full valuation allowance. During the year ended December 31, 2024, we recorded $11.8 million of income tax expense on our consolidated statements of operations related to the activities of our taxable REIT subsidiaries associated with our DST Program. During the years ended December 31, 2023 and 2022, we recorded no income tax expense. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2021.

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

The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2024, 2023 and 2022. This information assumes that an investor owned shares of our common stock for the full 2024 calendar year.

	For the Year Ended December 31,
	2024	2023	2022
Ordinary income	5.79%	—%	—%
Non-taxable return of capital	94.21	100.00	100.00
Capital gain	—	—	—
Total distributions	100.00%	100.00%	100.00%

The increase in taxable income in 2024 compared to 2023 is primarily due to a tax gain related to the activities of our taxable REIT subsidiaries associated with our DST Program. The taxability of distributions remained unchanged in 2023 as compared to 2022.

10. STOCKHOLDERS’ EQUITY

Securities Offerings

We may conduct continuous securities offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On May 3, 2022, the SEC declared our registration statement on Form S-11 with respect to our fourth public offering of up to $10.0 billion of shares of its common stock effective, and the fourth public offering commenced the same day. We ceased selling shares of our common stock under our third public offering of up to $3.0 billion of shares immediately upon the effectiveness of the registration statement for the fourth public offering. Under the fourth public offering, we offered up to $8.5 billion of shares of our common stock in the primary offering and up to $1.5 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T-R shares, Class S-R shares, Class D-R shares and Class I-R shares. On May 16, 2024, we announced our decision to close the fourth primary public offering effective July 2, 2024. We accepted subscriptions for primary shares in the public offering through the July 1, 2024 purchase date. On August 22, 2024, we amended our registration statement on Form S-11 with respect to our fourth public offering to make it a distribution reinvestment plan only registration statement on Form S-3 pursuant to Rule 415(a)(1)(ii) under the Securities Act of 1933, as amended (the “Securities Act”) and we expect to continue making monthly distributions and the distribution reinvestment plan (“DRIP”) offering, which investors can continue to elect to participate in. On August 2, 2024, we initiated a private offering exempt from registration under the Securities Act (the “Private Offering”), which offers Class S-PR shares, Class D-PR shares and Class I-PR shares.

The Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares, Class E shares, Class S-PR shares, Class D-PR shares, and Class I-PR shares, all of which are collectively referred to herein as shares of common stock, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, and Class D-PR shares will be lower than the per share amount of distributions paid on Class E shares, Class I-R shares and Class I-PR shares because of the distribution fees payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares sold in our securities offerings.

Pursuant to our securities offerings, we have offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our DRIP are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the year ended December 31, 2024, we raised gross proceeds of approximately $61.8 million from the sale of approximately 8.0 million shares of our common stock in our securities offerings, including proceeds from our DRIP of approximately $32.1 million.

Common Stock

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	100,000	26,972	500,000	28,432
Class S-R, $0.01 par value per share	100,000	43,761	500,000	48,145
Class D-R, $0.01 par value per share	100,000	6,110	500,000	6,930
Class I-R, $0.01 par value per share	600,000	58,998	500,000	65,511
Class E, $0.01 par value per share	100,000	43,190	500,000	48,210
Class S-PR, $0.01 par value per share	400,000	660	—	—
Class D-PR, $0.01 par value per share	400,000	13	—	—
Class I-PR, $0.01 par value per share	700,000	607	—	—

The following table describes the changes in each class of common shares during each of the years ended December 31, 2024, 2023 and 2022:

	Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Balance as of December 31, 2021 (1)	16,425	35,757	6,749	54,406	56,328	—	—	—	169,665
Issuance of common stock:
Primary shares	10,443	14,348	1,688	15,000	—	—	—	—	41,479
Distribution reinvestment plan	426	823	153	1,256	745	—	—	—	3,403
Share-based compensation	—	—	—	27	—	—	—	—	27
Redemptions of common stock	(198)	(1,691)	(719)	(1,759)	(4,099)	—	—	—	(8,466)
Conversions	(212)	—	—	212	—	—	—	—	—
Balance as of December 31, 2022 (1)	26,884	49,237	7,871	69,142	52,974	—	—	—	206,108
Issuance of common stock:
Primary shares	3,103	2,672	192	4,098	—	—	—	—	10,065
Distribution reinvestment plan	579	974	156	1,398	728	—	—	—	3,835
Share-based compensation	—	—	—	35	—	—	—	—	35
Redemptions of common stock	(1,753)	(4,793)	(907)	(9,881)	(5,481)	—	—	—	(22,815)
Conversions	(381)	55	(382)	719	(11)	—	—	—	—
Balance as of December 31, 2023 (1)	28,432	48,145	6,930	65,511	48,210	—	—	—	197,228
Issuance of common stock:
Primary shares	610	578	70	1,277	—	657	13	606	3,811
Distribution reinvestment plan	661	1,107	160	1,508	731	3	—	1	4,171
Share-based compensation	—	—	—	38	—	—	—	—	38
Redemptions of common stock	(1,989)	(5,520)	(1,035)	(10,642)	(5,751)	—	—	—	(24,937)
Conversions	(742)	(549)	(15)	1,306	—	—	—	—	—
Balance as of December 31, 2024	26,972	43,761	6,110	58,998	43,190	660	13	607	180,311
(1)	There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2024
March 31	$0.10000	$10,013	$8,577	$8,238	$1,317	$28,145
June 30	0.10000	9,787	9,865	8,046	1,254	28,952
September 30	0.10000	9,449	13,214	7,888	1,204	31,755
December 31	0.10000	9,211	15,018	7,754	1,184	33,167
Total	$0.40000	$38,460	$46,674	$31,926	$4,959	$122,019
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
September 30	0.10000	10,335	6,451	8,431	1,430	26,647
December 31	0.10000	10,127	7,739	8,317	1,387	27,570
Total	$0.38750	$40,270	$24,971	$32,731	$5,741	$103,713
2022
March 31	$0.09375	$8,837	$3,018	$6,876	$1,030	$19,761
June 30	0.09375	9,299	3,157	7,362	1,259	21,077
September 30	0.09375	9,684	3,972	7,732	1,399	22,787
December 31	0.09375	9,859	4,559	7,923	1,478	23,819
Total	$0.37500	$37,679	$14,706	$29,893	$5,166	$87,444
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T-R share, per Class S-R share, per Class D-R share, per Class I-R share, per Class E share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)	Consists of distribution fees paid to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T-R shares, Class S-R shares and Class D-R shares, Class S-PR shares and Class D-PR shares. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2024, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except for per share data)	2024	2023	2022
Number of shares redeemed or repurchased	24,937	22,815	8,466
Aggregate dollar amount of shares redeemed or repurchased	$191,630	$193,859	$73,378
Average redemption or repurchase price per share	$7.69	$8.50	$8.67

11. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the Advisory Agreement. The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of December 31, 2024 and 2023, we had redeemable OP Units outstanding of 1.2 million and 1.4 million, respectively.

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of the year	$11,746	$18,130
Distributions to redeemable noncontrolling interests	(544)	(764)
Redemptions of redeemable noncontrolling interests	(1,500)	(4,940)
Net loss attributable to redeemable noncontrolling interests	(273)	(597)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	(7)	(69)
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	(41)	(14)
Ending balance	$9,381	$11,746
(1)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

12. NONCONTROLLING INTERESTS

OP Units

As of December 31, 2024 and 2023, the Operating Partnership had issued OP Units to third-party investors, representing 46.6% and 28.4%, respectively, of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders). OP Units held by third-party investors are made up of Class E, Class T-R, Class S-R, and Class I-R OP Units.

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of period	78,737	55,079	27,180
Issuance of units	83,572	27,274	28,821
Redemption of units	(4,070)	(3,616)	(922)
Balance at end of period	158,239	78,737	55,079

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the years ended December 31, 2024, 2023 and 2022, the aggregate amount of OP Units redeemed was $31.4 million, $30.9 million, and $7.9 million, respectively. The estimated maximum redemption value (unaudited) of the aggregate outstanding OP Units issued to third party investors as of December 31, 2024 and 2023 was $1.19 billion and $641.1 million, respectively.

13. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement, by and among us, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends April 30, 2025, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager, which is also a related party, provides dealer manager services in connection with our securities offerings pursuant to the terms of the fourth amended and restated dealer manager agreement, effective December 1, 2021 (the “Dealer Manager Agreement”) by and among us, the Advisor and the Dealer Manager. On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our Former Advisor (the “Transaction”). On the same date, our Former Advisor assigned the advisory agreement to our Advisor. Ares did not acquire the Former Sponsor, and we now consider Ares real estate to be our sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was majority owned by the founders of the Former Sponsor and/or their affiliates. The Dealer Manager was also directly or indirectly majority owned, controlled and/or managed by the founders of the Former Sponsor and/or their affiliates. Presently, following the Transaction, the Advisor and the Dealer Manager are directly or indirectly majority owned, controlled and/or managed by Ares. The Advisor, the Sponsor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our securities offerings and for the investment and management of our assets and our other activities and operations.

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

Selling Commissions, Dealer Manager Fees and Distribution Fees (Class T-R, Class S-R, Class D-R and Class I-R Shares). We closed our fourth primary public offering effective July 2, 2024, pursuant to which we had offered Class T-R shares, Class S-R shares, Class D-R shares and Class I-R shares. We had paid the Dealer Manager upfront selling commissions with respect to Class T-R shares and Class S-R shares sold in the primary portion of our public offering and dealer manager fees with respect to Class T-R shares sold in the primary portion of our public offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the transaction price (generally equal to the most recent monthly NAV per share) at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of all outstanding Class T-R shares, Class S-R shares and Class D-R shares including shares issued under our distribution reinvestment plan. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow all or a portion of the distribution fees to broker dealers whose clients own Class T-R shares, Class S-R shares and/or Class D-R shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

	Class T-R		Class S-R	Class D-R	Class I-R
Selling commissions (as % of transaction price)	up to 3.00	%*	up to 3.50%	—%	—%
Dealer manager fees (as % of transaction price)	up to 1.50	%*	—%	—%	—%
Distribution fees (as % of NAV per annum)	0.85%		0.85%	0.25%	—%
*	The sum of upfront selling commissions and upfront dealer manager fees on Class T-R shares may not exceed 3.50% of the offering price.

We will cease paying the distribution fees with respect to individual Class T-R shares, Class S-R shares and Class D-R shares when they are no longer outstanding, including as a result of a conversion to Class I-R shares, as applicable. Each Class T-R shares, Class S-R shares and Class D-R shares held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I-R shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of our common stock on a national securities exchange; (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with our transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the DRIP or received as stock dividends) equals or exceeds 8.75% (or a lower limit set forth in any applicable agreement between the Dealer Manager and a participating broker dealer, provided that the Dealer Manager advises our transfer agent of the lower limit in writing) of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in a primary offering.

Selling Commissions, Dealer Manager Fees and Distribution Fees (Class S-PR, Class D-PR and Class I-PR Shares). On August 2, 2024, we initiated the Private Offering of Class S-PR shares, Class D-PR shares and Class I-PR shares. We pay the Dealer Manager upfront selling commissions with respect to S-PR shares and D-PR shares sold in the primary portion of our Private Offering and dealer manager fees with respect to S-PR shares sold in the primary portion of our Private Offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the transaction price (generally equal to the most recent monthly NAV per share) at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of all outstanding Class S-PR shares and Class D-PR shares including shares issued under our DRIP. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow all or a portion of the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class S-PR shares and/or Class D-PR shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

	Class S-PR		Class D-PR	Class I-PR
Selling commissions (as % of transaction price)	up to 3.00	%*	up to 1.50%	—%
Dealer manager fees (as % of transaction price)	up to 1.50	%*	—%	—%
Distribution fees (as % of NAV per annum)	0.85%		0.25%	—%
*	The sum of upfront selling commissions and upfront dealer manager fees on Class S-PR shares may not exceed 3.50% of the offering price.

We will cease paying the distribution fees with respect to individual Class S-PR shares and Class D-PR shares when they are no longer outstanding, including as a result of a conversion to Class I-PR shares. Class S-PR shares or Class D-PR shares held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I-PR shares, at the applicable conversion rate on the earliest of: (i) a listing of any shares of our common stock on a national securities exchange; (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with our transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the DRIP or received as stock dividends) equals or exceeds the limit, if any, set forth in any applicable agreement between the Dealer Manager and a participating broker dealer, provided that the Dealer Manager advises our transfer agent of the lower limit in writing of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in a primary offering.

Additional Underwriting Compensation and Primary Dealer Fee. We pay directly, or reimburse the Advisor and the Dealer Manager if they pay on our behalf, certain additional items of underwriting compensation, including legal fees of the Dealer Manager, costs reimbursement for registered representatives of participating broker-dealers to attend educational conferences sponsored by us or the Dealer Manager, attendance fees for registered persons associated with the Dealer Manager to attend seminars conducted by participating broker-dealers, and promotional items. In addition to this additional underwriting compensation, the Advisor may also pay the Dealer Manager additional amounts to fund certain of the Dealer Manager’s costs and expenses related to the distribution of our securities offering, which will not be reimbursed by us. Also, the Dealer Manager may pay supplemental fees or commissions to participating broker-dealers and servicing broker-dealers with respect to certain shares sold in the primary portions of our securities offerings, which will not be reimbursed by us. Through June 30, 2017, we paid to the Dealer Manager primary dealer fees in the amount of 5.0% of the gross proceeds raised from certain sales of Class I-R shares in the primary portion of our prior public offering. We currently do not intend to pay additional primary dealer fees in our securities offerings.

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

The performance participation allocation is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance participation allocation equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance participation allocation. We completed the 2024 calendar year with a cumulative loss carryforward that will apply to future performance participation allocations. The cumulative loss carryforward as of December 31, 2024 is approximately $0.45 per Fund Interest (unaudited), which takes into account a $0.41 per Fund Interest loss carryforward (unaudited) generated in the 2023 calendar year. Realization of the loss carryforward is contingent on future performance. As such, the loss carryforward is not included in the consolidated balance sheet as of December 31, 2024. Even after the offset of the loss carryforward, future performance participation allocations will be subject to the Hurdle Amount. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance participation allocation that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2024, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 12” for detail regarding the Class E OP Units.

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I-R OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of December 31, 2024 and 2023, therefore no performance participation allocation expense was recognized in our consolidated statements of operations for the years ended December 31, 2024 and 2023. As the performance hurdle was achieved as of December 31, 2022, we recognized approximately $23.7 million of performance participation allocation expense in our consolidated statements of operations.

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

These agreements were amended, and the Special Units were issued, so that, at the election of the holder, the performance participation allocation previously payable to the Advisor may be paid instead to the holder of the Special Units as a performance participation allocation with respect to the Special Units. If the holder does not elect on or before the first day of a calendar year to have the performance participation allocation paid as a fee to the Advisor, then it will be paid as a distribution on the performance participation interest to the holder of the Special Units. In such case, the performance participation allocation will be payable in cash or Class I-R OP Units, at the election of the holder. If the holder elects to receive such distributions in Class I-R OP Units, the number of Class I-R OP Units to be issued to the holder will be determined by dividing an amount equal to the value of the performance participation allocation by the net asset value per Class I-R OP Unit as of the date of the distribution. The holder of the Special Units may request the Operating Partnership to repurchase such OP Units from the holder at a later date. Any such repurchase requests will normally not be subject to any holding period, early redemption deduction, volume limitations or other restrictions that apply to other holders of OP Units under the limited partnership agreement of the Operating Partnership or to our stockholders under our share redemption program. However, certain restrictions on redemption may apply if certain liquidity requirements are not met. In addition, in the event the Operating Partnership commences a liquidation of its assets during any calendar year, the holder of the Special Units will be distributed the performance participation allocation as its liquidation distribution, or the Advisor will receive payment of the performance participation allocation, as applicable, prior to the distribution of the remaining liquidation proceeds to the holders of OP Units.

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

DST Program

DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 7,” Ares Diversified Real Estate Exchange LLC (“ADREX,” formerly known as Black Creek Exchange LLC), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $3.50 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through fees and expenses paid by the investors at the time of investment, or deductions from distributions paid to such investors.

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

DST Manager Fees. ADREX Manager LLC (formerly known as BC Exchange Manager LLC, the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC Exchange Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, ADREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon, as discussed further below), (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (iv) up to 1.0% of the gross equity proceeds as compensation for developing and maintaining the DST Program technology and intellectual property. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, cash, or a combination of OP Units and cash, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager (or such other amount as may be set forth in the applicable DST Program offering documents).

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

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2024	2023	2022	2024	2023
Selling commissions and dealer manager fees (1)	$282	$1,189	$4,289	$—	$—
Ongoing distribution fees (1)(2)	9,631	8,896	6,800	906	804
Advisory fees—fixed component	40,786	38,645	33,747	3,646	3,281
Performance participation allocation (3)	—	—	23,747	—	—
Other fees and expense reimbursements—Advisor (4)(5)	13,831	13,788	11,346	6,074	3,909
Other expense reimbursements—Dealer Manager	281	335	372	125	84
Property accounting fee (6)	2,070	1,884	1,289	187	170
DST Program selling commissions, dealer manager and distribution fees (1)	12,468	9,693	22,467	501	308
Other DST Program related costs—Advisor (5)	11,992	8,114	14,860	179	171
Total	$91,341	$82,544	$118,917	$11,618	$8,727
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $69.9 million and $66.7 million as of December 31, 2024 and 2023, respectively.
(3)	The performance hurdle was not met for the years ended December 31, 2024 and 2023 and no performance participation allocation expense was recognized. The 2022 performance participation allocation in the amount of $23.7 million became payable on December 31, 2022, and the Advisor elected to settle the amounts owed in cash in January 2023.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the years ended December 31, 2024, 2023 and 2022, were approximately $12.5 million, $12.6 million and $10.7 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

On December 31, 2023, an affiliate of our Sponsor acquired and internalized the activities of 3RE Partners, which provided construction supervision services related to our preferred equity investment. As of December 31, 2023, we had approximately $0.2 million of fees payable to 3RE Partners on our consolidated balance sheet for services provided during 2023 prior to the acquisition.

Advisory Agreement

Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor previously entered into that certain Second Amended and Restated Advisory Agreement (2023), effective as of June 3, 2023 (the “2023 Advisory Agreement”). The term of the 2023 Advisory Agreement continued through April 30, 2024, subject to an unlimited number of successive one-year renewals. Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor renewed the 2023 Advisory Agreement on substantially the same terms through April 30, 2025, by entering into the Amended and Restated Advisory Agreement (2024) (the “2024 Advisory Agreement”), effective as of April 30, 2024.

In addition to the renewal, the 2024 Advisory Agreement amended the 2023 Advisory Agreement by clarifying that the property accounting services provided by the Advisor do not include financial systems and software and consultants related thereto, and that the Advisor may be reimbursed for expenses related to such financial systems and software and consultants related thereto.

On August 2, 2024, Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor amended and restated the 2024 Advisory Agreement by entering into the Second Amended and Restated Advisory Agreement (2024) (the “Amended Advisory Agreement”). The Amended Advisory Agreement amends the 2024 Advisory Agreement to make immaterial changes regarding the Private Offering and related matters.

Limited Partnership Agreement

On August 2, 2024, Ares Real Estate Income Trust Inc. and AREIT Incentive Fee LP, an affiliate of our Advisor, replaced the then-current limited partnership agreement of the Operating Partnership by entering into a Thirteenth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”). The Amended OP Agreement reflects revised classes of limited partnership units that correspond to the revisions to our share classes described below and other immaterial changes regarding the Private Offering and related matters.

Transactions with Affiliates

We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our securities offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2024 and 2023, we held a 53.1% and 71.1%, respectively, limited partnership interest in the Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 12” for detail regarding our noncontrolling interests.

Student Housing Investment Arrangement

The changes in the Amended Advisory Agreement and Amended OP Agreement described above were made in contemplation of a Project Specialist arrangement in student housing investments. Under this arrangement, affiliates of Timberline Real Estate Ventures (“Timberline”), a fully integrated, operationally focused privately held real estate operator and investment manager specializing in the development, acquisition and operation of student housing, multifamily, and mixed-use retail/residential communities, will enter into a joint venture with affiliates of the Advisor to create a Product Specialist (collectively, with its affiliated entities, the “Student Housing Product Specialist”). For each student housing investment by the Company made through the Student Housing Product Specialist, the Student Housing Product Specialist will be retained under a management services agreement, engaged as property manager under a property management agreement and receive a profits interest through the Operating Partnership in such investment. The Student Housing Product Specialist will be paid fees for the services it provides. The Advisor or its affiliates will have an economic interest in these agreements except the profits interests, with respect to which the Advisor and its affiliates will have no economic interest. With respect to each student housing investment made under this arrangement, an affiliate of the Student Housing Project Specialist will receive a profits interest through the Operating Partnership. As of and for the year ended December 31, 2024, there have been no student housing investments made through this arrangement nor have any fees been incurred with the Student Housing Product Specialist.

Mortgage Loan Origination Program

On November 15, 2024, our board of directors approved a mortgage origination program (the “Origination Program”), pursuant to which our Advisor has been delegated authority to originate and sell mortgage loans. The purpose of the Origination Program is to allow us to earn origination fees for originating mortgage loans. Our intention is to sell such mortgage loans to another party within a short period. When sold, a portion of the origination fees earned may be passed onto the subsequent purchaser of the loan. Under the terms of the Origination Program, loans may be sold to affiliates of the Advisor, including joint venture partnerships in which we have an interest, provided each party is responsible for their own expenses and there are no transaction, management or other fees paid by us (apart from fees and expenses it pays pursuant to the Advisory Agreement with our Advisor). We may have a direct or indirect interest in an Ares-managed fund or investment program that acquires such loans. The Origination Program authorizes the Advisor to approve co-lending arrangements for mortgage loans originated under the program, including with affiliates of the Advisor, pursuant to which we may originate a portion of a larger mortgage loan. Each co-lender must be responsible for their own expenses and there may be no transaction, management or other fees paid by us to the other co-lenders (apart from fees and expenses it pays pursuant to the Advisory Agreement with our Advisor). As of December 31, 2024, we had originated one mortgage loan for which there was a co-lending arrangement with an affiliate of our Advisor. The carrying amount and outstanding principal amount was $193.9 million and $196.0 million, respectively, as of December 31, 2024. During the year ended December 31, 2024, we had not sold any mortgage loans originated under the Origination Program to any affiliates of our Advisor.

14. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net loss attributable to common stockholders—basic	$(37,135)	$(62,427)	$(39,979)
Net loss attributable to redeemable noncontrolling interests	(273)	(597)	(370)
Net loss attributable to noncontrolling interests	(19,935)	(20,189)	(9,314)
Net loss attributable to common stockholders—diluted	$(57,343)	$(83,213)	$(49,663)
Weighted-average shares outstanding—basic	188,336	203,291	194,039
Incremental weighted-average shares effect of conversion of noncontrolling interests	116,843	64,265	39,265
Weighted-average shares outstanding—diluted	305,179	267,556	233,304
Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.31)	$(0.21)
Diluted	$(0.20)	$(0.31)	$(0.21)

15. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosure of cash activities:
Interest paid related to consolidated indebtedness	$99,434	$78,260	$53,889
Interest paid related to DST Program	62,618	55,586	42,008
Cash paid for income taxes	8,225	—	—
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	32,112	32,618	29,442
Increase in accrued future ongoing distribution fees	3,266	5,737	26,855
Increase in DST Program Loans receivable through DST Program capital raising	63,332	51,360	51,496
Redeemable noncontrolling interests issued as settlement of performance participation allocation	—	—	15,327
Issuances of OP Units for DST Interests	639,102	228,301	252,578
Changes in assets, liabilities and noncontrolling interests from consolidation of joint venture partnership:
Net investment in real estate properties	75,506	—	—
Other assets	1,052	—	—
Accounts payable and accrued expenses	(550)	—	—
Debt, net	(51,471)	—	—
Other liabilities	(297)	—	—
Noncontrolling interests	(4,033)	—	—

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning of period:
Cash and cash equivalents	$15,052	$13,336	$10,605
Restricted cash	4,614	3,850	3,747
Cash, cash equivalents and restricted cash	$19,666	$17,186	$14,352
End of period:
Cash and cash equivalents	$19,554	$15,052	$13,336
Restricted cash	7,865	4,614	3,850
Cash, cash equivalents and restricted cash	$27,419	$19,666	$17,186

16. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2024.

Unfunded Commitments

As of December 31, 2024, we had unfunded commitments of $256.6 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

17. SEGMENT FINANCIAL INFORMATION

Our six reportable segments are residential properties, industrial properties, retail properties, office properties, other properties and investments in real estate debt and securities. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and/or investments and the related operating activities. Our chief operating decision maker (“CODM”) is Jay W. Glaubach, Partner and Co-President.

Our CODM relies on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of each segment. Net investment in real estate properties, investments in real estate debt and securities, restricted cash, tenant receivables, straight-line rent receivables and other assets directly assignable to a property or investment are allocated to the segment groupings. Corporate items that are not directly assignable to a property, such as investments in unconsolidated joint venture partnerships and DST Program Loans, are not allocated to segment groupings, but are reflected as reconciling items.

The following table reflects our total consolidated assets by segment as of December 31, 2024 and 2023:

	As of
(in thousands)	December 31, 2024 (1)	December 31, 2023
Assets:
Residential properties	$2,126,453	$1,658,945
Industrial properties	1,664,506	1,353,331
Retail properties	497,184	509,307
Office properties	367,025	373,467
Other properties (2)	149,847	55,130
Investments in real estate debt and securities	353,258	370,176
Total segment assets	5,158,273	4,320,356
Corporate	572,976	319,050
Total assets	$5,731,249	$4,639,406
(1)	As of December 31, 2024, our debt-related investment classified as held for sale is included in the corporate grouping.
(2)	Includes self-storage properties.

We consider net operating income, a non-GAAP financial measure, to be an appropriate supplemental performance measure and believe net operating income provides useful information regarding our financial condition and results of operations because net operating income reflects the operating performance of our investments and excludes certain items that are not considered to be controllable in connection with the management of the investments, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expenses, gains and losses on the extinguishment of debt and noncontrolling interests. However, net operating income should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our net operating income may not be comparable to that of other real estate companies, as they may use different methodologies for calculating net operating income. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss attributable to common stockholders	$(37,135)	$(62,427)	$(39,979)
Real estate-related depreciation and amortization	152,777	149,985	134,617
General and administrative expenses	12,808	11,824	10,570
Advisory fees	40,786	38,645	33,747
Performance participation allocation	—	—	23,747
Acquisition costs and reimbursements	7,034	7,034	5,427
Valuation allowance on debt-related investment	—	(1,799)	1,799
(Income) loss from unconsolidated joint venture partnerships	(14,531)	3,578	(2,970)
Interest expense	188,318	148,517	140,406
Gain on sale of real estate property	(12,913)	(36,884)	(94,827)
Unrealized loss on DST Program Loans	17	—	—
Unrealized loss (gain) on financing obligations	2,034	(932)	—
(Gain) loss on extinguishment of debt and financing obligations, net	(41,050)	700	—
Gain on derivative instruments	(402)	(126)	(4,723)
Provision for current expected credit losses	(1,533)	1,997	—
Other income and expenses	(6,583)	(4,950)	(2,860)
Income tax expense	11,842	—	—
Net loss attributable to redeemable noncontrolling interests	(273)	(597)	(370)
Net loss attributable to noncontrolling interests	(19,935)	(20,189)	(9,314)
Net operating income	$281,261	$234,376	$195,270

The following table sets forth consolidated financial results by segment for the years ended December 31, 2024, 2023 and 2022:

					Other	Debt and
(in thousands)	Residential	Industrial	Retail	Office	Properties	Securities	Consolidated
2024
Rental revenues	$140,014	$112,376	$61,206	$50,103	$7,152	$—	$370,851
Debt-related income	—	—	—	—	—	46,642	46,642
Rental expenses	(66,268)	(27,817)	(15,880)	(23,422)	(2,845)	—	(136,232)
Net operating income	$73,746	$84,559	$45,326	$26,681	$4,307	$46,642	$281,261
2023
Rental revenues	$120,706	$91,145	$58,916	$51,096	$132	$—	$321,995
Debt-related income	—	—	—	—	—	31,175	31,175
Rental expenses	(57,923)	(20,083)	(15,575)	(25,165)	(48)	—	(118,794)
Net operating income	$62,783	$71,062	$43,341	$25,931	$84	$31,175	$234,376
2022
Rental revenues	$98,524	$74,244	$64,039	$52,427	$—	$—	$289,234
Debt-related income	—	—	—	—	—	9,989	9,989
Rental expenses	(44,292)	(17,308)	(17,080)	(25,273)	—	—	(103,953)
Net operating income	$54,232	$56,936	$46,959	$27,154	$—	$9,989	$195,270

1

18. SUBSEQUENT EVENTS

Disposition of Real Property

Subsequent to December 31, 2024, we sold three industrial properties for an aggregate contractual sale price of $27.6 million. Our total accounting basis, which is inclusive of straight-line rent receivables and net of accumulated depreciation and amortization, for these properties as of the closing dates was approximately $16.1 million.

Disposition of Debt-Related Investment

Subsequent to December 31, 2024, we sold one debt-related investment, which was classified as held for sale as of December 31, 2024, to a joint venture partnership in which we have an ownership interest for a sale price of $194.5 million, equal to the carrying cost of the debt-related investment on the date of sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Unregistered Sales of Equity Securities

From February 3, 2025 through March 3, 2025, the Company issued the following shares in transactions exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Regulation D.

The following table details the shares issued and gross proceeds:

	Number of
	Shares Issued	Gross Proceeds
Class S-PR Shares (1)(2)	625,179	$4,798,007
Class I-PR Shares (1)	780,227	$5,930,510
(1)	Number of shares issued and gross proceeds include activity from shares issued pursuant to our distribution reinvestment plan.
(2)	Gross proceeds for Class S-PR shares include upfront selling commissions and dealer manager fees, in aggregate, of $38,975.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

(b)	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Second Articles of Restatement. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.2	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

4.1	Sixth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report filed with the SEC on August 6, 2024.

4.2	Private Offering Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

4.3	Fourth Amended and Restated Share Redemption Program, effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

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

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.6*	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.

10.1

Second Amended and Restated Advisory Agreement (2024), effective as of August 2, 2024. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.2

Form of Indemnification Agreement for officers and directors. Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-125338) filed with the SEC on January 13, 2006.

10.3	Second Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

10.4	Amended and Restated Secondary Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 24, 2015.

Exhibit Number	Description

10.5	Form of Independent Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on March 10, 2014.

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

10.17

Thirteenth Amended and Restated Limited Partnership Agreement of AREIT Operating Partnership LP dated as of August 2, 2024. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

Exhibit Number	Description

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

10.23	Form of Profit Interest Grant Letter. Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 13, 2024.

10.24	Form of Property Management Agreement. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

10.25	Form of Management Services Agreement. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

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

10.27

Dealer Manager Agreement, dated August 2, 2024, by and between Ares Real Estate Income Trust Inc. and Ares Wealth Management Solutions, LLC. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.28	Form of Selected Dealer Agreement. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.29

Fourth Amendment to Third Amended and Restated Credit and Term Loan Agreement, dated as of June 27, 2024, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP) and Bank of America, N.A, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024.

Exhibit Number	Description

10.30

Fifth Amendment to Third Amended and Restated Credit and Term Loan Agreement, dated as of September 24, 2024, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party hereto, the Lenders party hereto, and Bank of America, N.A, as Administrative Agent. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.31*

Loan Agreement, dated as of October 1, 2024, between JPMorgan Chase Bank, National Association, Morgan Stanley Bank, N.A., and Natixis Real Estate Capital LLC, as lenders, and each of certain subsidiaries of AREIT Operating Partnership LP, as borrowers.

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of Ares Real Estate Income Trust Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

101

The following materials from Ares Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 6, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

ARES REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2024

				Initial Cost to Company				Gross Amount Carried at December 31, 2024
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5, 6)	Acquisition Date
Residential properties:
The Daley	Rockville, MD	4	$60,215	$15,139	$80,500	$95,639	$1,034	$15,139	$81,534	$96,673	$(14,070)	7/2/2019
Juno Winter Park	Winter Park, FL	1	46,306	9,129	75,420	84,549	1,147	9,129	76,567	85,696	(12,163)	7/9/2019
Perimeter	Sandy Springs, GA	1	67,682	17,407	99,763	117,170	709	17,407	100,472	117,879	(16,242)	12/19/2019
The Palms	Davie, FL	15	62,154	18,737	60,475	79,212	3,736	18,737	64,211	82,948	(9,737)	11/3/2020
oLiv Tucson	Tucson, AZ	1	80,600	—	125,003	125,003	692	—	125,695	125,695	(11,798)	10/20/2021
Arabelle Clearwater	Clearwater, FL	10	60,843	11,633	104,719	116,352	178	11,633	104,897	116,530	(10,179)	11/30/2021
Vue 1400	West Palm Beach, FL	1	51,551	12,835	69,800	82,635	—	12,835	69,800	82,635	(7,129)	12/21/2021 (7)
Arabelle Riverwalk	Tampa Bay, FL	1	117,063	20,005	214,045	234,050	714	20,005	214,759	234,764	(19,574)	12/28/2021
Skye 750	King of Prussia, PA	1	—	12,535	80,310	92,845	431	12,535	80,741	93,276	(7,719)	1/5/2022
Arabelle City Center	Pembroke, FL	11	—	15,776	141,006	156,782	2,482	15,776	143,488	159,264	(12,530)	4/12/2022
Dallas Cityline	Richardson, TX	1	—	6,281	104,812	111,093	913	6,281	105,725	112,006	(9,522)	4/13/2022
Dallas Wycliff	Dallas, TX	3	—	14,021	80,062	94,083	1,688	14,021	81,750	95,771	(7,571)	4/13/2022
Dallas Maple District	Dallas, TX	2	—	14,725	78,364	93,089	1,106	14,725	79,470	94,195	(7,203)	4/13/2022
San Vance	San Antonio, TX	14	—	8,860	68,726	77,586	528	8,860	69,254	78,114	(6,800)	4/13/2022
San Stone Oak	San Antonio, TX	15	27,697	4,569	68,036	72,605	871	4,569	68,907	73,476	(6,575)	4/13/2022
Arabelle Lincoln Station	Denver, CO	1	—	5,798	74,288	80,086	886	5,798	75,174	80,972	(3,646)	8/16/2023
BLVD Dallas	Dallas, TX	7	—	7,752	50,298	58,050	774	7,752	51,072	58,824	(2,694)	9/15/2023
Regency at Johns Creek Walk	Atlanta, GA	5	—	9,150	50,665	59,815	973	9,150	51,638	60,788	(2,513)	11/6/2023
CERU Boca Raton	Boca Raton, FL	1	—	12,766	126,952	139,718	375	12,766	127,327	140,093	(4,036)	5/15/2024
Mercury NoDa	Charlotte, NC	1	—	8,465	64,149	72,614	75	8,465	64,224	72,689	(466)	11/13/2024
The Artizia at Loso	Charlotte, NC	1	—	12,471	83,260	95,731	46	12,471	83,306	95,777	(527)	11/19/2024
Everlight	Redmond, WA	1	—	19,352	104,018	123,370	8	19,352	104,026	123,378	(416)	12/4/2024
Total residential properties		98	$574,111	$257,406	$2,004,671	$2,262,077	$19,366	$257,406	$2,024,037	$2,281,443	$(173,110)

Industrial properties:
Vasco Road	Livermore, CA	1	$17,435	$4,880	$12,019	$16,899	$(29)	$4,880	$11,990	$16,870	$(3,945)	7/21/2017
Northgate	North Las Vegas, NV	1	22,605	3,940	20,715	24,655	115	3,943	20,827	24,770	(5,889)	7/26/2017
Stafford Grove	Stafford, TX	3	28,525	8,540	28,879	37,419	3,153	8,586	31,986	40,572	(8,907)	4/9/2018
Kaiser Business Center	Folcroft, PA	2	17,800	6,140	12,730	18,870	2,138	6,140	14,868	21,008	(4,293)	12/10/2018
Tri-County DC	Schertz, TX	1	16,819	2,346	18,400	20,746	1,189	2,346	19,589	21,935	(4,586)	2/13/2019
Florence Logistics Center	Florence, KY	1	14,358	1,791	16,968	18,759	206	1,791	17,174	18,965	(4,133)	5/14/2019
World Connect Logistics Center	Indianapolis, IN	1	32,386	4,983	39,172	44,155	583	4,983	39,755	44,738	(8,817)	9/27/2019
Tri-County DC II A	Schertz, TX	1	9,004	1,280	8,562	9,842	527	1,280	9,089	10,369	(2,271)	10/1/2019
Aurora DC	Aurora, IL	1	7,562	1,681	6,887	8,568	912	1,681	7,799	9,480	(2,286)	12/13/2019
Railhead DC	Dallas/Fort Worth, TX	1	7,774	2,102	17,475	19,577	187	2,102	17,662	19,764	(3,821)	2/4/2020
Tri-County DC II B	Schertz, TX	1	2,393	455	2,429	2,884	166	455	2,595	3,050	(636)	2/14/2020
Sterling IC	Washington, DC	1	3,500	1,976	3,369	5,345	14	1,976	3,383	5,359	(753)	3/25/2020
Clayton Commerce Center	Atlanta, GA	1	48,013	7,403	51,886	59,289	7,181	7,403	59,067	66,470	(13,728)	6/26/2020
Bay Area Commerce Center	East Bay, CA	1	30,984	10,135	38,672	48,807	1,700	10,135	40,372	50,507	(6,431)	8/27/2020
Air Tech DC	Louisville, KY	2	3,118	615	18,471	19,086	307	616	18,777	19,393	(3,652)	10/16/2020
East Columbia IC	Portland, OR	2	11,620	3,352	11,726	15,078	644	3,352	12,370	15,722	(3,596)	12/2/2020
Plainfield LC	Indianapolis, IN	1	11,711	2,514	17,260	19,774	17	2,514	17,277	19,791	(2,594)	12/16/2020
395 LC	Reno, NV	1	54,407	6,752	61,784	68,536	348	6,752	62,132	68,884	(10,762)	12/21/2020
Radar Distribution Center	Northampton, PA	1	26,000	7,167	42,373	49,540	700	7,167	43,073	50,240	(5,236)	3/31/2021
Intermountain Space Center	Salt Lake City, UT	1	44,509	14,786	48,645	63,431	3,421	14,786	52,066	66,852	(12,211)	6/30/2021
Airway Industrial Park	San Diego, CA	1	22,439	5,740	18,616	24,356	2,096	5,740	20,712	26,452	(2,522)	7/9/2021

				Initial Cost to Company				Gross Amount Carried at December 31, 2024
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5, 6)	Acquisition Date
Industrial properties (cont.):
Greenwood Business Center	Greenwood, IN	1	—	858	16,251	17,109	(30)	858	16,221	17,079	(2,782)	8/2/2021
25 Linden Industrial Center	Jersey City, NJ	1	16,722	7,764	9,576	17,340	265	7,764	9,841	17,605	(2,945)	8/31/2021
Little Orchard Business Park	San Jose, CA	4	50,472	51,265	48,147	99,412	1,479	51,265	49,626	100,891	(13,273)	9/8/2021
Tustin Business Center	Tustin, CA	2	22,070	22,734	12,233	34,967	94	22,734	12,327	35,061	(2,712)	9/22/2021
Campus Drive IC	Burlington, NJ	1	4,100	2,364	4,288	6,652	45	2,364	4,333	6,697	(954)	10/7/2021
Long Island Logistics Center	Islandia, NY	1	13,200	4,927	16,198	21,125	277	4,927	16,475	21,402	(3,113)	12/9/2021
Phoenix IC	Phoenix, AZ	1	11,619	4,709	12,895	17,604	344	4,709	13,239	17,948	(3,077)	12/13/2021
Tempe IC	Tempe, AZ	1	18,259	3,628	24,857	28,485	395	3,628	25,252	28,880	(4,910)	12/13/2021
Las Vegas IC	Las Vegas, NV	2	6,148	2,623	6,186	8,809	212	2,623	6,398	9,021	(1,156)	12/13/2021
General Washington IC	Alexandria, VA	1	7,100	2,452	8,599	11,051	841	2,452	9,440	11,892	(1,518)	1/7/2022
Western Food Center	Denver, CO	2	21,332	10,399	28,989	39,388	280	10,399	29,269	39,668	(5,656)	1/14/2022
Orlando LC I & II	Orlando, FL	2	—	8,975	88,020	96,995	3,004	8,975	91,024	99,999	(10,153)	2/17/2022
Orlando LC III & IV	Orlando, FL	2	24,099	3,198	40,505	43,703	991	3,198	41,496	44,694	(4,681)	2/17/2022
Orlando LC V	Orlando, FL	1	—	1,939	33,219	35,158	828	1,939	34,047	35,986	(6,033)	2/17/2022
Orlando LC VI	Orlando, FL	1	—	3,405	26,043	29,448	49	3,405	26,092	29,497	(3,361)	2/17/2022
Orlando LC VII	Orlando, FL	1	—	3,156	20,404	23,560	683	3,156	21,087	24,243	(4,275)	2/17/2022
Gillingham IC	Sugarland, TX	1	11,988	2,283	18,268	20,551	51	2,283	18,319	20,602	(2,142)	6/10/2022
Maplewood Drive IC	Minneapolis, MN	1	—	1,026	4,488	5,514	679	1,026	5,167	6,193	(1,387)	6/17/2022
Glen Afton IC	Charlotte, NC	1	—	2,294	19,742	22,036	589	2,294	20,331	22,625	(2,995)	6/17/2022
East 56th Ave IC	Denver, CO	1	—	4,724	14,317	19,041	421	4,724	14,738	19,462	(2,913)	6/17/2022
Brockton IC	Grand Rapids, MI	1	—	1,250	5,272	6,522	487	1,250	5,759	7,009	(1,543)	6/17/2022
Pine Vista IC	Houston, TX	1	—	2,952	15,838	18,790	593	2,952	16,431	19,383	(3,020)	6/17/2022
Tri-County Parkway IC	San Antonio, TX	1	—	1,579	11,205	12,784	2,003	1,579	13,208	14,787	(2,345)	6/17/2022
Miami NW 114th IC	Miami, FL	1	—	5,533	6,489	12,022	2,175	5,533	8,664	14,197	(1,419)	6/17/2022
North Harney IC	Tampa, FL	1	—	3,586	4,439	8,025	941	3,586	5,380	8,966	(1,083)	6/17/2022
Wes Warren Drive IC	New York, NY	1	—	1,537	5,978	7,515	881	1,537	6,859	8,396	(1,421)	6/17/2022
Enterprise Way IC	Oklahoma City, OK	1	—	537	5,982	6,519	343	537	6,325	6,862	(1,092)	6/17/2022
New Albany IC	Moorestown, NJ	1	—	5,630	11,914	17,544	611	5,630	12,525	18,155	(2,516)	6/17/2022
North 5th Street CC	Philadelphia, PA	1	11,800	4,359	18,945	23,304	418	4,359	19,363	23,722	(4,069)	6/24/2022
VM8 Logistics Center	Houston, TX	1	11,865	2,166	15,345	17,511	4,577	2,166	19,922	22,088	(597)	1/19/2023
Moreno Valley Distribution Center	Moreno Valley, CA	1	20,656	3,955	29,466	33,421	95	3,955	29,561	33,516	(2,397)	5/2/2023
SLC Logistics Center	Salt Lake City, UT	2	—	17,224	59,861	77,085	130	17,224	59,991	77,215	(3,914)	9/26/2023
Cindel Drive Business Park	Delran, NJ	2	—	6,282	19,352	25,634	370	6,282	19,722	26,004	(1,639)	12/19/2023
Metro North IC	Methuen, MA	1	—	6,908	49,604	56,512	332	6,908	49,936	56,844	(2,219)	5/8/2024
Sugar Land CC	Sugarland, TX	2	—	7,336	28,568	35,904	61	7,336	28,629	35,965	(983)	6/28/2024
Pima Street Logistics Center	Phoenix, AZ	1	—	3,793	15,165	18,958	59	3,793	15,224	19,017	(307)	10/1/2024
Southpark Logistics Center I	Grove City, OH	1	—	2,199	26,714	28,913	—	2,199	26,714	28,913	(40)	12/20/2024
Southpark Logistics Center II	Grove City, OH	1	—	2,589	26,495	29,084	—	2,589	26,495	29,084	(43)	12/20/2024
Southpark Logistics Center III	Grove City, OH	1	—	1,503	15,385	16,888	—	1,503	15,385	16,888	(21)	12/20/2024
Grove City Logistics Center	Grove City, OH	1	—	2,515	17,889	20,404	—	2,515	17,889	20,404	(35)	12/20/2024
Whitestown Distribution Center I	Whitestown, IN	1	—	1,451	11,137	12,588	—	1,451	11,137	12,588	(22)	12/20/2024
Whitestown Distribution Center II	Whitestown, IN	1	—	2,449	21,406	23,855	—	2,449	21,406	23,855	(42)	12/20/2024
Whitestown Distribution Center III	Whitestown, IN	1	—	815	8,491	9,306	—	815	8,491	9,306	(10)	12/20/2024
Greenfield Distribution Center	Greenfield, IN	1	—	828	7,073	7,901	—	828	7,073	7,901	(16)	12/20/2024
Fairfield Commerce Center	Fairfield, OH	1	—	967	14,107	15,074	—	967	14,107	15,074	(59)	12/20/2024

				Initial Cost to Company				Gross Amount Carried at December 31, 2024
							Cost
							Capitalized or
					Buildings and		Adjustments		Buildings and		Accumulated
		No. of			Improvements		Subsequent to		Improvements	Total Costs	Depreciation
($ in thousands)	Location	Buildings	Debt (1)	Land	(2)	Total Costs	Acquisition (4)	Land	(2)	(3, 4)	(4, 5, 6)	Acquisition Date
Industrial properties (cont.):
Ohio Logistics Center	Streetsboro, OH	1	—	827	6,741	7,568	—	827	6,741	7,568	(10)	12/20/2024
Richmond Airport Logistics I	Henrico, VA	1	—	1,876	26,418	28,294	—	1,876	26,418	28,294	(34)	12/20/2024
Richmond Airport Logistics II	Henrico, VA	1	—	1,648	27,222	28,870	—	1,648	27,222	28,870	(30)	12/20/2024
Richmond Airport Logistics III	Henrico, VA	1	—	1,451	15,496	16,947	—	1,451	15,496	16,947	(27)	12/20/2024
Total industrial properties		86	$684,392	$339,046	$1,478,260	$1,817,306	$51,148	$339,096	$1,529,358	$1,868,454	$(222,058)

Retail properties:
Beaver Creek	Apex, NC	1	$—	$12,426	$31,375	$43,801	$1,466	$9,955	$35,312	$45,267	$(17,033)	5/11/2007
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	1,322	7,380	27,100	34,480	(13,431)	8/1/2007
Wareham	Wareham, MA	1	—	10,694	26,241	36,935	3,075	9,049	30,961	40,010	(16,086)	8/1/2007
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	(867)	8/1/2007
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	(1)	6,560	22,013	28,573	(11,262)	8/1/2007
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	(6,298)	8/1/2007
New Bedford	New Bedford, MA	1	3,443	3,790	11,152	14,942	—	3,790	11,152	14,942	(6,656)	10/18/2007
270 Center	Washington, DC	1	—	11,759	24,061	35,820	5,106	11,759	29,167	40,926	(14,368)	4/6/2009
Springdale	Springfield, MA	1	—	11,866	723	12,589	9	11,866	732	12,598	(727)	2/18/2011
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	1,806	3,783	11,519	15,302	(6,164)	3/17/2011
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	2,489	8,759	42,722	51,481	(15,081)	11/4/2014
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	5,457	10,307	32,638	42,945	(11,004)	3/18/2015
Shenandoah	Davie, FL	3	—	10,501	27,397	37,898	1,356	10,501	28,753	39,254	(9,067)	8/6/2015
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	8,538	7,376	59,693	67,069	(19,912)	10/8/2015
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	1,963	3,492	32,618	36,110	(10,391)	12/9/2015
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	6,996	34,804	40,898	75,702	(12,044)	5/27/2016
Village at Lee Branch	Birmingham, AL	2	—	10,476	32,461	42,937	2,512	10,476	34,973	45,449	(8,329)	1/29/2020
Barrow Crossing	Bethlehem, GA	5	—	5,539	50,208	55,747	2,557	5,539	52,765	58,304	(11,087)	6/22/2021
Total retail properties		40	$3,443	$173,156	$457,219	$630,375	$44,651	$169,411	$505,615	$675,026	$(189,807)

Office properties:
1300 Connecticut	Washington, DC	1	$—	$25,177	$41,250	$66,427	$25,873	$25,177	$67,123	$92,300	$(35,240)	3/10/2009
CityView	Austin, TX	4	—	4,606	65,250	69,856	14,933	4,606	80,183	84,789	(29,882)	4/24/2015
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	8,799	3,538	34,664	38,202	(15,375)	10/3/2008
Preston Sherry Plaza	Dallas, TX	1	—	7,500	22,303	29,803	22,920	7,500	45,223	52,723	(23,378)	12/16/2009
3 Second Street	Jersey City, NJ	1	107,000	16,800	193,742	210,542	58,982	16,800	252,724	269,524	(134,298)	6/25/2010
350 Carter Road	Princeton, NJ	1	—	3,966	28,670	32,636	2,368	3,966	31,038	35,004	(3,039)	4/27/2022
107 Morgan Lane	Plainsboro, NJ	1	—	1,589	10,680	12,269	131	1,589	10,811	12,400	(1,047)	10/28/2022
Total office properties		10	$107,000	$63,176	$387,760	$450,936	$134,006	$63,176	$521,766	$584,942	$(242,259)

Other properties:
Aventura Storage	Aventura, FL	1	$—	$12,538	$18,505	$31,043	$121	$12,538	$18,626	$31,164	$(1,122)	12/18/2023
Norwood Storage	Norwood, NJ	1	—	2,308	21,595	23,903	37	2,308	21,632	23,940	(1,049)	12/20/2023
Metro Storage Sharon Hill	Philadelphia, PA	1	—	2,664	14,097	16,761	115	2,664	14,212	16,876	(416)	7/31/2024
Metro Storage Newtown Square	Philadelphia, PA	1	—	2,741	21,983	24,724	170	2,741	22,153	24,894	(594)	7/31/2024
Metro Storage Trevose	Philadelphia, PA	1	—	3,263	17,888	21,151	145	3,263	18,033	21,296	(614)	7/31/2024
Metro Storage Sarasota	Sarasota, FL	1	—	3,149	12,382	15,531	161	3,149	12,543	15,692	(442)	7/31/2024
Metro Storage Fort Myers	Fort Myers, FL	1	—	3,868	8,898	12,766	100	3,868	8,998	12,866	(356)	7/31/2024
Metro Storage Pinellas Park	Tampa, FL	1	—	1,370	5,395	6,765	89	1,370	5,484	6,854	(217)	7/31/2024
Total other properties		8	$—	$31,901	$120,743	$152,644	$938	$31,901	$121,681	$153,582	$(4,810)
Grand total		242	$1,368,946	$864,685	$4,448,653	$5,313,338	$250,109	$860,990	$4,702,457	$5,563,447	$(832,044)

(1)	These properties are encumbered by mortgage notes. Amounts reflects principal amount outstanding as of December 31, 2024. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)	Includes gross intangible lease assets.
(3)	As of December 31, 2024, the aggregate cost for U.S. federal income tax purposes of investments in property was approximately $2.28 billion (unaudited).
(4)	Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the result of lease expirations and terminations.
(5)	Includes intangible lease asset amortization.
(6)	See “Note 2 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for details of depreciable lives.
(7)	Acquisition date for this property represents the date in which the joint venture partnership, for which we have an interest, acquired the property. The initial cost to Company amounts represent the carrying values of the property when we first consolidated the joint venture partnership in December 2024.

The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
	2024	2023	2022
Investments in real estate properties:
Balance at the beginning of period	$4,603,998	$4,178,329	$3,061,851
Acquisitions of properties	886,197	406,548	1,206,476
Improvements	52,328	45,694	30,842
Consolidation of joint venture partnership	82,635	—	—
Property dispositions	(61,711)	(26,573)	(120,840)
Balance at the end of period	$5,563,447	$4,603,998	$4,178,329
Accumulated depreciation and amortization:
Balance at the beginning of period	$714,684	$572,751	$472,025
Real estate depreciation and amortization expense	152,777	149,985	134,617
Above-market lease assets amortization expenses	1,014	818	724
Right of use asset amortization expense	7	7	102
Consolidation of joint venture partnership	7,129	—	—
Property dispositions	(43,567)	(8,877)	(34,717)
Balance at the end of period	$832,044	$714,684	$572,751

ITEM 16. SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2025:

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

Signature	Title	Date
/s/ DAVID A. ROTH	Chairman of the Board and Director	March 6, 2025
David A. Roth

/s/ RAJAT DHANDA	Director	March 6, 2025
Rajat Dhanda

/s/ CHARLES B. DUKE	Director	March 6, 2025
Charles B. Duke

/s/ JAY W. GLAUBACH	Director and Partner, Co-President	March 6, 2025
Jay W. Glaubach

/s/ BRIAN P. MATHIS	Director	March 6, 2025
Brian P. Mathis

/s/ DANIEL J. SULLIVAN	Director	March 6, 2025
Daniel J. Sullivan

/s/ JOHN P. WOODBERRY	Director	March 6, 2025
John P. Woodberry

/s/ JEFFREY W. TAYLOR	Partner, Co-President	March 6, 2025
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ TAYLOR M. PAUL	Managing Director, Chief Financial Officer and Treasurer	March 6, 2025
Taylor M. Paul	(Principal Financial Officer and Principal Accounting Officer)