Form 10-Q
period 2025-09-30
Ares Real Estate Income Trust Inc.
filed 2025-11-10
CIK 1327978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, there were 23,602,420 shares of the registrant’s Class T-R common stock, 37,948,824 shares of the registrant’s Class S-R common stock, 5,715,372 shares of the registrant’s Class D-R common stock, 60,274,138 shares of the registrant’s Class I-R common stock, 40,064,478 shares of the registrant’s Class E common stock, 25,409,732 shares of the registrant’s Class B common stock, 5,165,717 shares of the registrant’s Class S-PR common stock, 22,049 shares of the registrant’s Class D-PR common stock and 7,501,139 shares of the registrant’s Class I-PR common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Net investment in real estate properties	$5,344,156	$4,731,403
Investments in real estate debt and securities (includes $272,467 and $165,401 at fair value as of September 30, 2025 and December 31, 2024, respectively)	319,059	353,258
Debt-related investments, held for sale	135,653	193,902
Investments in unconsolidated joint venture partnerships (includes $40,520 and $38,386 at fair value as of September 30, 2025 and December 31, 2024, respectively)	374,517	212,296
Cash and cash equivalents	71,806	19,554
Restricted cash	8,038	7,865
DST Program Loans (includes $145,343 and $71,068 at fair value as of September 30, 2025 and December 31, 2024, respectively)	195,128	120,853
Other assets	84,399	92,118
Total assets	$6,532,756	$5,731,249
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$107,173	$71,196
Debt, net	2,556,385	2,700,468
Secured financings on debt-related investments	109,642	—
Intangible lease liabilities, net	54,458	46,098
Financing obligations, net (includes $1,903,385 and $878,386 at fair value as of September 30, 2025 and December 31, 2024, respectively)	2,410,909	1,385,620
Distribution fees payable to affiliates	64,387	69,922
Other liabilities	51,493	42,593
Total liabilities	5,354,447	4,315,897
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	8,200	9,381
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	1,793	1,803
Additional paid-in capital	1,940,372	1,956,646
Distributions in excess of earnings	(1,316,032)	(1,216,344)
Accumulated other comprehensive income	(629)	3,719
Total stockholders’ equity	625,504	745,824
Noncontrolling interests	544,605	660,147
Total equity	1,170,109	1,405,971
Total liabilities and equity	$6,532,756	$5,731,249

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues:
Rental revenues	$113,691	$94,698	$329,305	$273,416
Debt-related income	9,036	12,588	28,090	36,136
Total revenues	122,727	107,286	357,395	309,552
Operating expenses:
Rental expenses	43,469	36,772	123,332	103,467
Real estate-related depreciation and amortization	49,339	39,287	142,068	110,991
General and administrative expenses	3,544	2,813	9,598	9,356
Advisory fees	13,166	10,151	36,758	30,089
Acquisition costs and reimbursements	1,793	2,072	4,568	5,560
Total operating expenses	111,311	91,095	316,324	259,463
Other income (expenses):
Income from unconsolidated joint venture partnerships	15,933	2,940	35,088	11,049
Interest expense	(65,567)	(47,419)	(179,914)	(137,538)
Gain on sale of real estate property	46,711	1,048	57,200	1,048
Unrealized loss on debt-related investments	(251)	—	(251)	—
Unrealized gain (loss) on DST Program Loans	3	195	17	(164)
Unrealized (loss) gain on financing obligations	(18,121)	4,227	(36,612)	8,968
Gain (loss) on extinguishment of debt and financing obligations, net	125	20,700	(666)	21,800
Provision for current expected credit losses	308	872	464	1,474
Other income and expenses	4,163	2,065	8,028	4,675
Total other income (expenses)	(16,696)	(15,372)	(116,646)	(88,688)
Net (loss) income before income tax expense	(5,280)	819	(75,575)	(38,599)
Income tax expense	(10,274)	(4,726)	(16,570)	(8,664)
Net loss	(15,554)	(3,907)	(92,145)	(47,263)
Net loss attributable to redeemable noncontrolling interests	54	16	329	235
Net loss attributable to noncontrolling interests	7,216	1,618	42,932	15,413
Net loss attributable to common stockholders	$(8,284)	$(2,273)	$(48,884)	$(31,615)
Weighted-average shares outstanding—basic	179,216	185,449	178,748	190,642
Weighted-average shares outstanding—diluted	335,065	317,591	335,983	296,283
Net loss attributable to common stockholders per common share—basic and diluted	$(0.05)	$(0.01)	$(0.27)	$(0.17)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(15,554)	$(3,907)	$(92,145)	$(47,263)
Change from cash flow hedging activities	(1,223)	(10,800)	(7,758)	(7,435)
Change from activities related to available-for-sale debt securities	(2)	35	(100)	(41)
Comprehensive loss	(16,779)	(14,672)	(100,003)	(54,739)
Comprehensive loss attributable to redeemable noncontrolling interests	58	61	357	263
Comprehensive loss attributable to noncontrolling interests	7,782	6,053	46,590	18,917
Comprehensive loss attributable to common stockholders	$(8,939)	$(8,558)	$(53,056)	$(35,559)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of June 30, 2024	188,786	$1,888	$1,885,239	$(1,174,249)	$8,055	$369,687	$1,090,620
Net loss (excludes $16 attributable to redeemable noncontrolling interests)	—	—	—	(2,273)	—	(1,618)	(3,891)
Change from securities and cash flow hedging activities (excludes $45 attributable to redeemable noncontrolling interests)	—	—	—	—	(6,285)	(4,435)	(10,720)
Issuance of common stock	1,825	18	13,818	—	—	—	13,836
Share-based compensation	38	—	56	—	—	—	56
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,306)	—	—	—	(1,306)
Trailing distribution fees	—	—	657	1,204	—	(5,226)	(3,365)
Redemptions of common stock	(7,271)	(72)	(54,700)	—	—	—	(54,772)
Issuances of OP Units for DST Interests	—	—	—	—	—	266,766	266,766
Distributions declared (excludes $131 attributable to redeemable noncontrolling interests)	—	—	—	(18,541)	—	(13,083)	(31,624)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(4)	—	—	—	(4)
Redemptions of noncontrolling interests (excludes $500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(7,665)	(7,665)
Reallocation of stockholders' equity and noncontrolling interests	—	—	81,604	—	(950)	(80,654)	—
Balance as of September 30, 2024	183,378	$1,834	$1,925,364	$(1,193,859)	$820	$523,772	$1,257,931
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of June 30, 2025	178,660	$1,787	$1,940,340	$(1,290,356)	$27	$573,979	$1,225,777
Net loss (excludes $54 attributable to redeemable noncontrolling interests)	—	—	—	(8,284)	—	(7,216)	(15,500)
Change from securities and cash flow hedging activities (excludes $4 attributable to redeemable noncontrolling interests)	—	—	—	—	(655)	(566)	(1,221)
Issuance of common stock	4,272	42	33,142	—	—	—	33,184
Share-based compensation	42	—	101	—	—	—	101
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(767)	—	—	—	(767)
Trailing distribution fees	—	—	(733)	1,156	—	716	1,139
Redemptions of common stock	(3,631)	(36)	(28,086)	—	—	—	(28,122)
Distributions declared (excludes $123 attributable to redeemable noncontrolling interests)	—	—	—	(18,548)	—	(16,009)	(34,557)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(300)	—	—	—	(300)
Redemptions of noncontrolling interests (excludes $1,000 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(9,625)	(9,625)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(3,325)	—	(1)	3,326	—
Balance as of September 30, 2025	179,343	$1,793	$1,940,372	$(1,316,032)	$(629)	$544,605	$1,170,109

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
			Additional	Distributions	Other
	Common Stock		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
(in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of December 31, 2023	197,228	$1,972	$1,895,789	$(1,108,823)	$6,359	$316,119	$1,111,416
Net loss (excludes $235 attributable to redeemable noncontrolling interests)	—	—	—	(31,615)	—	(15,413)	(47,028)
Change from securities and cash flow hedging activities (excludes $28 attributable to redeemable noncontrolling interests)	—	—	—	—	(3,944)	(3,504)	(7,448)
Issuance of common stock	5,923	59	46,328	—	—	—	46,387
Share-based compensation	38	—	206	—	—	—	206
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,619)	—	—	—	(3,619)
Trailing distribution fees	—	—	1,536	3,775	—	(5,742)	(431)
Redemptions of common stock	(19,811)	(197)	(153,031)	—	—	—	(153,228)
Issuances of OP Units for DST Interests	—	—	—	—	—	427,595	427,595
Other noncontrolling interests net contributions	—	—	—	—	—	309	309
Distributions declared (excludes $420 attributable to redeemable noncontrolling interests)	—	—	—	(57,196)	—	(31,236)	(88,432)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	274	—	—	—	274
Redemptions of noncontrolling interests (excludes $1,500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(28,070)	(28,070)
Reallocation of stockholders' equity and noncontrolling interests	—	—	137,881	—	(1,595)	(136,286)	—
Balance as of September 30, 2024	183,378	$1,834	$1,925,364	$(1,193,859)	$820	$523,772	$1,257,931
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of December 31, 2024	180,311	$1,803	$1,956,646	$(1,216,344)	$3,719	$660,147	$1,405,971
Net loss (excludes $329 attributable to redeemable noncontrolling interests)	—	—	—	(48,884)	—	(42,932)	(91,816)
Change from securities and cash flow hedging activities (excludes $28 attributable to redeemable noncontrolling interests)	—	—	—	—	(4,172)	(3,658)	(7,830)
Issuance of common stock	11,341	113	87,114	—	—	—	87,227
Share-based compensation	42	—	251	—	—	—	251
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,548)	—	—	—	(2,548)
Trailing distribution fees	—	—	(301)	3,445	—	2,391	5,535
Redemptions of common stock	(12,351)	(123)	(94,343)	—	—	—	(94,466)
Other noncontrolling interests net distributions	—	—	—	—	—	(145)	(145)
Distributions declared (excludes $365 attributable to redeemable noncontrolling interests)	—	—	—	(54,249)	—	(47,354)	(101,603)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,041)	—	—	—	(1,041)
Redemptions of noncontrolling interests (excludes $1,500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(29,426)	(29,426)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(5,406)	—	(176)	5,582	—
Balance as of September 30, 2025	179,343	$1,793	$1,940,372	$(1,316,032)	$(629)	$544,605	$1,170,109

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(92,145)	$(47,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	142,068	110,991
Straight-line rent and amortization of above- and below-market leases	(7,274)	(8,401)
Gain on sale of real estate property	(57,200)	(1,048)
Unrealized loss on debt-related investments	251	—
Unrealized (gain) loss on DST Program Loans	(17)	164
Income from unconsolidated joint venture partnerships	(35,088)	(11,049)
Loss (gain) on extinguishment of debt and financing obligations, net	666	(21,800)
Provision for current expected credit losses	(464)	(1,474)
Amortization of deferred financing costs	10,155	6,640
Decrease in financing obligation liability appreciation	—	(69)
Unrealized loss (gain) on financing obligations	36,612	(8,968)
Paid-in-kind interest on investments in real estate debt and securities	(17,435)	(19,380)
Distributions of earnings from unconsolidated joint venture partnerships	11,522	3,031
Amortization of interest rate cap premiums	7,593	10,752
Other	684	(624)
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	32,611	19,432
Debt-related investments, held for sale	58,249	—
Net cash provided by operating activities	90,788	30,934
Investing activities:
Real estate acquisitions	(766,294)	(327,620)
Capital expenditures	(26,248)	(43,520)
Proceeds from disposition of real estate property	110,903	4,015
Investments in debt-related investments	(105,314)	(60,502)
Principal collections on debt-related investments	147,188	6,191
Investments in unconsolidated joint venture partnerships	(140,984)	(68,789)
Distributions from joint venture partnerships	4,259	—
Investments in available-for-sale debt securities	—	(2,993)
Principal collections on available-for-sale debt securities	10,541	3,002
Other	10	248
Net cash used in investing activities	(765,939)	(489,968)
Financing activities:
Proceeds from mortgage notes	—	60,843
Repayments of mortgage notes	(9,357)	(1,664)
Proceeds from line of credit	1,623,243	666,258
Repayments of line of credit	(1,947,673)	(528,000)
Proceeds from term loans	438,000	—
Repayments of term loans	(238,000)	—
Proceeds from secured borrowings	191,482	—
Repayments of secured borrowings	(81,840)	—
Redemptions of common stock	(94,466)	(153,228)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(70,382)	(56,277)
Proceeds from issuance of common stock	63,814	22,080
Proceeds from financing obligations, net	914,331	505,871
Offering costs for issuance of common stock and private placements	(11,702)	(12,035)
Cash payout of DST Interests	—	(3,898)
Redemption of redeemable noncontrolling interests and noncontrolling interests	(30,051)	(31,024)
Debt issuance costs paid	(19,844)	(1,735)
Other	(152)	309
Net cash provided by financing activities	727,403	467,500
Effect of exchange rate changes on cash, cash equivalents and restricted cash	173	64
Net increase in cash, cash equivalents and restricted cash	52,425	8,530
Cash, cash equivalents and restricted cash, at beginning of period	27,419	19,666
Cash, cash equivalents and restricted cash, at end of period	$79,844	$28,196

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

Reclassifications

Certain items in our condensed consolidated balance sheets as of December 31, 2024, and our condensed consolidated statements of cash flows for the nine months ended September 30, 2024 have been reclassified to conform to the 2025 presentation.

2. INVESTMENTS IN REAL ESTATE PROPERTIES

The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	September 30, 2025	December 31, 2024 (1)
Land	$934,834	$860,990
Buildings and improvements	4,926,618	4,323,688
Intangible lease assets	415,707	365,132
Right of use asset	13,637	13,637
Investment in real estate properties	6,290,796	5,563,447
Accumulated depreciation and amortization	(946,640)	(832,044)
Net investment in real estate properties	$5,344,156	$4,731,403
(1)	Includes three properties with an aggregate accounting basis of $16.0 million that met the criteria of held for sale as of December 31, 2024.

Acquisitions

During the nine months ended September 30, 2025, we acquired 100% of the following properties through asset acquisitions:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2025 Acquisitions:
Richmond Airport Logistics Center IV	Industrial	2/19/2025	$2,307
Argyle Forest Self Storage	Self-Storage	3/24/2025	11,900
Norfolk Self Storage	Self-Storage	3/28/2025	16,685
Foster Commerce Center I	Industrial	4/30/2025	18,465
Foster Commerce Center II	Industrial	4/30/2025	30,850
Zaterra	Residential	5/14/2025	137,715
Chantilly Industrial Center	Industrial	5/14/2025	14,598
Research Drive Logistics Center	Industrial	5/27/2025	28,220
Constitution Drive Logistics Center	Industrial	5/27/2025	21,993
Eden at Lakeview	Residential	7/30/2025	112,291
Junction Drive Distribution Center	Industrial	8/15/2025	13,792
Jessup Industrial Center	Industrial	8/15/2025	19,040
Arlington Distribution Center	Industrial	8/20/2025	21,957
Fort Worth Industrial Center	Industrial	8/20/2025	40,010
Northlake Logistics Center	Industrial	8/20/2025	46,092
Fort Worth Distribution Center	Industrial	8/20/2025	69,301
Elkton Commerce Center	Industrial	9/8/2025	80,202
Orchard Gateway Logistics Center	Industrial	9/12/2025	76,639
Total 2025 acquisitions			$762,057
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 acquisitions.

During the nine months ended September 30, 2025, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

For the Nine Months Ended
(in thousands)	September 30, 2025
Land	$84,984
Building and improvements	631,411
Intangible lease assets	54,608
Above-market lease assets	4,615
Below-market lease liabilities	(13,561)
Total purchase price (1)	$762,057

(1) Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2025, as of the respective date of each acquisition, was 6.5 years.

Dispositions

During the nine months ended September 30, 2025, we sold four industrial properties and one office property for net proceeds of approximately $110.9 million and recorded a net gain on sale of $57.2 million. During the nine months ended September 30, 2024, we sold one partial retail property for net proceeds of approximately $4.0 million and recorded a net gain on sale of $1.0 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2025 and December 31, 2024 included the following:

	As of September 30, 2025			As of December 31, 2024
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$385,871	$(271,015)	$114,856	$339,800	$(253,545)	$86,255
Above-market lease assets (1)	29,836	(22,116)	7,720	25,332	(21,168)	4,164
Below-market lease liabilities	(98,146)	43,688	(54,458)	(84,910)	38,812	(46,098)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$1,208	$1,967	$3,157	$5,531
Above-market lease amortization	(375)	(267)	(1,060)	(742)
Below-market lease amortization	1,904	1,409	5,177	3,612
Real estate-related depreciation and amortization:
Depreciation expense	$40,596	$32,655	$116,637	$93,273
Intangible lease asset amortization	8,743	6,632	25,431	17,718

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

The following table summarizes our investments in unconsolidated joint venture partnerships as of September 30, 2025 and December 31, 2024:

	Number of Joint Venture				Investments in Unconsolidated
	Partnerships as of		Ownership Percentage as of		Joint Venture Partnerships as of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
($ in thousands)	2025	2024	2025	2024	2025	2024
Investments in unconsolidated joint venture partnerships, carried at cost:
Credit Lease joint venture partnerships	3	3	50.0%	50.0%	$100,441	$101,569
Data Center joint venture partnerships	2	2	10.0 - 11.3%	10.0 - 10.2%	69,856	42,663
Real Estate Debt joint venture partnerships (1)	2	2	19.9 - 20.0%	19.9 - 20.0%	163,700	29,678
Total investments in unconsolidated joint venture partnerships, carried at cost					333,997	173,910
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	1	1	27.4%	27.4%	40,520	38,386
Total investments in unconsolidated joint venture partnerships, carried at fair value					40,520	38,386
Total					$374,517	$212,296
(1)	Includes joint venture partnerships that invest in assets and properties in Europe.

As of September 30, 2025, we had unfunded commitments of $197.4 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

The following table summarizes income (loss) in unconsolidated joint venture partnerships for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income (loss) from unconsolidated joint venture partnerships, carried at cost:
Equity in income from unconsolidated joint venture partnerships	$14,913	$2,261	$32,306	$6,307
Total income from unconsolidated joint venture partnerships, carried at cost	14,913	2,261	32,306	6,307
Income (loss) from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	1,056	294	2,596	4,664
Foreign currency (loss) gain on investment	(855)	2,359	2,446	1,896
Total income from unconsolidated joint venture partnerships, carried at fair value	201	2,653	5,042	6,560
Other foreign currency gain (loss):
Foreign currency gain (loss) on debt held in foreign currencies	842	(2,014)	(2,434)	(1,882)
Foreign currency (loss) gain on remeasurement of cash and cash equivalents	(23)	40	174	64
Total other foreign currency gain (loss)	819	(1,974)	(2,260)	(1,818)
Total	$15,933	$2,940	$35,088	$11,049

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of September 30, 2025 and December 31, 2024:

			Weighted-Average	Weighted-Average
($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Interest Rate	Remaining Life (Years)
As of September 30, 2025
Senior loans, carried at cost (2)	$46,592	$46,592	N/A	N/A
Senior loans, carried at fair value	124,875	124,875	8.8%	0.6
Mezzanine loans, carried at fair value	8,349	8,600	5.6	4.8
Total debt-related investments	$179,816	$180,067	8.6%	0.9
As of December 31, 2024
Senior loans, carried at cost (2)	$187,857	$188,759	8.6%	0.8
Senior loans, carried at fair value	28,844	28,844	7.8	2.3
Total debt-related investments	$216,701	$217,603	8.5%	1.0
(1)	The difference between the carrying amount and the outstanding principal amount of our debt-related investments carried at cost consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable. For our debt-related investments carried at fair value, the difference between the carrying amount and the outstanding principal amount is cumulative unrealized gains or losses.
(2)	As of September 30, 2025 and December 31, 2024, we had one senior loan that was in default and on non-accrual status with a carrying value of $46.6 million. During the nine months ended September 30, 2025, we did not receive any principal or interest payments in cash on this investment. During the nine months ended September 30, 2024 and prior to being placed on non-accrual status, we recognized $4.6 million in debt-related income, of which $1.8 million was received in cash and $2.8 million was capitalized to the principal balance. Weighted-average interest rate excludes this senior loan from its calculations as of September 30, 2025 and December 31, 2024.

During the nine months ended September 30, 2025, we received $147.2 million of repayments on debt-related investments. During the nine months ended September 30, 2024, we received $6.2 million of repayments on debt-related investments.

As of September 30, 2025, we had three debt-related investments for which we have elected the fair value option and which are carried at fair value. The carrying amount and the outstanding principal amount was $133.2 million and $133.5 million, respectively, with a total current commitment of $171.4 million as of September 30, 2025. During the nine months ended September 30, 2025, we recognized $0.3 million in unrealized losses on these investments. As of December 31, 2024, we had one debt-related investment for which we have elected the fair value option and which is carried at fair value. The carrying amount and the outstanding principal amount was $28.8 million, with a total current commitment of $29.4 million as of December 31, 2024.

Current Expected Credit Losses

As of September 30, 2025, there was no reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio. As of December 31, 2024, our CECL Reserve for our debt-related investment carried at cost portfolio was $0.5 million or 0.2% of our debt-related investment carried at cost total current commitment balance of $227.2 million, which was comprised of $188.8 million of funded commitments and $38.4 million of unfunded commitments with associated CECL Reserves of $0.4 million and $0.1 million, respectively. Our $46.6 million loan on non-accrual status is a loan in which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, therefore we have adopted the practical expedient to measure the allowance for credit loss based on the fair value of collateral resulting in no allowance for this loan as of September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025 and September 30, 2024, we recognized a decrease in provision for current expected credit losses of $0.3 million and $0.9 million, respectively. During the nine months ended September 30, 2025 and September 30, 2024, we recognized a decrease in provision for current expected credit losses of $0.5 million and $1.5 million, respectively. There have been no write-offs or recoveries related to any of our existing debt-related investments.

The following table summarizes activity related to our CECL Reserve on funded commitments for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Balance at beginning of the year	$341	$1,327
Provision for current expected credit losses	(341)	(957)
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$—	$370
(1)	The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the condensed consolidated balance sheets.

The following table summarizes activity related to our CECL Reserve on unfunded commitments for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Balance at beginning of the year	$123	$670
Provision for current expected credit losses	(123)	(517)
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$—	$153
(1)	The CECL Reserve related to unfunded commitments is included in other liabilities on the condensed consolidated balance sheets.

Debt-Related Investments, Held For Sale

As of September 30, 2025, we had one debt-related investment classified as held for sale. The carrying amount was $135.7 million and the outstanding principal amount was $137.1 million, with an interest rate of 7.2% and maturity date of October 2027 as of September 30, 2025. As of December 31, 2024, we had one debt-related investment classified as held for sale. The carrying amount was $193.9 million and the outstanding principal amount was $196.0 million, with an interest rate of 7.0% and maturity date of January 2027 as of December 31, 2024.

During the nine months ended September 30, 2025, we originated six loans with a principal balance of $473.7 million. Additionally, during the nine months ended September 30, 2025, we sold six loans, including one of which was held for sale as of December 31, 2024, totaling $527.6 million, equal to the carrying cost of the debt-related investments on the dates of sale, to a joint venture partnership in which we have an ownership interest. During the three and nine months ended September 30, 2025, we recognized origination fee income related to this mortgage origination program of $0.5 million and $2.2 million, respectively. We did not recognize any origination fee income related to this mortgage origination program during the three or nine months ended September 30, 2024.

Available-for-Sale Debt Securities

As of September 30, 2025 we had one preferred equity investment and one commercial mortgage-backed security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2024, we had one preferred equity investment, one commercial real estate collateralized loan obligation (“CRE CLO” or multiple “CRE CLOs”) and one CMBS designated as available-for-sale debt securities. As of September 30, 2025 and December 31, 2024, the weighted-average remaining term of our CRE CLOs and CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 3.4 years and 2.5 years, respectively, and the remaining term of our preferred equity investment was 1.3 years and 2.1 years, respectively. We had no unfunded commitments related to our preferred equity investment as of September 30, 2025 or December 31, 2024. There were no credit losses associated with our available-for-sale debt securities as of September 30, 2025 or December 31, 2024. The following table summarizes our investments in available-for-sale debt securities as of September 30, 2025 and December 31, 2024:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of September 30, 2025
CMBS	$2,784	$2,779	$5	$—	$12	$2,791
Preferred equity	136,823	136,452	—	371	—	136,452
Total debt securities	$139,607	$139,231	$5	$371	$12	$139,243
As of December 31, 2024
CRE CLOs & CMBS	$13,325	$13,258	$67	$—	$112	$13,370
Preferred equity	123,767	123,187	—	580	—	123,187
Total debt securities	$137,092	$136,445	$67	$580	$112	$136,557
(1)	Includes unamortized loan origination fees received on debt securities.
(2)	Represents cumulative unrealized gain beginning from acquisition date.

5. DEBT

A summary of our consolidated debt is as follows:

	Weighted-Average
	Effective Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2025	2024	Current Maturity Date	2025	2024
Line of credit (1)	5.64%	5.82%	June 2029	$226,232	$548,228
Term loans (2)	4.32	3.95	June 2029	1,000,000	800,000
Fixed-rate mortgage notes	4.52	4.52	January 2027 - May 2031	645,515	654,795
Floating-rate mortgage notes (3)	5.91	6.05	October 2025 - October 2026	714,151	714,151
Total principal amount / weighted-average (4)	4.92%	5.01%		$2,585,898	$2,717,174
Less: unamortized debt issuance costs				$(34,870)	$(23,034)
Add: unamortized mark-to-market adjustment on assumed debt				5,357	6,328
Total debt, net				$2,556,385	$2,700,468
Gross book value of properties encumbered by debt				$2,317,213	$2,309,100
(1)	The effective interest rate for our borrowings in U.S. dollars, which was $186.0 million as of September 30, 2025, is calculated based on the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10.0 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $40.2 million as of September 30, 2025 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of September 30, 2025, the unused and available portions under the line of credit were approximately $773.8 million and $213.4 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. The total commitment for one term loan is $700.0 million, and the total commitment for the second term loan is $300.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $450.0 million in borrowings under the first term loan and $225.0 million in borrowings under the second term loan, as well as interest rate cap agreements relating to $250.0 million in borrowings under the first term loan and $75.0 million in borrowings under the second term loan.
(3)	The effective interest rate is calculated based on Term SOFR plus a basis point adjustment, plus a margin. As of both September 30, 2025 and December 31, 2024, our floating rate mortgage notes were subject to interest rate spreads ranging from 1.55% to 2.50%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our four floating-rate mortgage notes ranging from 4.45% and 6.35%, respectively, as of September 30, 2025.
(4)	The weighted-average remaining term of our consolidated borrowings was 2.8 years as of September 30, 2025, excluding the impact of certain extension options.

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

For the three months ended September 30, 2025 and 2024, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $36.4 million and $30.9 million, respectively, including $2.6 million and $3.7 million, respectively, related to the amortization of our interest rate cap premiums. For the nine months ended September 30, 2025, and 2024, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $105.6 million and $85.0 million, respectively, including $7.6 million and $10.8 million, respectively, related to the amortization of our interest rate cap premiums. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of September 30, 2025, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2025	$—	$—	$109,132	$109,132
2026	—	—	610,259	610,259
2027	—	—	176,664	176,664
2028	—	—	83,769	83,769
2029	226,232	1,000,000	270,385	1,496,617
Thereafter	—	—	109,457	109,457
Total principal payments	$226,232	$1,000,000	$1,359,666	$2,585,898
(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)	Both term loans may each be extended pursuant to a one-year extension option, subject to certain conditions.
(3)	A $107.0 million mortgage note matured in October 2025 and was repaid in October 2025 using availability under our line of credit. A $51.6 million mortgage note matures in January 2026 and may be extended pursuant to a one-year extension option, subject to certain conditions. A $475.0 million mortgage note matures in October 2026 and may be extended pursuant to three one-year extension options, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2025.

Master Repurchase Agreement

On July 10, 2025, we entered into a master repurchase agreement (the “Goldman Sachs MRA”) with Goldman Sachs Bank USA (“Goldman Sachs”), which allows us to borrow up to $500.0 million. Under the Goldman Sachs MRA, we are permitted to sell, and later repurchase, certain qualifying mortgage loans, senior notes, mezzanine loans and pari-passu participations in commercial mortgage loans and mezzanine loans approved by Goldman Sachs in its sole discretion. Borrowings under the Goldman Sachs MRA are recorded as secured financings on investments in debt-related investments on the condensed consolidated balance sheets. The termination date of the Goldman Sachs MRA is July 10, 2026, which may be extended pursuant to a one-year extension option, subject to certain conditions. The interest rate on the Goldman Sachs MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings.

As of September 30, 2025, we had $109.6 million of borrowings outstanding pursuant to the Goldman Sachs MRA, collateralized by our debt-related investments, held for sale, which have a carrying value of $135.7 million. For the three months and nine months ended September 30, 2025, the amount of interest incurred related to our secured financings under the Goldman Sachs MRA was $0.4 million. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $0.8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of	Current Notional	Fair Value
($ in thousands)	Contracts	Amount	Other Assets	Other Liabilities
As of September 30, 2025
Interest rate swaps designated as cash flow hedges	10	$675,000	$2,323	$1,721
Interest rate caps designated as cash flow hedges	8	966,300	4,739	—
Total derivative instruments	18	$1,641,300	$7,062	$1,721
As of December 31, 2024
Interest rate swaps designated as cash flow hedges	10	$475,000	$6,866	$—
Interest rate caps designated as cash flow hedges	8	912,600	13,824	—
Interest rate caps not designated as cash flow hedges	1	53,700	3	—
Total derivative instruments	19	$1,441,300	$20,693	$—

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$399	$(6,500)	$(3,096)	$6,330
Amount reclassified from AOCI as a decrease in interest expense	(1,622)	(4,300)	(4,662)	(13,765)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	65,567	47,419	179,914	137,538

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

The following table summarizes our DST Program Loans as of September 30, 2025 and December 31, 2024:

					Weighted-Average	Weighted-Average
($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of September 30, 2025
DST Program Loans, carried at cost	$49,785	$	N/A	$49,785	6.0%	7.7
DST Program Loans, carried at fair value	145,343		—	145,343	6.7%	9.4
Total	$195,128		$—	$195,128	6.5%	9.0
As of December 31, 2024
DST Program Loans, carried at cost	$49,785	$	N/A	$49,785	6.0%	8.5
DST Program Loans, carried at fair value	71,085		(17)	71,068	7.0%	9.6
Total	$120,870		$(17)	$120,853	6.6%	9.1
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of September 30, 2025 and December 31, 2024:

	DST Interests	Unamortized	Total	Unrealized		Book
(in thousands)	Sold (1)	Program Costs	Appreciation (2)	Loss, Net (3)		Value
As of September 30, 2025
Financing obligations, carried at cost	$507,607	$(83)	$—	$	N/A	$507,524
Financing obligations, carried at fair value	1,865,671	N/A	N/A		37,714	1,903,385
Total	$2,373,278	$(83)	$—		$37,714	$2,410,909
As of December 31, 2024
Financing obligations, carried at cost	$507,607	$(373)	$—	$	N/A	$507,234
Financing obligations, carried at fair value	877,284	N/A	N/A		1,102	878,386
Total	$1,384,891	$(373)	$—		$1,102	$1,385,620
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
DST Interests sold	$490,539	$246,860	$1,010,207	$568,184
DST Interests financed by DST Program Loans	31,144	27,095	74,258	46,572
Income earned from DST Program Loans (1)	2,956	1,665	7,715	4,880
Unrealized gain (loss) on DST Program Loans	3	195	17	(164)
Unrealized (loss) gain on financing obligations	(18,121)	4,227	(36,612)	8,968
Gain on extinguishment of financing obligations (2)	—	20,700	—	21,800
Decrease in financing obligation liability appreciation (3)	—	—	—	(69)
Rent obligation incurred under master lease agreements (3)	25,020	14,702	64,517	46,843
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in gain (loss) on extinguishment of debt and financing obligations, net on the condensed consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.
(3)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units (“OP Units”), cash or a combination of OP Units and cash in the Operating Partnership in exchange for DST Interests, we relieve the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. There have been no OP Units issued in accordance with our UPREIT structure or cash paid in exchange for DST Interests during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, 55.4 million OP Units were issued in exchange for DST Interests for a net investment of $427.6 million, in accordance with our UPREIT structure. In addition, we paid $3.9 million in cash in exchange for DST Interests during the nine months ended September 30, 2024.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2025
Assets:
Derivative instruments	$—	$7,062	$—	$7,062
Investments in unconsolidated joint venture partnerships	—	—	40,520	40,520
Debt-related investments	—	—	133,224	133,224
Available-for-sale debt securities	—	2,791	136,452	139,243
DST Program Loans	—	—	145,343	145,343
Total assets measured at fair value	$—	$9,853	$455,539	$465,392
Liabilities:
Derivative instruments	$—	$1,721	$—	$1,721
Financing obligations	—	—	1,903,385	1,903,385
Total liabilities measured at fair value	$—	$1,721	$1,903,385	$1,905,106
As of December 31, 2024
Assets:
Derivative instruments	$—	$20,693	$—	$20,693
Investments in unconsolidated joint venture partnerships	—	—	38,386	38,386
Debt-related investments	—	—	28,844	28,844
Available-for-sale debt securities	—	13,370	123,187	136,557
DST Program Loans	—	—	71,068	71,068
Total assets measured at fair value	$—	$34,063	$261,485	$295,548
Liabilities:
Financing obligations	$—	$—	$878,386	$878,386
Total liabilities measured at fair value	$—	$—	$878,386	$878,386

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

The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2025:

	Investments in
	Unconsolidated Joint	Debt-Related	Available-For-Sale	DST Program
(in thousands)	Venture Partnerships	Investments	Debt Securities	Loans	Total
Balance as of December 31, 2024	$38,386	$28,844	$123,187	$71,068	$261,485
Purchases and contributions	—	103,226	—	74,258	177,484
Paid-in-kind interest	—	1,405	13,056	—	14,461
Distributions received	(2,908)	—	—	—	(2,908)
Gain (loss) on financial assets	2,596	(251)	—	17	2,362
Foreign currency gain on investment	2,446	—	—	—	2,446
Amortization of loan origination fees (1)	—	—	209	—	209
Balance as of September 30, 2025	$40,520	$133,224	$136,452	$145,343	$455,539
(1)	Included in debt-related income on the condensed consolidated statements of operations.

The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2024:

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

The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2025:

Financing
(in thousands)	Obligations
Balance as of December 31, 2024	$878,386
DST Interests sold, net of upfront fees	988,387
Unrealized loss on financing obligations	36,612
Balance as of September 30, 2025	$1,903,385

The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2024:

Financing
(in thousands)	Obligations
Balance as of December 31, 2023	$102,045
DST Interests sold, net of upfront fees	551,140
Unrealized gain on financing obligations	(8,968)
Balance as of September 30, 2024	$644,217

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2025:

		Valuation	Unobservable	Impact to Valuation from
(in thousands)	Fair Value	Technique	Inputs	an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$40,520	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	133,224	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	136,452	Yield Method	Market Yield	Decrease
DST Program Loans	145,343	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$1,903,385	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
(1)	As of September 30, 2025, the market yield used in determining the fair value of our available-for-sale debt security was 13.3%.

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

Financial Assets and Liabilities Not Measured at Fair Value

As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of September 30, 2025		As of December 31, 2024
	Level in Fair	Carrying	Fair	Carrying	Fair
(in thousands)	Value Hierarchy	Value (1)	Value	Value (1)	Value
Assets:
Debt-related investments (2)	3	$46,592	$44,627	$384,759	$383,490
DST Program Loans (2)	3	49,785	49,759	49,785	49,583
Liabilities:
Line of credit	3	$226,232	$226,232	$548,228	$548,228
Term loans	3	1,000,000	1,000,000	800,000	800,000
Mortgage notes	3	1,359,666	1,356,028	1,368,946	1,340,398
Secured financings on debt-related investments	3	109,642	109,642	—	—
(1)	The carrying value reflects the principal amount outstanding.
(2)	Only includes instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

The initial value of debt-related investments will generally be determined using the acquisition price of such investment if acquired, or the par value of such investment if originated. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on debt-related investments takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.

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

During the nine months ended September 30, 2025, we raised gross proceeds of approximately $87.2 million from the sale of approximately 11.3 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plans (“DRIP”) of approximately $23.4 million.

Common Stock

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025		December 31, 2024
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	100,000	24,271	100,000	26,972
Class S-R, $0.01 par value per share	100,000	39,185	100,000	43,761
Class D-R, $0.01 par value per share	100,000	5,777	100,000	6,110
Class I-R, $0.01 par value per share	600,000	59,792	600,000	58,998
Class E, $0.01 par value per share	100,000	40,652	100,000	43,190
Class S-PR, $0.01 par value per share	400,000	3,956	400,000	660
Class D-PR, $0.01 par value per share	400,000	11	400,000	13
Class I-PR, $0.01 par value per share	700,000	5,699	700,000	607

The following table describes the changes in each class of common shares during the periods presented below:

	Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of June 30, 2024 (1)	28,193	46,519	6,491	62,111	45,472	—	—	—	188,786
Issuance of common stock:
Primary shares	114	83	20	296	—	240	—	20	773
Distribution reinvestment plan	169	282	40	379	182	—	—	—	1,052
Share-based compensation	—	—	—	38	—	—	—	—	38
Redemptions of common stock	(445)	(1,854)	(214)	(3,435)	(1,323)	—	—	—	(7,271)
Conversions	(258)	(71)	—	329	—	—	—	—	—
Balance as of September 30, 2024 (2)	27,773	44,959	6,337	59,718	44,331	240	—	20	183,378
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of June 30, 2025	25,558	40,417	5,898	58,977	41,446	2,124	10	4,230	178,660
Issuance of common stock:
Primary shares	—	—	—	—	—	1,809	1	1,430	3,240
Distribution reinvestment plan	147	239	33	383	167	23	—	40	1,032
Share-based compensation	—	—	—	42	—	—	—	—	42
Redemptions of common stock	(656)	(965)	(154)	(894)	(961)	—	—	(1)	(3,631)
Conversions	(778)	(506)	—	1,284	—	—	—	—	—
Balance as of September 30, 2025	24,271	39,185	5,777	59,792	40,652	3,956	11	5,699	179,343
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of December 31, 2023 (1)	28,432	48,145	6,930	65,511	48,210	—	—	—	197,228
Issuance of common stock:
Primary shares	610	578	70	1,278	—	240	—	20	2,796
Distribution reinvestment plan	494	830	122	1,128	553	—	—	—	3,127
Share-based compensation	—	—	—	38	—	—	—	—	38
Redemptions of common stock	(1,417)	(4,366)	(770)	(8,826)	(4,432)	—	—	—	(19,811)
Conversions	(346)	(228)	(15)	589	—	—	—	—	—
Balance as of September 30, 2024 (2)	27,773	44,959	6,337	59,718	44,331	240	—	20	183,378
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of December 31, 2024	26,972	43,761	6,110	58,998	43,190	660	13	607	180,311
Issuance of common stock:
Primary shares	—	—	—	—	—	3,249	11	5,024	8,284
Distribution reinvestment plan	454	749	105	1,127	506	47	—	69	3,057
Share-based compensation	—	—	—	42	—	—	—	—	42
Redemptions of common stock	(1,212)	(3,597)	(438)	(4,046)	(3,044)	—	(13)	(1)	(12,351)
Conversions	(1,943)	(1,728)	—	3,671	—	—	—	—	—
Balance as of September 30, 2025	24,271	39,185	5,777	59,792	40,652	3,956	11	5,699	179,343
(1)	There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.
(2)	There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested in	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	Shares	Fees (3)	Distributions (4)
2025
March 31	$0.10000	$9,036	$15,880	$7,679	$1,146	$33,741
June 30	0.10000	8,939	15,707	7,758	1,143	33,547
September 30	0.10350	9,260	16,132	8,132	1,156	34,680
Total	$0.30350	$27,235	$47,719	$23,569	$3,445	$101,968
2024
March 31	$0.10000	$10,013	$8,577	$8,238	$1,317	$28,145
June 30	0.10000	9,787	9,865	8,046	1,254	28,952
September 30	0.10000	9,449	13,214	7,888	1,204	31,755
December 31	0.10000	9,211	15,018	7,754	1,184	33,167
Total	$0.40000	$38,460	$46,674	$31,926	$4,959	$122,019
(1)	Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T-R share, per Class S-R share, per Class D-R share, per Class I-R share, per Class E share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)	Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager, with respect to Class T-R shares, Class S-R shares and Class D-R shares, Class S-PR shares and Class D-PR shares. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.

Redemptions and Repurchases

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2025 and 2024. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2025	2024
Number of shares redeemed or repurchased	12,351	19,811
Aggregate dollar amount of shares redeemed or repurchased	$94,466	$153,228
Average redemption or repurchase price per share	$7.65	$7.74

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Black Creek Diversified Property Advisors Group LLC (the “Former Sponsor”) as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain advisory agreement by and among the Company, the Operating Partnership, and the Advisor (the “Advisory Agreement”). The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. As of September 30, 2025 and December 31, 2024, we had redeemable OP Units outstanding of 1.1 million and 1.2 million, respectively.

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Balance at beginning of the year	$9,381	$11,746
Distributions to redeemable noncontrolling interests	(365)	(420)
Redemptions of redeemable noncontrolling interests	(1,500)	(1,500)
Net loss attributable to redeemable noncontrolling interests	(329)	(235)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	(28)	(28)
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	1,041	(274)
Ending balance	$8,200	$9,289
(1)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

10. NONCONTROLLING INTERESTS

OP Units

As of September 30, 2025 and December 31, 2024, the Operating Partnership had issued OP Units to third-party investors, representing 46.1% and 46.6%, respectively, of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders).

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Balance at beginning of period	158,239	78,737
Issuance of units	—	55,355
Redemption of units	(3,845)	(3,629)
Balance at end of period	154,394	130,463

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the nine months ended September 30, 2025 and 2024, the aggregate amount of OP Units redeemed was $29.4 million and $28.1 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors as of September 30, 2025 and December 31, 2024 was $1.21 billion and $1.19 billion, respectively.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Selling commissions and dealer manager fees (1)	$125	$36	$266	$218	$—	$—
Ongoing distribution fees (1)(2)	2,675	2,453	7,950	7,028	1,134	906
Advisory fees—fixed component	13,166	10,151	36,758	30,089	4,606	3,646
Other fees and expense reimbursements—Advisor (3)(4)	3,691	3,501	9,835	10,242	6,454	6,074
Other expense reimbursements—Dealer Manager	63	59	202	157	63	125
Property management fee (5)	840	565	2,099	1,520	295	187
DST Program selling commissions, dealer manager and distribution fees (1)	5,285	3,581	12,306	9,296	943	501
Other DST Program related costs—Advisor (4)	6,315	3,363	13,720	8,614	285	179
Total	$32,160	$23,709	$83,136	$67,164	$13,780	$11,618
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $64.4 million and $69.9 million as of September 30, 2025 and December 31, 2024, respectively.
(3)	Other fees and expense reimbursements include certain fees incurred for construction supervision services to an affiliate of our Advisor and expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 5, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property. For certain properties, both property management and property accounting services are provided by an affiliate of the Advisor, with the full property management fee, including the property accounting fee, being paid to such affiliate.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended September 30, 2025 and 2024 were approximately $3.3 million and $3.2 million, respectively. Amounts incurred related to these compensation expenses for the nine months ended September 30, 2025 and 2024 were approximately $8.7 million and $9.3 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.

Mortgage Origination Program

During the nine months ended September 30, 2025, we sold six loans, including one of which was held for sale as of December 31, 2024, totaling $527.6 million to a joint venture partnership in which we have an ownership interest.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net loss attributable to common stockholders—basic	$(8,284)	$(2,273)	$(48,884)	$(31,615)
Net loss attributable to redeemable noncontrolling interests	(54)	(16)	(329)	(235)
Net loss attributable to dilutive noncontrolling interests	(7,151)	(1,618)	(42,777)	(15,413)
Net loss attributable to common stockholders—diluted	$(15,489)	$(3,907)	$(91,990)	$(47,263)
Weighted-average shares outstanding—basic	179,216	185,449	178,748	190,642
Incremental weighted-average shares effect of conversion of noncontrolling interests	155,849	132,142	157,235	105,641
Weighted-average shares outstanding—diluted	335,065	317,591	335,983	296,283
Net loss per share attributable to common stockholders:
Basic	$(0.05)	$(0.01)	$(0.27)	$(0.17)
Diluted	$(0.05)	$(0.01)	$(0.27)	$(0.17)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$23,413	$24,307
(Decrease) increase in accrued future ongoing distribution fees	(5,535)	431
Increase in DST Program Loans receivable through DST Program capital raising	74,258	46,572
Issuances of OP Units for DST Interests	—	427,595

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, utility and financing deposits, as well as investor funds received related to pending DST Interest sales. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Beginning of period:
Cash and cash equivalents	$19,554	$15,052
Restricted cash	7,865	4,614
Cash, cash equivalents and restricted cash	$27,419	$19,666
End of period:
Cash and cash equivalents	$71,806	$21,020
Restricted cash	8,038	7,176
Cash, cash equivalents and restricted cash	$79,844	$28,196

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2025.

Unfunded Commitments

As of September 30, 2025, we had unfunded commitments of $235.4 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

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

The following table reflects our total consolidated assets by segment as of September 30, 2025 and December 31, 2024:

	As of
(in thousands)	September 30, 2025 (1)	December 31, 2024 (1)
Assets:
Residential properties	$2,333,344	$2,126,453
Industrial properties	2,096,605	1,664,506
Retail properties	487,520	497,184
Office properties	327,162	367,025
Other properties (2)	172,067	149,847
Investments in real estate debt and securities	319,059	353,258
Total segment assets	5,735,757	5,158,273
Corporate	796,999	572,976
Total assets	$6,532,756	$5,731,249
(1)	As of September 30, 2025 and December 31, 2024, our debt-related investments classified as held for sale are included in the corporate grouping.
(2)	Includes self-storage properties.

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders	$(8,284)	$(2,273)	$(48,884)	$(31,615)
Real estate-related depreciation and amortization	49,339	39,287	142,068	110,991
General and administrative expenses	3,544	2,813	9,598	9,356
Advisory fees	13,166	10,151	36,758	30,089
Acquisition costs and reimbursements	1,793	2,072	4,568	5,560
Income from unconsolidated joint venture partnerships	(15,933)	(2,940)	(35,088)	(11,049)
Interest expense	65,567	47,419	179,914	137,538
Gain on sale of real estate property	(46,711)	(1,048)	(57,200)	(1,048)
Unrealized loss on debt-related investments	251	—	251	—
Unrealized (gain) loss on DST Program Loans	(3)	(195)	(17)	164
Unrealized loss (gain) on financing obligations	18,121	(4,227)	36,612	(8,968)
(Gain) loss on extinguishment of debt and financing obligations, net	(125)	(20,700)	666	(21,800)
Provision for current expected credit losses	(308)	(872)	(464)	(1,474)
Other income and expenses	(4,163)	(2,065)	(8,028)	(4,675)
Income tax expense	10,274	4,726	16,570	8,664
Net loss attributable to redeemable noncontrolling interests	(54)	(16)	(329)	(235)
Net loss attributable to noncontrolling interests	(7,216)	(1,618)	(42,932)	(15,413)
Net operating income	$79,258	$70,514	$234,063	$206,085

The following table sets forth consolidated financial results by segment for the three and nine months ended September 30, 2025 and 2024:

					Other	Debt and
(in thousands)	Residential	Industrial	Retail	Office	Properties	Securities	Consolidated
For the Three Months Ended September 30, 2025
Rental revenues	$45,850	$37,612	$15,029	$11,633	$3,567	$—	$113,691
Debt-related income	—	—	—	—	—	9,036	9,036
Rental expenses	(23,375)	(8,870)	(3,966)	(5,698)	(1,560)	—	(43,469)
Net operating income	$22,475	$28,742	$11,063	$5,935	$2,007	$9,036	$79,258
For the Three Months Ended September 30, 2024
Rental revenues	$35,088	$28,822	$15,365	$13,102	$2,321	$—	$94,698
Debt-related income	—	—	—	—	—	12,588	12,588
Rental expenses	(18,100)	(7,269)	(4,234)	(6,304)	(865)	—	(36,772)
Net operating income	$16,988	$21,553	$11,131	$6,798	$1,456	$12,588	$70,514
For the Nine Months Ended September 30, 2025
Rental revenues	$131,350	$104,749	$45,330	$37,941	$9,935	$—	$329,305
Debt-related income	—	—	—	—	—	28,090	28,090
Rental expenses	(64,648)	(24,700)	(12,026)	(17,749)	(4,209)	—	(123,332)
Net operating income	$66,702	$80,049	$33,304	$20,192	$5,726	$28,090	$234,063
For the Nine Months Ended September 30, 2024
Rental revenues	$102,590	$83,289	$45,907	$37,463	$4,167	$—	$273,416
Debt-related income	—	—	—	—	—	36,136	36,136
Rental expenses	(51,374)	(20,689)	(11,802)	(17,964)	(1,638)	—	(103,467)
Net operating income	$51,216	$62,600	$34,105	$19,499	$2,529	$36,136	$206,085

16. SUBSEQUENT EVENTS

Subscription Agreement

On October 17, 2025, the Company entered into a subscription agreement (the “Subscription Agreement”) with Ares Apogee Finance HoldCo L.P. (“Apogee SPV”), an affiliate of the Advisor, pursuant to which Apogee SPV agreed to purchase a number of shares (the “Securities”) of Class B common stock, par value $0.01 per share (the “Class B Common Shares”) of the Company in a purchase amount equal to $200,000,000 (the “Purchase”) capitalized by the sponsor of the Company and an institutional investor for the Securities which were issued by the Company on November 3, 2025. The Purchase was made at the Company’s NAV per share of Class I-PR common stock as of September 30, 2025.

Fourteenth Amended and Restated Limited Partnership Agreement

On October 15, 2025, the Company and AREIT Incentive Fee LP, an affiliate of the Advisor, replaced the then-current limited partnership agreement of AREIT Operating Partnership, LP, the Company’s operating partnership, by entering into the Fourteenth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”). The Amended OP Agreement reflects changes corresponding to the creation of the Company’s Class B Common Shares described below and other immaterial changes.

Amendments to Charter

On October 14, 2025, in connection with the Subscription Agreement, the Company filed Articles of Amendment (the “Articles of Amendment”) to its charter with the Maryland State Department of Assessments and Taxation (the “SDAT”) to increase the number of shares of capital stock that the Company has authority to issue to 3,000,000,000 and the number of shares of common stock, par value $0.01 per share, that the Company has authority to issue to 2,800,000,000. Immediately following the filing of the Articles of Amendment, the Company filed with the SDAT Articles Supplementary (the “Articles Supplementary”) to its charter, pursuant to which the Company classified and designated 300,000,000 authorized but unissued shares common stock, $0.01 par value per share, of the Company as Class B Common Shares.

Share Redemption Program Amendment

The Company’s board of directors amended the Company’s share redemption program by adopting the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”), as of October 17, 2025. The Amended SRP removes class-specific redemption limits but retains the aggregate limits that are not class-specific. Therefore, it now provides that the total amount of aggregate redemptions of shares of Company common stock (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all shares as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all shares as of the last calendar day of the previous calendar quarter. The Amended SRP also reflects that shares obtained pursuant to the Subscription Agreement may be submitted for redemption through the Amended SRP, subject to the limitations set forth in the Subscription Agreement.

Multiple Class Plan

Effective as of October 14, 2025, the Company’s board of directors amended the Company’s Multiple Class Plan in order to make immaterial updates primarily to reflect the creation of Class B Common Shares.

Disposition of Debt-Related Investment

Subsequent to September 30, 2025, we sold one debt-related investment, which was classified as held for sale as of September 30, 2025, to a joint venture partnership in which we have an ownership interest for a sale price of $136.1 million, equal to the carrying cost of the debt-related investment on the date of sale.

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

OVERVIEW

General

Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2025, our consolidated real property portfolio consisted of 137 properties, totaling approximately 28.7 million square feet located in 34 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, six industrial properties, 148 credit lease properties, 15 data center investments and 18 debt-related investments as of September 30, 2025. Unless otherwise noted, these unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the nine months ended September 30, 2025, we raised gross proceeds of approximately $87.2 million from the sale of approximately 11.3 million shares of our common stock in our ongoing securities offerings, including proceeds from our distribution reinvestment plans of approximately $23.4 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our securities offerings.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the nine months ended September 30, 2025, we sold $1.01 billion of gross interests related to the DST Program, $74.3 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

As of September 30, 2025, our total investment portfolio consisted of the following sector allocations:

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

We currently group our real property portfolio into five categories: residential, industrial, retail, office and other. The following table summarizes our real property portfolio by category as of September 30, 2025:

					Average
				% of Total	Effective Annual			% of
($ and square feet in thousands,	Number of	Number of	Rentable	Rentable	Base Rent per	%	Aggregate	Aggregate
except for per square foot data)	Markets (1)	Real Properties	Square Feet	Square Feet	Square Foot (2)	Leased	Fair Value	Fair Value
Residential properties	12	24	6,720	23.4%	$28.58	91.6%	$2,651,800	39.8%
Industrial properties	27	79	17,672	61.5	7.26	96.1	2,698,850	40.5
Retail properties	8	18	2,292	8.0	21.03	97.0	718,600	10.8
Office properties	5	6	1,220	4.3	39.42	72.5	392,000	5.9
Other properties	5	10	811	2.8	18.86	83.9	200,750	3.0
Total real property portfolio	34	137	28,715	100.0%	$14.62	93.8%	$6,662,000	100.0%
(1)	Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)	Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of September 30, 2025.

As of September 30, 2025, we had four floating-rate debt-related investments with a weighted-average interest rate of 8.6% and a weighted-average remaining life of 0.9 years. As of September 30, 2025, the aggregate outstanding principal was $180.1 million, the aggregate carrying amount was $179.8 million and total aggregate current commitments were up to $218.0 million.

As of September 30, 2025, we had two available-for-sale debt securities, which were comprised of one CMBS and one preferred equity investment. As of September 30, 2025, the aggregate fair value of these investments was $139.2 million.

During the nine months ended September 30, 2025, we originated six loans with a total principal balance of $473.7 million. Additionally, during the nine months ended September 30, 2025 we sold six loans, including one of which was held for sale as of December 31, 2024, totaling $527.6 million, equal to the carrying cost of the debt-related investments on the dates of sale, to a joint venture partnership in which we have an ownership interest. During the three and nine months ended September 30, 2025, we recognized origination fee income related to this mortgage origination program of $0.5 million and $2.2 million, respectively.

We currently focus our investment activities primarily across the major U.S. property sectors (residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student and single-family rental housing), industrial, retail and office (which includes and/or may include medical office and life science laboratories)), self-storage properties and investments in real estate debt and securities. To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe, Japan and other foreign jurisdictions, and in other sectors such as credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the residential, and industrial sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the retail and office sectors, the former of which is largely grocery-anchored.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $6.66 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $6.19 billion, representing a difference of approximately $469.4 million, or 7.6%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2025 and December 31, 2024:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Investments in residential properties	$2,651,800	$2,331,100
Investments in industrial properties	2,698,850	2,102,900
Investments in retail properties	718,600	694,900
Investments in office properties	392,000	464,850
Investments in other properties (1)	200,750	164,300
Total investment in real estate properties	6,662,000	5,758,050
Investments in real estate debt and securities	454,518	549,471
Investments in unconsolidated joint venture partnerships	398,226	235,413
DST Program Loans	195,102	120,651
Total investments	7,709,846	6,663,585
Cash and cash equivalents	71,806	19,554
Restricted cash	8,038	7,865
Other assets	79,679	71,071
Line of credit, term loans and mortgage notes	(2,591,255)	(2,723,502)
Secured financings on debt-related investments	(109,642)	—
Financing obligations associated with our DST Program	(2,360,548)	(1,335,598)
Other liabilities	(148,320)	(105,577)
Accrued performance participation allocation	—	—
Accrued advisory fees	(4,606)	(3,646)
Noncontrolling interests in consolidated joint venture partnerships	(19,863)	(15,832)
Aggregate Fund NAV	$2,635,135	$2,577,920
Total Fund Interests outstanding	334,789	339,795
(1)	Includes self-storage properties.

The following table sets forth the NAV per Fund Interest as of September 30, 2025:

(in thousands, except per Fund Interest data)	Total	Class T-R Shares	Class S-R Shares	Class D-R Shares	Class I-R Shares	Class E Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	OP Units
Monthly NAV	$2,635,135	$191,041	$308,428	$45,466	$470,627	$319,971	$31,139	$82	$44,857	$1,223,524
Fund Interests outstanding	334,789	24,271	39,185	5,777	59,792	40,652	3,956	11	5,699	155,446
NAV Per Fund Interest	$7.8710	$7.8710	$7.8710	$7.8710	$7.8710	$7.8710	$7.8710	$7.8710	$7.8710	$7.8710

Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of September 30, 2025, we estimated approximately $64.4 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of September 30, 2025, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

						Weighted-
	Residential	Industrial	Retail	Office	Other	Average Basis
Exit capitalization rate	5.1%	5.7%	6.4%	7.4%	5.6%	5.7%
Discount rate / internal rate of return	7.1%	7.4%	7.2%	8.8%	7.7%	7.3%
Average holding period (years)	10.0	10.0	9.9	10.0	10.0	10.0

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

	Hypothetical						Weighted-
Input	Change	Residential	Industrial	Retail	Office	Other	Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%	3.0%	2.3%	2.5%	2.8%	3.0%
	0.25% increase	(3.0)%	(2.8)%	(2.2)%	(2.3)%	(2.6)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.0%	1.9%	2.0%	1.9%	2.0%
	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(2.0)%	(1.9)%	(1.9)%

From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining

NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of September 30, 2025, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2025 was $8.0 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $8.0 million, or $0.03 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2025.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2025:

(in thousands)	As of September 30, 2025
Total stockholders' equity	$625,504
Noncontrolling interests	544,605
Total equity under GAAP	1,170,109

Adjustments:
Accrued distribution fee (1)	64,387
Redeemable noncontrolling interests (2)	8,200
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	519,491
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	23,709
Accumulated depreciation and amortization (5)	902,952
Other adjustments (6)	(53,713)
Aggregate Fund NAV	$2,635,135
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, certain of our DST Program Loans, and certain of our investments in real estate debt and securities, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e., at their respective outstanding balances).
(4)	Certain of our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with those investments in unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.

(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV increased from $7.59 per share as of December 31, 2024 to $7.87 per share as of September 30, 2025. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth, and stabilizing capital markets.

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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
(as of September 30, 2025) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.47)%	3.61%	6.04%	(1.11)%	4.29%	4.37%	5.73%
Adjusted Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.66)%	2.27%	5.36%	(2.33)%	4.49%	4.33%	5.70%
Difference	0.19%	1.34%	0.68%	1.22%	(0.20)%	0.04%	0.03%

Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.02%	7.23%	9.75%	0.03%	5.01%	4.69%	5.83%
Adjusted Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.82%	5.85%	9.05%	(1.20)%	5.21%	4.65%	5.80%
Difference	0.20%	1.38%	0.70%	1.23%	(0.20)%	0.04%	0.03%

Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.47)%	3.61%	6.04%	(1.11)%	4.29%	4.37%	5.73%
Adjusted Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.66)%	2.27%	5.36%	(2.33)%	4.49%	4.33%	5.70%
Difference	0.19%	1.34%	0.68%	1.22%	(0.20)%	0.04%	0.03%

Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.02%	7.23%	9.75%	0.03%	5.01%	4.69%	5.83%
Adjusted Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.82%	5.85%	9.05%	(1.20)%	5.21%	4.65%	5.80%
Difference	0.20%	1.38%	0.70%	1.23%	(0.20)%	0.04%	0.03%

Class D-R Share Total Return (3)	3.17%	7.71%	10.41%	0.63%	5.64%	5.29%	6.00%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.97%	6.32%	9.70%	(0.61)%	5.84%	5.26%	5.97%
Difference	0.20%	1.39%	0.71%	1.24%	(0.20)%	0.03%	0.03%

Class I-R Share Total Return (3)	3.24%	7.92%	10.69%	0.89%	5.90%	5.61%	6.36%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.04%	6.52%	9.97%	(0.36)%	6.10%	5.57%	6.33%
Difference	0.20%	1.40%	0.72%	1.25%	(0.20)%	0.04%	0.03%

Class E Share Return Total Return (3)	3.24%	7.92%	10.69%	0.89%	5.90%	5.63%	6.40%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.04%	6.52%	9.97%	(0.36)%	6.10%	5.59%	6.37%
Difference	0.20%	1.40%	0.72%	1.25%	(0.20)%	0.04%	0.03%

			One-Year
	Trailing		(Trailing	Three-Year		Five-Year		Ten-Year		Since Inception
(as of September 30, 2025) (1)	Three-Months	Year-to-Date	12-Months)	Annualized		Annualized		Annualized		Annualized (2)
Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.59)%	3.48%	5.91%	n/a	%	n/a	%	n/a	%	6.25%
Adjusted Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.78)%	2.14%	5.23%	n/a	%	n/a	%	n/a	%	5.32%
Difference	0.19%	1.34%	0.68%	n/a	%	n/a	%	n/a	%	0.93%

Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.02%	7.23%	9.75%	n/a	%	n/a	%	n/a	%	9.84%
Adjusted Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.82%	5.85%	9.05%	n/a	%	n/a	%	n/a	%	8.87%
Difference	0.20%	1.38%	0.70%	n/a	%	n/a	%	n/a	%	0.97%

Class D-PR Share Total Return (with upfront selling commissions) (3)	1.62%	6.10%	n/a %	n/a	%	n/a	%	n/a	%	7.21%
Adjusted Class D-PR Share Total Return (with upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.43%	4.73%	n/a %	n/a	%	n/a	%	n/a	%	6.07%
Difference	0.19%	1.37%	n/a %	n/a	%	n/a	%	n/a	%	1.14%

Class D-PR Share Total Return (without upfront selling commissions) (3)	3.17%	7.71%	n/a %	n/a	%	n/a	%	n/a	%	8.84%
Adjusted Class D-PR Share Total Return (without upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.97%	6.32%	n/a %	n/a	%	n/a	%	n/a	%	7.68%
Difference	0.20%	1.39%	n/a %	n/a	%	n/a	%	n/a	%	1.16%

Class I-PR Share Total Return (3)	3.24%	7.92%	10.69%	n/a	%	n/a	%	n/a	%	10.78%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.04%	6.52%	9.97%	n/a	%	n/a	%	n/a	%	9.81%
Difference	0.20%	1.40%	0.72%	n/a	%	n/a	%	n/a	%	0.97%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Partial period returns are not calculated. Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)	NAV inception date for Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares (formerly known as Class T shares, Class S shares, Class D shares and Class I shares, respectively) and Class E shares was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024 and the inception date for Class D-PR was December 2, 2024, which is when we first sold shares of such share classes of our common stock. Since inception returns are not annualized for shared classes outstanding less than one year.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1, 2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

During the third quarter of 2025, the U.S. economy continued to expand supported by consumer spending. Meanwhile, macroeconomic volatility slowed, providing space for recovery in the commercial real estate sector. Individual property transaction volumes continued year-over-year increases, while broad market indices demonstrated flat to increasing commercial real estate values on a year-over-year and quarter-over-quarter basis. Aiding valuations, new construction starts across various sectors like multifamily and retail remain near 10-year lows. Lending markets continued to support improving commercial real estate activity as conduit and CMBS new issue volumes increased quarter-over-quarter.

In September and October 2025, the Federal Reserve resumed its monetary easing cycle with an aggregate 50 basis point rate reduction. While the Federal Reserve has signaled a willingness to further reduce interest rates in 2025, there is no certainty that there will be a decrease in interest rates or of the magnitude or pace of potential decreases, especially if inflation accelerates.

Rising operating costs, such as property insurance and raw material costs for property development and improvements, placed pressure on cash flow performance across many real estate property types in the third quarter of 2025. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Offsetting some of these challenges, there has been a significant decline in new commercial real estate development that began in 2023 and has continued benefitting existing in-demand property types. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

While lower market rates and increased capital markets liquidity support commercial real estate property transactions and values, uncertainty remains around proposed U.S. trade and economic policies and their potential impact to the U.S. economy. Should these economic factors become more acute, the commercial real estate market may be further adversely impacted.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2025 Activities

During the nine months ended September 30, 2025, we completed the following activities:

●	We acquired two residential properties, 14 industrial properties and two self-storage properties for an aggregate contractual purchase price of approximately $760.2 million. We invested an aggregate of $246.3 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
●	We sold four industrial properties and one office property for net proceeds of approximately $110.9 million and recorded a net gain on sale of $57.2 million related to the sale of these properties.
●	We leased approximately 1.5 million square feet of our commercial properties, which included 0.2 million square feet of new leases and 1.3 million square feet of renewals.
●	We decreased our leverage ratio from 41.2% as of December 31, 2024, to 34.9% as of September 30, 2025. Our leverage ratio for reporting purposes is calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures).
●	We raised gross proceeds of $1.10 billion from the sale of our common stock and DST Interests. This includes $87.2 million from the sale of 11.3 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plans of $23.4 million, and $1.01 billion of gross capital through private placement offerings by selling DST Interests, $74.3 million of which were financed by DST Program Loans.
●	We redeemed 12.4 million shares of common stock at a weighted-average purchase price of $7.65 per share for an aggregate amount of $94.5 million. Additionally, we redeemed a combined 4.0 million OP Units of redeemable noncontrolling interests and noncontrolling interests for an aggregate dollar amount of $30.9 million.
●	We amended and restated our unsecured credit facility, by entering into a $1.0 billion revolving credit facility, a $700.0 million term loan and a second $300.0 million term loan, for an aggregate amount of $2.0 billion. The amendment and restatement provides us with the ability from time to time to increase the aggregate size of the credit facility up to a total of $2.5 billion, subject to receipt of lender commitments and other conditions. The amendment and restatement extends the maturity date of the revolving credit facility to June 18, 2029, subject to a one-year extension option. The amendment and restatement also extends maturity date of both term loans to June 18, 2029, with both subject to a one-year extension option, each subject to certain conditions.
●	We entered into the Goldman Sachs MRA, which allows us to borrow up to $500.0 million. Under the Goldman Sachs MRA, we are permitted to sell, and later repurchase, certain qualifying mortgage loans, senior notes, mezzanine loans and pari-passu participations in commercial mortgage loans and mezzanine loans approved by Goldman Sachs in its sole discretion. The termination date of the Goldman Sachs MRA is July 10, 2026, which may be extended pursuant to a one-year extension option, subject to certain conditions. The interest rate on the Goldman Sachs MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings. As of September 30, 2025, we had $109.6 million of borrowings outstanding pursuant to the Goldman Sachs MRA, collateralized by our debt-related investments, held for sale, which have a carrying value of $135.7 million.

Results for the Three and Nine Months Ended September 30, 2025 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, and for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
($ in thousands, except per share data)	September 30, 2025	June 30, 2025	$	%	2025	2024	$	%
Revenues:
Rental revenues	$113,691	$109,218	$4,473	4.1%	$329,305	$273,416	$55,889	20.4%
Debt-related income	9,036	9,065	(29)	(0.3)	28,090	36,136	(8,046)	(22.3)
Total revenues	122,727	118,283	4,444	3.8	357,395	309,552	47,843	15.5
Operating expenses:
Rental expenses	43,469	40,154	3,315	8.3	123,332	103,467	19,865	19.2
Real estate-related depreciation and amortization	49,339	46,856	2,483	5.3	142,068	110,991	31,077	28.0
General and administrative expenses	3,544	3,149	395	12.5	9,598	9,356	242	2.6
Advisory fees	13,166	12,188	978	8.0	36,758	30,089	6,669	22.2
Acquisition costs and reimbursements	1,793	1,420	373	26.3	4,568	5,560	(992)	(17.8)
Total operating expenses	111,311	103,767	7,544	7.3	316,324	259,463	56,861	21.9
Other income (expenses):
Income from unconsolidated joint venture partnerships	15,933	15,641	292	1.9	35,088	11,049	24,039	NM
Interest expense	(65,567)	(58,963)	(6,604)	(11.2)	(179,914)	(137,538)	(42,376)	(30.8)
Gain on sale of real estate property	46,711	506	46,205	NM	57,200	1,048	56,152	NM
Unrealized loss on debt-related investments	(251)	—	(251)	NM	(251)	—	(251)	NM
Unrealized gain (loss) on DST Program Loans	3	(1)	4	NM	17	(164)	181	NM
Unrealized (loss) gain on financing obligations	(18,121)	(14,353)	(3,768)	(26.3)	(36,612)	8,968	(45,580)	NM
Gain (loss) on extinguishment of debt and financing obligations, net	125	(791)	916	NM	(666)	21,800	(22,466)	NM
Provision for current expected credit losses	308	57	251	NM	464	1,474	(1,010)	(68.5)
Other income and expenses	4,163	2,550	1,613	63.3	8,028	4,675	3,353	71.7
Total other income (expenses)	(16,696)	(55,354)	38,658	69.8	(116,646)	(88,688)	(27,958)	(31.5)
Net loss before income tax expense	(5,280)	(40,838)	35,558	87.1	(75,575)	(38,599)	(36,976)	(95.8)
Income tax expense	(10,274)	(1,658)	(8,616)	NM	(16,570)	(8,664)	(7,906)	(91.3)
Net loss	(15,554)	(42,496)	26,942	63.4	(92,145)	(47,263)	(44,882)	(95.0)
Net loss attributable to redeemable noncontrolling interests	54	149	(95)	(63.8)	329	235	94	40.0
Net loss attributable to noncontrolling interests	7,216	19,773	(12,557)	(63.5)	42,932	15,413	27,519	NM
Net loss attributable to common stockholders	$(8,284)	$(22,574)	$14,290	63.3%	$(48,884)	$(31,615)	$(17,269)	(54.6)%
Weighted-average shares outstanding—basic	179,216	178,395	821	0.5%	178,748	190,642	(11,894)	(6.2)%
Weighted-average shares outstanding—diluted	335,065	335,463	(398)	(0.1)%	335,983	296,283	39,700	13.4%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.05)	$(0.13)	$0.08	61.5%	$(0.27)	$(0.17)	$(0.10)	(58.8)%

NM = Not meaningful

Total Revenues. Total revenues for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, in aggregate, increased by $4.4 million and for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, total revenues increased by $47.8 million, primarily due to the factors described below.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. For the three months ended September 30, 2025 as compared to the three months ended June 30, 2025, in aggregate, total rental revenues increased by $4.5 million primarily due to the increase in non-same store revenues resulting from net growth in our portfolio. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, in aggregate, total rental revenues increased by $55.9 million, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
($ in thousands)	September 30, 2025	June 30, 2025	$	%	2025	2024	$	%
Rental income	$110,954	$106,924	$4,030	3.8%	$322,031	$265,015	$57,016	21.5%
Straight-line rent	1,208	1,022	186	18.2	3,157	5,531	(2,374)	(42.9)
Amortization of above- and below-market intangibles	1,529	1,272	257	20.2	4,117	2,870	1,247	43.4
Total rental revenues	$113,691	$109,218	$4,473	4.1%	$329,305	$273,416	$55,889	20.4%

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. For the three months ended September 30, 2025, as compared to June 30, 2025, in aggregate, total debt-related income remained consistent. For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, in aggregate, total debt-related income decreased by $8.0 million, primarily due to the repayment of four loans and one security from our investments in real estate debt and securities.

Total Operating Expenses. For the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, in aggregate, total operating expenses increased by $7.5 million, and for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, total operating expenses increased by $56.9 million, primarily due to the factors described below.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and tenant leasing costs. Commercial leases that are structured on a “triple net basis”, in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 89.7% of our total leased commercial portfolio, based on number of commercial leases as of September 30, 2025. For the three months ended September 30, 2025, total rental expenses increased by $3.3 million as compared to the three months ended June 30, 2025, primarily due to increase in non-same store rental expenses resulting from net growth in our portfolio. For the nine months ended September 30, 2025, total rental expenses increased by $19.9 million, as compared to the nine months ended September 30, 2024, primarily due to increase in non-same store rental expenses resulting from significant net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Real Estate-Related Depreciation and Amortization. For the three months ended September 30, 2025, as compared to three months ended June 30, 2025, in aggregate, real estate-related depreciation and amortization expense increased by $2.5 million, primarily due to net growth in our portfolio. For the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, in aggregate, real estate-related depreciation and amortization expense increased by $31.1 million, primarily due to significant net growth in our portfolio.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $1.7 million for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, primarily due to an increase of $1.0 million of advisory fees primarily driven by the sale of gross interests related to the DST program. In aggregate, the remaining operating expenses increased by $5.9 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in advisory fees of $6.7 million primarily driven by the sale of gross interests related to the DST Program.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $30.0 million impact on our net income (loss) for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, primarily due to the following:

●	an increase in gain on sale of real estate property of $46.2 million driven primarily by the sale of one office property with a large gain during the three months ended September 30, 2025.

Partially offset by:

●	an increase in income tax expense of $8.6 million, primarily driven by activities of our taxable REIT subsidiaries associated with our DST Program and our investments in unconsolidated joint venture partnerships, which resulted in taxable income for the period;
●	an increase in interest expense of $6.6 million driven primarily by an increase in average outstanding borrowings and financing obligations during the period; and
●	an increase in unrealized loss on financing obligations of $3.8 million driven by changes in valuations of properties in our DST Program.

In aggregate, the remaining items that comprise our net income (loss) had a $ (35.9) million impact on our net income (loss) for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the following:

●	an increase in unrealized loss on financing obligations of $45.6 million driven by changes in valuations of properties in our DST Program;
●	an increase in interest expense of $42.4 million driven primarily by an increase in average outstanding borrowings and financing obligations during the period; and
●	a decrease in gain (loss) on extinguishment of debt and financing obligations, net of $22.5 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program during the nine months ended September 30, 2024.

Partially offset by:

●	an increase in gain on sale of real estate property of $56.2 million driven by the sale of four industrial properties and one office property during the nine months ended September 30, 2025, as compared to one partial retail property disposition during the nine months ended September 30, 2024; and
●	an increase in income from unconsolidated joint venture partnerships of $24.0 million primarily driven by positive performance of our investments in unconsolidated joint venture partnerships.

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

The same store operating portfolio for the three months ended September 30, 2025 as compared to the three months ended June 30, 2025 presented below includes 122 properties totaling 24.1 million square feet owned as of April 1, 2025, which represented 84.1% of total rentable square feet as of September 30, 2025. The same store operating portfolio for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 presented below includes 93 properties totaling approximately 19.2 million square feet owned as of January 1, 2024, which represented 66.9% of total rentable square feet as of September 30, 2025.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, and for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	For the Three Months Ended		For the Nine Months Ended September 30,
(in thousands)	September 30, 2025	June 30, 2025	2025	2024
Net loss attributable to common stockholders	$(8,284)	$(22,574)	$(48,884)	$(31,615)
Debt-related income	(9,036)	(9,065)	(28,090)	(36,136)
Real estate-related depreciation and amortization	49,339	46,856	142,068	110,991
General and administrative expenses	3,544	3,149	9,598	9,356
Advisory fees	13,166	12,188	36,758	30,089
Acquisition costs and reimbursements	1,793	1,420	4,568	5,560
Income from unconsolidated joint venture partnerships	(15,933)	(15,641)	(35,088)	(11,049)
Interest expense	65,567	58,963	179,914	137,538
Gain on sale of real estate property	(46,711)	(506)	(57,200)	(1,048)
Unrealized loss on debt-related investments	251	—	251	—
Unrealized (gain) loss on DST Program Loans	(3)	1	(17)	164
Unrealized loss (gain) on financing obligations	18,121	14,353	36,612	(8,968)
(Gain) loss on extinguishment of debt and financing obligations, net	(125)	791	666	(21,800)
Provision for current expected credit losses	(308)	(57)	(464)	(1,474)
Other income and expenses	(4,163)	(2,550)	(8,028)	(4,675)
Income tax expense	10,274	1,658	16,570	8,664
Net loss attributable to redeemable noncontrolling interests	(54)	(149)	(329)	(235)
Net loss attributable to noncontrolling interests	(7,216)	(19,773)	(42,932)	(15,413)
Property net operating income	$70,222	$69,064	$205,973	$169,949
Less: Non-same store property NOI	6,099	3,590	47,220	9,562
Same store property NOI	$64,123	$65,474	$158,753	$160,387

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

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, and the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

($ in thousands,	For the Three Months Ended		Change		For the Nine Months Ended September 30,		Change
except per square foot data)	September 30, 2025	June 30, 2025	$	%	2025	2024	$	%
Rental revenues:
Residential	$42,673	$42,237	$436	1.0%	$98,020	$98,597	$(577)	(0.6)%
Industrial	32,871	32,963	(92)	(0.3)	78,736	78,697	39	0.1
Retail	15,029	15,245	(216)	(1.4)	45,330	45,550	(220)	(0.5)
Office	10,941	10,454	487	4.7	32,422	30,979	1,443	4.7
Other	3,567	3,459	108	3.1	2,849	2,791	58	2.1
Total same store rental revenues	105,081	104,358	723	0.7	257,357	256,614	743	0.3
Non-same store properties	8,610	4,860	3,750	77.2	71,948	16,802	55,146	NM
Total rental revenues	$113,691	$109,218	$4,473	4.1%	$329,305	$273,416	$55,889	20.4%
Rental expenses:
Residential	$(21,939)	$(20,950)	$(989)	(4.7)%	$(50,109)	$(48,743)	$(1,366)	(2.8)%
Industrial	(8,101)	(7,918)	(183)	(2.3)	(19,688)	(19,698)	10	0.1
Retail	(3,965)	(3,806)	(159)	(4.2)	(11,967)	(11,792)	(175)	(1.5)
Office	(5,394)	(4,728)	(666)	(14.1)	(15,656)	(14,844)	(812)	(5.5)
Other	(1,559)	(1,482)	(77)	(5.2)	(1,184)	(1,150)	(34)	(3.0)
Total same store rental expenses	(40,958)	(38,884)	(2,074)	(5.3)	(98,604)	(96,227)	(2,377)	(2.5)
Non-same store properties	(2,511)	(1,270)	(1,241)	(97.7)	(24,728)	(7,240)	(17,488)	NM
Total rental expenses	$(43,469)	$(40,154)	$(3,315)	(8.3)%	$(123,332)	$(103,467)	$(19,865)	(19.2)%
Property NOI:
Residential	$20,734	$21,287	$(553)	(2.6)%	$47,911	$49,854	$(1,943)	(3.9)%
Industrial	24,770	25,045	(275)	(1.1)	59,048	58,999	49	0.1
Retail	11,064	11,439	(375)	(3.3)	33,363	33,758	(395)	(1.2)
Office	5,547	5,726	(179)	(3.1)	16,766	16,135	631	3.9
Other	2,008	1,977	31	1.6	1,665	1,641	24	1.5
Total same store property NOI	64,123	65,474	(1,351)	(2.1)	158,753	160,387	(1,634)	(1.0)
Non-same store properties	6,099	3,590	2,509	69.9	47,220	9,562	37,658	NM
Total property NOI	$70,222	$69,064	$1,158	1.7%	$205,973	$169,949	$36,024	21.2%
Same store average percentage leased:
Residential	93.0%	92.7%			92.4%	92.0%
Industrial	96.0	97.2			96.2	97.8
Retail	96.7	96.1			96.1	96.9
Office	78.0	79.7			78.5	78.2
Other	84.5	83.4			84.6	79.7
Same store average annualized base rent per square foot:
Residential	$28.85	$28.84			$27.93	$28.36
Industrial	7.36	7.24			7.76	7.36
Retail	21.03	20.83			21.03	20.07
Office	38.70	38.33			38.70	38.10
Other	18.86	18.86			23.68	23.84

NM = Not meaningful

Residential Segment. For the three months ended September 30, 2025, our residential segment same store property NOI decreased by $0.6 million, as compared to the three months ended June 30 2025, primarily due to increased operating expenses at various properties. For the nine months ended September 30, 2025, our residential segment same store property NOI decreased by $1.9 million, as compared to the nine months ended September 30, 2024, primarily due to reduced market rents and increased rent concessions as well as increased operating expenses.

Industrial Segment. For the three months ended September 30, 2025, our industrial segment same store property NOI remained consistent as compared to the three months ended June 30, 2025. For the nine months ended September 30, 2025, our industrial segment same store property NOI remained consistent as compared to the nine months ended September 30, 2024.

Retail Segment. For the three months ended September 30, 2025, our retail segment same store property NOI decreased by $0.4 million as compared to June 30, 2025, primarily due to reduced percentage rent at two of our properties and early termination fee income at one of our properties during the second quarter. For the nine months ended September 30, 2025, our retail segment same store property NOI decreased by $0.4 million, as compared to the nine months ended September 30, 2024, primarily due to reduced occupancy at our 270 Center property.

Office Segment. For the three months ended September 30, 2025, our office segment same store property NOI decreased by $0.2 million as compared to the three months ended June 30, 2025, primarily due to reduced occupancy at various properties. Our office segment same store property NOI increased by $0.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increased occupancy at various properties.

Other Segment. For the three months ended September 30, 2025, our other segment same store property NOI remained consistent as compared to the three months ended June 30, 2025. For the nine months ended September 30, 2025, our other segment same store property NOI remained consistent as compared to the nine months ended September 30, 2024.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
GAAP net loss	$(15,554)	$(3,907)	$(92,145)	$(47,263)
Weighted-average shares outstanding—diluted	335,065	317,591	335,983	296,283
GAAP net loss per common share—diluted	$(0.05)	$(0.01)	$(0.27)	$(0.17)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	49,339	39,287	142,068	110,991
Gain on sale of real estate property	(46,711)	(1,048)	(57,200)	(1,048)
Our share of adjustments from joint venture partnerships	191	1,736	1,405	5,097
FFO	$(12,735)	$36,068	$(5,872)	$67,777
FFO per common share—diluted	$(0.04)	$0.11	$(0.02)	$0.23
Adjustments to arrive at AFFO:
Unrealized loss (gain) on financial instruments (1)	18,061	(25,994)	36,382	(32,078)
Decrease in financing obligation liability appreciation	—	—	—	(69)
Our share of adjustments from joint venture partnerships	(7,889)	(3,318)	(19,089)	(10,857)
AFFO	$(2,563)	$6,756	$11,421	$24,773
(1)	Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our debt-related investments, DST Program Loans and financing obligations for which we have elected the fair value option, valuation allowance and changes to our provision for current expected credit losses on our debt-related investments and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2025, we had approximately $167.9 million of borrowings, including scheduled amortization payments, becoming payable within the next 12 months, though the term of the associated mortgage loan agreement for $51.6 million of these borrowings can be extended pursuant to a one-year extension option, subject to certain conditions. Additionally, a $107.0 million mortgage note that matured in October 2025 was repaid in October 2025 using availability under our line of credit. As of September 30, 2025, we had approximately $114.8 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $235.4 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of September 30, 2025. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, changes in interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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

As of September 30, 2025, our financial position was strong with 34.9% leverage, calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 93.4% occupied (93.8% leased) as of September 30, 2025 and is diversified across 137 properties totaling 28.7 million square feet across 34 geographic markets. Our properties contain a diverse roster of 437 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 39.8% residential, 40.5% industrial, 10.8% retail which is primarily grocery-anchored, 5.9% office and 3.0% other properties in adjacent sectors.

We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.

Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change
Total cash provided by (used in):
Operating activities	$90,788	$30,934	$59,854
Investing activities	(765,939)	(489,968)	(275,971)
Financing activities	727,403	467,500	259,903
Effect of exchange rate changes on cash, cash equivalents and restricted cash	173	64	109
Net increase in cash, cash equivalents and restricted cash	$52,425	$8,530	$43,895

Net cash provided by operating activities increased by $59.9 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to the difference between $193.9 million sale of our held for sale debt-related investment in January and our current held for sale debt-related investment of $135.7 million.

Net cash used in investing activities increased by $276.0 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in real estate acquisitions of $438.7 million and an increase in net investment activity in our investments in unconsolidated joint venture partnerships of $67.9 million, partially offset by net principal collection activity on our investments in real estate debt and securities of $106.7 million and an increase in proceeds from disposition of real estate property of $106.9 million.

Net cash provided by financing activities increased by $259.9 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in net offering activity of $450.5 million, partially offset by a decrease in net borrowing activity of $221.6 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2025, we had an aggregate of $2.0 billion of commitments under our unsecured credit agreement, including $1.0 billion under our line of credit and $1.0 billion under our two term loans. As of that date, we had: (i) $226.2 million outstanding under our line of credit; and (ii) $1.0 billion outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.56%, which includes the effect of the interest rate swap and cap agreements related to $1.0 billion in borrowings under our line of credit and our term loans.

As of September 30, 2025, the unused and available portions under our line of credit were $773.8 million and $213.4 million, respectively. Our $1.0 billion line of credit matures in June 2029, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of extension fees. Our $700.0 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option, subject to certain conditions. Our $300.0 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option, subject to certain conditions. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of September 30, 2025, we had property-level borrowings of $1.36 billion outstanding with a weighted-average remaining term of approximately 1.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 5.25%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2025.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 34.9% as of September 30, 2025. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of September 30, 2025, we had $2.36 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the nine months ended September 30, 2025, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plans) was $87.2 million ($84.7 million net of direct selling costs).

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

For the fourth quarter of 2025, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or October 31, 2025, November 28, 2025 and December 31, 2025 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of $0.10350 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.03450 per share of each class of our common stock, less the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the fourth quarter of 2025 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions. There can be no assurances that this new distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$78,399	76.9%	$64,680	72.8%
Reinvested in shares	23,569	23.1	24,172	27.2
Total (2)	$101,968	100.0%	$88,852	100.0%
Sources of Distributions:
Cash flows from operating activities	$78,399	76.9%	$30,934	34.8%
Borrowings	—	—	33,746	38.0
DRIP (3)	23,569	23.1	24,172	27.2
Total (2)	$101,968	100.0%	$88,852	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.

For the nine months ended September 30, 2025 and 2024, our FFO was $ (5.9) million, or (5.8)% of our total distributions, and $67.8 million, or 76.3% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2025 and 2024. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2025	2024
Number of shares redeemed or repurchased	12,351	19,811
Aggregate dollar amount of shares redeemed or repurchased	$94,466	$153,228
Average redemption or repurchase price per share	$7.65	$7.74

For the nine months ended September 30, 2025 and 2024, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $94.5 million and $153.2 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties and other longer-term borrowings.

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. As of September 30, 2025, our critical accounting estimates have not changed from those described in our 2024 Form 10-K.

SUBSEQUENT EVENTS

See "Note 16 to the Condensed Consolidated Financial Statements" for information regarding subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2025, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of September 30, 2025, our fixed interest rate debt consisted of $645.5 million under our mortgage notes and $675.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 51.1% of our total consolidated debt as of September 30, 2025. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2025, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.26 billion and $1.32 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2025. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2025, our consolidated variable interest rate debt consisted of $226.2 million of borrowings under our line of credit, $325.0 million of borrowings under our term loans and $714.2 million under our mortgage notes, which represented 48.9% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2025, we were exposed to market risks related to fluctuations in interest rates on $1.27 billion of consolidated borrowings; however, $966.3 million of these borrowings are capped through the use of eight interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2025, would increase our annual interest expense by approximately $1.9 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate current commitments of $171.4 million and aggregate outstanding principal of $133.5 million on accrual status as of September 30, 2025, which can offset the interest rate risk associated with our variable interest rate borrowings.

Derivative Instruments. As of September 30, 2025, we had 18 outstanding derivative instruments, with a total current notional amount of $1.64 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

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

Foreign Currency Risk

We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our condensed consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of September 30, 2025, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2025, we issued and sold 1.8 million Class S-PR shares, 1,000 Class D-PR shares and 1.5 million Class I-PR shares and generated gross aggregate proceeds of $25.7 million in connection with the Private Offering. During the three months ended September 30, 2025, aggregate upfront selling commissions and dealer manager fees of $125,000 were paid in connection with the Private Offering.

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

The table below summarizes the redemption activity for the three months ended September 30, 2025, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
(shares in thousands)	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
July 31, 2025	1,049	$7.70	1,049	—
August 31, 2025	1,207	7.73	1,207	—
September 30, 2025 (3)	1,375	7.78	1,375	—
Total	3,631	$7.74	3,631	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)	Redemption requests accepted in September 2025 are considered redeemed on October 1, 2025 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $28.1 million of shares of common stock for the three months ended September 30, 2025.

Our board of directors amended our share redemption program by adopting the Fifth Amended and Restated Share Redemption Program (the “Amended SRP”), as of October 17, 2025. The Amended SRP removes class-specific redemption limits but retains the aggregate limits that are not class-specific. Therefore, it now provides that the total amount of aggregate redemptions of shares of our common stock (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all shares as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all shares as of the last calendar day of the previous calendar quarter.

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

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Second Articles of Restatement. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.2	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

3.3	Articles of Amendment, filed October 14, 2025. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

3.4	Articles Supplementary, filed October 14, 2025. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

4.1	Sixth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Private Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

4.3

Fifth Amended and Restated Share Redemption Program effective as of October 17, 2025. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

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

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024

101

The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on November 10, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

November 10, 2025	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 10, 2025	By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)