Form 10-K
period 2025-12-31
Ares Real Estate Income Trust Inc.
filed 2026-03-06
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-52596
_________________________________________________________
Ares Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)
_________________________________________________________

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
Class T Shares of Common Stock, $0.01 par value
Class S Shares of Common Stock, $0.01 par value
Class D Shares of Common Stock, $0.01 par value
Class I Shares of Common Stock, $0.01 par value
Class E Shares of Common Stock, $0.01 par value
Class B Shares of Common Stock, $0.01 par value
(Title of each class)
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 cannot be calculated because no established market exists for the registrant’s common stock.
Under the registrant's charter, shares of the registrant's Class S common stock are separated into a series called Class S-R and another series called Class S-PR; shares of the registrant's Class D common stock are separated into a series called Class D-R and another series called Class D-PR; and shares of the registrant's Class I common stock are separated into a series called Class I-R and another series called Class I-PR. In order to mirror common industry terminology, in this Annual Report on Form 10-K the registrant refers to these separate series of common stock as different “classes”.
As of February 26, 2026, 22,238,816 shares of Class T-R common stock, 35,429,004 shares of Class S-R common stock, 5,632,922 shares of Class D-R common stock, 63,344,986 shares of Class I-R common stock, 39,516,550 shares of Class E common stock, 7,792,918 shares of Class S-PR common stock, 403,479 shares of Class D-PR common stock, 11,176,117 shares of Class I-PR common stock and 25,409,732 shares of Class B common stock of the registrant, each with a par value $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2026.
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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, changes in interest rates, uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs and the conflicts in Ukraine and in the Middle East, which may have a negative effect on the following, among other things:
•the fundamentals of our business, including overall market occupancy, space utilization for our tenants, who we refer to as customers from time-to-time herein, and rental rates;
•the financial condition of our customers, some of which are retail, financial, legal and other professional firms, our lenders, and institutions that hold our cash balances and short-term investments, which may expose us to increased risks of breach or default by these parties;
•customers’ ability to pay rent on their leases or our ability to re-lease space that is or becomes vacant; and
•the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, dependence on customers’ financial condition and competition from other developers, owners and operators of real estate);
•our ability to effectively raise and deploy proceeds from our ongoing securities offerings;
•risks associated with the demand for liquidity under our share redemption program and our ability to meet such demand;
•risks associated with the availability and terms of debt and equity financing and the use of debt to fund acquisitions and developments, including the risk associated with interest rates impacting the cost and/or availability of financing;
•the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of real estate investment trusts (“REITs”));
•conflicts of interest arising out of our relationships with Ares real estate (the “Sponsor”), Ares Commercial Real Estate Management LLC (the “Advisor”), and their affiliates;
•changes in accounting principles, policies and guidelines applicable to REITs;
•environmental, regulatory and/or safety requirements; and
•the availability and cost of comprehensive insurance, including coverage for terrorist acts.
For further discussion of these and other factors, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

SUMMARY RISK FACTORS
An investment in shares of our common stock involves significant risks. See “Risk Factors” beginning on page 4. These risks include, among others:
•There is no public trading market for shares of our common stock, and it may therefore be difficult for you to sell your shares.
•There are limits on the ownership, transferability and redemption of shares of our common stock which may significantly limit the liquidity of an investment in shares of our common stock.
•Since there is no public trading market for shares of our common stock, redemption of shares by us will likely be the only way to dispose of your shares. Our share redemption program provides stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity, volume limits and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment it deems a modification or suspension to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid.
•A portion of the proceeds raised in our securities offerings is expected to be used to satisfy redemption requests, including requests from our existing stockholders which may be significant. Using the proceeds raised in our securities offerings for redemptions will reduce the net proceeds available to retire debt, or acquire additional investments, which may result in reduced liquidity and profitability or restrict our ability to grow our net asset value (“NAV”).
•In connection with our securities offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. In the future, we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our operating partnership. We may also amend the terms of existing securities offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our securities offerings may negatively impact our ability to pay distributions and your overall return.
•The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market.
•In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Our management's assessment of the market values of our properties may also differ from the appraised values of our properties. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
•Some of our executive officers, directors and other key personnel are also officers, directors, managers, and/or key personnel of the Advisor, Ares Management Capital Markets LLC, the dealer manager for our securities offerings (our “Dealer Manager”), and/or other entities related to our Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that the fees the Advisor receives for services rendered to us are based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating.
•We are subject to risks generally incident to the ownership of real property, including changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions and other factors particular to the locations of our respective real property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could make alternative interest-bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.
•Our use of leverage increases the risk of loss on our investments and places certain restrictions upon us which may limit us from realizing the most optimal value for such investments.
•If we fail to maintain our status as a REIT, it would adversely affect our results of operations and our ability to make distributions to our stockholders.
•The amount of distributions we may make is uncertain. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. The use of these sources for distributions would decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and could potentially reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock.
•Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted. For example, we regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property generally will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms.

PART I
ITEM 1.              BUSINESS
The Company
Ares Real Estate Income Trust Inc. is a net asset value (“NAV”)-based perpetual life REIT formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. As of December 31, 2025, our consolidated real property portfolio consisted of 143 properties, totaling approximately 30.5 million square feet located in 34 markets throughout the U.S. As used herein, the terms “AREIT,” the “Company,” “we,” “our” or “us” refer to Ares Real Estate Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires.
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
We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of that certain Amended and Restated Advisory Agreement (2025), effective as of April 30, 2025 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends on April 30, 2026, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders.
We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During 2025, we raised $335.5 million of gross proceeds from the sale of common stock in our ongoing securities offerings, including $31.6 million from the sale of common stock under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our securities offerings.
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (a “DST” or multiple “DSTs”) holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more DSTs by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also make loans (the “DST Program Loans” and, each individually, a “DST Program Loan”) to finance up to 50% of the purchase price of DST Interests paid by certain purchasers of the interests in the Delaware statutory trusts. During 2025, we sold $1.22 billion of gross interests related to the DST Program, $99.8 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.
Investment Objectives
Our primary investment objectives are:
•providing current income to our stockholders in the form of consistent cash distributions;
•preserving and protecting our stockholders’ capital investments;
•realizing capital appreciation in our share price from active investment management and asset management; and

•providing portfolio diversification in the form of multi-asset class investing in direct real property and investing in other real estate-related assets.
There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, with the approval of our stockholders.
Investment Strategy
We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (residential, industrial, retail and office), data center properties and investments in real estate debt and securities. To a lesser extent, we invest in and/or intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe, Japan and other foreign jurisdictions, and in other sectors such as credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our objective is to bring the Ares Management Corporation (“Ares”) leading institutional-quality real assets investment platform to income-focused investors, with significant diversification across real estate and real estate-related asset classes, geographies and sectors. We intend to allocate capital dynamically between sectors and strategies so as to achieve outperformance through strategic diversification rather than outsized risk. We expect real estate debt, non-U.S. jurisdictions and/or infrastructure assets to comprise up to 30% of our assets. Currently, infrastructure is not expected to comprise more than 10% of our assets with a focus on real estate-related infrastructure and renewable energy sources. While we will not limit our investment opportunities to stay within these allocations, we may adjust our expectations based on market conditions and opportunities.
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
Our near-term investment strategy is likely to prioritize new investments in the residential and industrial sectors due to relatively attractive fundamental conditions. Such investments may be in the form of equity or debt, and in particular, we believe that debt investments provide an increasingly attractive risk adjusted return in today’s market environment. We also intend to continue to hold an allocation of properties in the retail and office sectors, the former of which is largely grocery-anchored. To a lesser extent, we intend to invest in credit lease and self-storage, properties in sectors adjacent to our primary investment sectors, real estate-related securities and/or infrastructure. Our investments in real estate-related securities generally will focus on debt or equity issued by public and private real estate companies and/or certain other securities, with the primary goal of such investments being preservation of liquidity in support of our share redemption program, while also seeking income, potential for capital appreciation and further portfolio diversification.
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
Financing Objectives
We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). For purposes of determining the fair value of our real property, we include the fair value of the properties that are part of the DST Program due to the master lease structure, including our purchase option. Based on this methodology, our leverage decreased to 35.5% as of December 31, 2025, as compared to 41.2% as of December 31, 2024. There are other methods of calculating our overall leverage ratio that may differ from this methodology, such as the methodology used in determining our compliance with corporate borrowing covenants. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. See Item 1A, “Risk Factors—Risks Associated with Debt Financing” for additional detail.
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
Significant Customers
We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2025, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. Our 10 largest customers represented 18.2% and 23.7% of total annualized base rent and total leased square feet, respectively. We are not aware of any current customers whose inability to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.
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

ITEM 1A.           RISK FACTORS
RISKS RELATED TO INVESTING IN SHARES OF OUR COMMON STOCK
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, our stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If our stockholders sell their shares to us, our stockholders may receive less than the price they paid.
There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for our stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month (which will generally be equal to our most recently disclosed monthly NAV per share), and not based on the price at which our stockholders initially purchased their shares. We may redeem our stockholders’ shares if they fail to maintain a minimum balance of $2,000 of shares, even if their failure to meet the minimum balance is caused solely by a decline in our NAV. Subject to limited exceptions, shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, stockholders may receive less than the price they paid for their shares upon redemption by us pursuant to our share redemption program.
Our continuous private offering (the “Private Offering”) is being conducted in reliance on a private offering exemption from registration under the Securities Act, and if the Company fails to comply with the requirements of such exemption, our stockholders would have the right to rescind their purchase of shares of our common stock if they so desired.
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
Our ability to redeem our stockholders’ shares may be limited, and our board of directors may make exceptions to, modify or suspend our share redemption program at any time.
We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares than have been requested due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares. In addition, the total amount of aggregate redemptions of our shares (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all shares as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all shares as of the last calendar day of the previous calendar quarter (collectively referred to herein as the “2% and 5% limits”). In addition, for the allocations described above, (i) provided that the share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that the share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).
We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” (i.e., without netting against capital inflows), rather than to net redemptions, which could limit the number of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter.
The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may make exceptions to, modify or suspend our share redemption program at any time. In addition, limited partners in our Operating Partnership may have different redemption rights with respect to partnership interests in the Operating Partnership (“OP Units”) and may be treated differently than our stockholders requesting redemption under our share redemption program. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program” of this Annual Report on Form 10-K for more information about our share redemption program.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.
The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our outstanding shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our outstanding shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances. For example, we could sell a large number of our shares to one or more institutional investors. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition. As of December 31, 2025, based on the NAV per share of $8.04 on that date, we had outstanding approximately $183.8 million in Class T-R shares, $293.0 million in Class S-R shares, $45.9 million in Class D-R shares, $499.9 million in Class I-R shares, $319.9 million in Class E shares, $46.3 million in Class S-PR shares, $3.2 million in Class D-PR shares, $69.6 million in Class I-PR shares and $204.2 million in Class B shares.
Purchases and redemptions of our common shares will not be made based on the current NAV per share of our common stock.
The purchase and redemption price for shares of our common stock will generally be based on our most recently disclosed monthly NAV, which will generally be our prior month’s NAV per share as of the last calendar day of such month (subject to material changes) and will not be based on any public trading market. We generally expect our transaction price to be equal to our NAV as of a date approximately one month prior to the dates when share purchases and redemptions take place. For example, if our stockholders wish to subscribe for shares of our common stock in October, the subscription request must be received in good order at least five business days before November 1. Generally, the offering price would equal the NAV per share of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, the redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the NAV per share of the applicable class as of the last calendar day of September, subject to reduction for early redemption. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which they redeem shares may be lower than the current NAV per share at the time of redemption.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, the breadth of our portfolio by property type and location, could be materially adversely affected.
A portion of the proceeds raised in our securities offerings are expected to be used to satisfy redemption requests, and such portion of the proceeds may be substantial.
We currently expect to use a portion of the proceeds from our securities offerings to satisfy redemption requests. We redeemed approximately $122.5 million of shares of our common stock during the year ended December 31, 2025. Using the proceeds from our securities offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
We have experienced periods in the past in which redemption demand exceeded redemption capacity, and we could experience such situations again in the future.
We commenced our initial public offering in January 2006 and commenced operations later that year. At that time, we only offered Class E shares of common stock (referred to at that time simply as our shares of “common stock”), and our share redemption program for Class E stockholders (which was more restrictive than our current share redemption program) was subject to limitations that included a maximum number of redemptions during any calendar year of 5% of the weighted-average number of shares outstanding during the prior calendar year. Beginning in the first quarter of 2009 through the third quarter of 2016, redemption requests from Class E stockholders exceeded the redemption limits set forth in the Class E share redemption program and associated offering materials, and we conducted a number of self-tender offers to supplement this liquidity. As a result, we redeemed only a portion of the shares from investors who sought redemption during that period, either through the redemption program or self-tender offers, and our stockholders were required to resubmit redemption requests periodically in order to renew their requests to either have their shares redeemed pursuant to the share redemption program or purchased pursuant to a tender offer.
Although all properly submitted redemption requests and/or tenders in our self-tender offers have been satisfied beginning with the fourth quarter of 2016, in the future we could experience situations like that described above in which redemption demand exceeds capacity. Our current share redemption program has different limitations than our share redemption program did during that time, but our ability to redeem our stockholders’ shares may still be limited, and our board of directors may make exceptions to modify or suspend our share redemption program at any time. Furthermore, we may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. If a redemption request under our share redemption program is unsatisfied, it must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.
Historical returns may be presented over limited timeframes and are inherently limited in their applicability to the future.
In our annual report and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of the Company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we make changes to our portfolio, our investment focus, or structural aspects of the Company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and the Dealer Manager and participating broker-dealers (in connection with our securities offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns. Over time, we have also made changes to the frequency with which, and the methodologies with which, we estimate the value of our shares.

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
We have not identified future investments that we will make with the proceeds of our securities offerings. As a result, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because our stockholders cannot evaluate all of the investments we will make in advance of purchasing shares of our common stock, this additional risk may hinder our stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.
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
The primary component of our NAV is the value of our investments. The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Additionally, appraisals of our properties are in part based on historical transaction data. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor (as defined below) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities are best determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. The stock price of shares of a publicly traded REIT may materially differ than the NAV of a non-exchange traded REIT with comparable portfolios. While any changes in the value of our real estate portfolio will ultimately be reflected in future calculations of NAV, there will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in our securities offerings, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, our stockholders may pay more than realizable value or receive less than realizable value for their investment.
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
Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as customer disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent

Valuation Advisor so that the information may be reflected in our real property portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the Independent Valuation Advisor should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Advisor and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, our stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Advisor and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.
No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other peer REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. If we acquire real properties as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption program. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Net Asset Value Per Share” and our valuation procedures attached as Exhibit 99.2 to this Annual Report on Form 10-K for more details regarding our valuation methodologies, assumptions and procedures.
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
Our NAV and the NAV of our stockholders’ shares may be diluted in connection with current and future securities offerings.
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
In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in the Operating Partnership. We may also amend the terms of our existing securities offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our current and future securities offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.
Because we generally do not mark to market our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of the Company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.
In accordance with our valuation procedures, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e.. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e.. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of the Company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2025 was $6.7 million lower than the carrying value used for calculation of our NAV for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for calculation of our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $6.7 million, or $0.01 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2025. As of December 31, 2025, we classified all of our debt as intended to be held to maturity.
Stockholders do not have the benefit of an independent due diligence review in connection with our securities offerings which increases the risk of their investment.
Because the Advisor and the Dealer Manager are affiliates of, or otherwise related to, the Sponsor, investors do not have the benefit of an independent due diligence review and investigation of the type normally performed by an unrelated, independent underwriter in connection with a securities offering. The lack of an independent due diligence review and investigation increases the risk of our stockholders’ investment.
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
We have taken certain actions to increase the stock ownership in our Company by our management team, the Advisor and our directors, including the implementation of certain stock-based awards. The current level of ownership by management may be less than the management teams of other public real estate companies and, as a result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.
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
Our total distributions declared for the years ended December 31, 2025, 2024, and 2023 were $139.4 million, $122.0 million, and $103.7 million, respectively, which includes $31.8 million, $31.9 million, and $32.7 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations the years ended December 31, 2025, 2024, and 2023 was $253.6 million, $(169.5) million, and $16.0 million, respectively. Accordingly, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In addition, for years in which total distributions were fully funded from our operations, in some cases our distributions were not fully funded from our operations for individual quarters. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In the future, we may continue to fund our monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to strive to fund the payment of regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to our board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from our securities offerings or decide to invest our capital in lower yielding assets, we may be required to fund our distributions to our stockholders from a combination of our operating, investing and financing activities, which include net proceeds of our securities offerings, dispositions and borrowings (including borrowings secured by our assets), or to reduce the level of our distributions. Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for new investments, repayment of debt, share redemptions and other corporate purposes, and potentially reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. We may pay distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or offering proceeds. Our ability to pay distributions solely from cash flows from operations has been impacted by certain factors, including the current yield environment. All distributions result in a decrease to our NAV while cash flow generated from our operations results in an increase to NAV. While we strive to fund our distributions solely from our cash flow from operations, in the long run, we also focus on total stockholder return as a metric for evaluating our distribution level in the event that it is not being fully covered by cash flow from operations. Any cash flow from operations in excess of our distributions results in a net increase to NAV (without giving effect to other factors). Conversely, if and when our distributions exceed our cash flow from operations, the net effect would be and has been a decrease to NAV (ignoring other factors). We have not established a limit on the amount of our distributions that may be paid from any of these sources.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our investors to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more money we raise in our securities offerings, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our securities offerings increases the risk of delays in investing our net offering proceeds. Our reliance on the Advisor to locate suitable investments for us at times when the management of the Advisor is simultaneously seeking to locate suitable investments for other entities sponsored or advised by affiliates of the Sponsor could also delay the investment of the proceeds of our securities offerings. Delays we encounter in the selection, acquisition and development of income-producing properties would likely negatively affect our NAV, limit our ability to pay distributions to our stockholders and reduce their overall returns.
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on our stockholders’ shares.
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special OP Unitholder, which is a wholly-owned subsidiary of our Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per

Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the annual total return to the holders of Fund Interests exceeding the 5% return, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5%. In addition, if the Special OP Unitholder receives a performance component of the advisory fee, it will not be obligated to return any portion of such advisory fees based on our subsequent performance. The loss carryforward is zero as of December 31, 2025.
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
As a result, the performance component is not directly tied to the performance of the shares that stockholders purchase, the class of shares purchased, or the time period during which our stockholders own their shares. The performance component may be payable to the Special OP Unitholder even if the NAV of the stockholders’ shares at the end of the calendar year is below their purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on our stockholders’ purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Special OP Unitholder at the end of such calendar year.
Payment of fees and expenses to the Advisor and the Dealer Manager reduces the cash available for distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
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
Pursuant to our agreements with the Advisor and its affiliates, we are obligated to pay substantial compensation to the Advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we are required to pay to the Advisor and its affiliates may increase or decrease during our securities offerings or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These types of payments to the Advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and our stockholders’ overall return.
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
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investment in shares of our common stock.
Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, could be accompanied by restrictive covenants and would generally make us more subject to the risks associated with leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in our NAV and in the value of our stockholders’ investment in shares of our common stock.
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
In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economies or otherwise, could result in a reduction in performance of our customers and consequently, adversely affect our results of operations, NAV and returns to our stockholders.
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

As of December 31, 2025, our top five customers represented 13.8% of our total annualized base rent of our portfolio, our top ten customers represented 18.2% of our total annualized base rent of our portfolio and there were no customers that individually represented more than 10.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their business could have a material adverse effect on operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.
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
In order to maintain what we deem to be sufficient liquidity for our redemption program we may keep more of our assets in securities, cash, cash equivalents and other short-term investments than we would otherwise like, which would affect returns.
In order to provide liquidity for share redemptions, we intend to, subject to any limitations and requirements relating to our intention to qualify as a REIT, maintain a number of sources of liquidity including (i) cash equivalents (e.g., money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our securities offerings and/or sales of our assets. This could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.
Our board of directors adopted a delegation of authority policy and, pursuant to such policy, has delegated the authority for certain actions to the AREIT Advisors Committee, which is not a committee of our board of directors, but rather is the Advisor’s investment and management committee for the Company and consists of certain of our officers and officers of the Advisor. Our board of directors has delegated to the AREIT Advisors Committee certain responsibilities with respect to certain acquisition, disposition, leasing, capital expenditure and borrowing decisions, which may result in our making riskier investments and which could adversely affect our results of operations, financial condition, NAV and cash flows.
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
The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It assists our Independent Valuation Advisor in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) revenues and expenses of the property. Our Independent Valuation Advisor assumes and relies upon the accuracy and completeness of all such information, and does not undertake any duty or responsibility to verify independently any of such information and relies upon us and the Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may be the approved pricing source for certain assets and liabilities, and its discretion with respect to the valuations of such assets and liabilities could affect our NAV. Because the Advisor is paid fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that our NAV exceeds realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our stockholders’ shares may be worth less than the purchase price.
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
Some of our executive officers, three of our directors and other key personnel are also officers, directors, managers, and/or key personnel of the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement, the agreement with the Dealer Manager and any property management agreements;
•recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
•securities offerings of equity by us, which may result in increased fees for the Advisor and other related parties;
•competition for customers from entities sponsored or advised by affiliates of the Sponsor that own properties in the same geographic area as us; and
•investments through joint ventures or other co-ownership arrangements, which may result in increased fees for the Advisor.
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
While our joint venture partners and co-owners have generally been third parties, we have and may in the future enter into joint ventures, co-investment or other arrangements with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor to acquire, develop and/or manage property, debt and other investments. Such investments may raise potential conflicts of interest between us and such other investment vehicles managed by the Sponsor, or the Advisor or its affiliates, including determining which of such entities should enter into any particular joint venture, co-investment or other arrangement agreement. Joint venture, co-investment or other arrangement partners affiliated with the Advisor or sponsored or advised by the Sponsor or its affiliates may have economic or business interests or goals which are or may become inconsistent with our business interests or goals. In addition, should any such joint venture, co-investment or other arrangement be consummated, the Advisor and its affiliates may face a conflict in structuring the terms of the relationship between the interests and the interests of other parties, in managing the joint venture, co-investment or other arrangement, and in resolving any conflicts or exercising any rights in connection with the joint venture, co-investment or other arrangement. Since the Advisor will make various decisions on our behalf, agreements and transactions between us and the Advisor’s affiliates or entities sponsored or advised by the Sponsor or its affiliates will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Furthermore, when such other investment vehicles managed by the Advisor or its affiliates have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. If we participate in a co-investment with an investment vehicle managed by the Advisor or its affiliates and such vehicle fails to fund its capital obligations with respect to the investment, we may be required to, or we may elect to, cover such capital obligations and invest additional funds. In addition, if we and such other investment vehicle managed by the Advisor or its affiliates invest in different classes or types of debt or equity investments relating to the same underlying property or properties, actions may be taken by such other investment vehicles that are adverse to our interests, including, but not limited to, during a work-out, restructuring, foreclosure or insolvency proceeding or similar matter occurring with respect to such investment. Ares has adopted a co-investment policy designed to ensure the fair allocation of co-investment opportunities, including compliance with applicable regulatory requirements as well as contractual obligations under the applicable governing documents of other entities sponsored or advised by affiliates of Ares. In exercising their discretion to allocate co-investment opportunities with respect to a particular investment to and among potential co-investors and the terms thereof, Ares, the Advisor and their respective affiliates, in a manner consistent with the co-investment policy, are permitted to consider some or all of a wide range of factors, including, but not limited to, strategic advantages that may result from a potential co-investor’s participation in a co-investment opportunity, whether a potential co-investor has the requisite resources to evaluate and make the investment, and the tax and legal characteristics of a potential investment or a potential co-investor.
We have recently increased the amount of co-investments in our portfolio, and if we continue to do so, a material portion of our portfolio could consist of co-investments. Increased participation in co-investments with investment vehicles managed by the Advisor or its affiliates may exacerbate the conflicts of interest and other risks described above. In addition, a higher concentration of co-investments may expose us to additional risks, including reduced control over investment decisions, management and exit strategies; liquidity constraints, as our ability to sell or transfer interests in co-investments may be limited or may require consent of our co-investors; and increased operating complexity from the need to coordinate with multiple co-investors.
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
Given the significant number of investment vehicles managed by the Advisor or its affiliates, we may face conflicts of interest when determining whether to pursue a transaction with such investment vehicles or their portfolio companies, which could limit our ability to pursue transactions that are otherwise suitable for us.
The Advisor and its affiliates manage many other investment vehicles and from time to time we may identify an investment opportunity or other transaction where the counterparty is one of those vehicles, one of their portfolio companies, or another entity in which they own an interest. Although the opportunity or transaction may be otherwise suitable for us and consistent with our investment strategy, we may determine not to pursue the transaction due to the potential conflict of interest. Therefore, there can be no assurance that we will pursue all potentially suitable transactions and investment opportunities that come to our attention.
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
We are affected by the fiscal and monetary policies of the United States government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve resumed its monetary easing cycle with an aggregate 75 basis point rate reduction in 2025, there can be no assurance that the rate will continue to decrease or that they will not be increased in 2026 or beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions remain under significant pressure to their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. In 2025, rising operating costs have further pressured cash flow performance across many real estate property types. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.
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
Currently, the Federal Deposit Insurance Corporation (“FDIC”) generally, only insures amounts up to $250,000 per depositor per insured bank. A small proportion of our cash and cash equivalents, primarily those used to fund property-level working capital needs, are currently held in FDIC-insured bank accounts. To the extent that we have deposited funds with banking institutions, then if any of such institutions ultimately fail, we would lose the amount of our deposits over the then current FDIC insurance limit. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and would likely result in a decline in the value of our stockholders’ investments.
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
No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO, AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations or as indications of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
A global economic slowdown, or further declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.
Geopolitical instability, uncertainty with respect to actual and proposed U.S. trade, foreign, economic and other policies, the war between Russia and Ukraine, the conflicts in the Middle East, as well as other global events have created macroeconomic uncertainty at a global level. Sanctions imposed by the U.S. and other countries have caused additional financial market volatility and affected the global economy. Because of interrelationships within the global financial markets, if these issues do not abate, worsen or spread, our business may be adversely affected.
Even though macroeconomic volatility slowed in the U.S. towards the end of 2025, the current environment is characterized by inflation, labor shortages or interruptions, changing interest rates, foreign currency exchange volatility and volatility in global capital markets. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and since such periods are accompanied by declining real estate values, our business could be materially adversely affected.
There continues to be significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs. Developments relating to tariffs between the U.S. and other countries, the perception that they could occur, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could have an adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and impact our borrowers and the value of our collateral. Moreover, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, the political difficulty in reaching an agreement without repeated crises has undermined market confidence in the stability and predictability of U.S. policymaking. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.
We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. If the current macroeconomic environment worsens and an economic slowdown or a recession occurs or real estate values continue to decline, our results of operations, financial condition, liquidity and business and our ability to pay dividends to our stockholders could be materially and adversely affected.
A major public health crisis, pandemic or epidemic could disrupt the U.S. and global economies and industries in which we operate and negatively impact us.
A major public health crisis, pandemic or epidemic could impact the U.S. and global economies. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis may adversely impact our financial condition, results of operations and ability to pay distributions to our stockholders. Public health crises, pandemics and epidemics could contribute to adverse impacts on global commercial activity and the inability of tenants to pay rent on their leases, or inability to re-lease space that becomes vacant. Such volatility may also materially adversely affect our liquidity position, which could disrupt our business and materially adversely impact our financial results.

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
We are highly dependent on the information systems of Ares and systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results and our ability to pay distributions.
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
Furthermore, an earthquake, wildfire or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications, human resources systems or other services used by us, our Advisor, Ares or third parties with whom we conduct business, could materially disrupt our operations and adversely affect our business and financial results. Although Ares has disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.
We, our Advisor and Ares also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our loan portfolio and compliance matters. Operational risks could increase as third-party service providers increasingly offer mobile and cloud-based software services rather than software services that can be operated within our Advisor’s or Ares’ own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and the operations of our Advisor and Ares and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, such counterparties’ information systems, technology or accounts may be the target of cyber-attacks.
Any interruption or deterioration in the performance of these third parties or failures or vulnerabilities of their information systems or technology could impair the quality of our operations and could impact our reputation and adversely affect our business.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. At this time, we cannot fully determine the impact of such evolving technology to our industry or business.
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
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of real properties and debt-related investments, the selection of customers for our real properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including William S. Benjamin, Michael J. Blum, Todd M. Farrell, David M. Fazekas, Jay W. Glaubach, Marshall P. Hayes, Andrew E. Holm, Taylor M. Paul, David A. Roth, Julie B. Solomon, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results and NAV could suffer. In addition, our operating results could suffer as a result of any misconduct by any of these individuals.
Our board of directors determines our major policies and operations, which increases the uncertainties faced by our stockholders.
Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in our stockholders’ best interests.
Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.
Limited partners in the Operating Partnership have the right to vote on certain amendments to the agreement that governs the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner our stockholders believe is not in their best interests.
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
In connection with a contribution of property to the Operating Partnership, the Operating Partnership may enter into a “tax protection agreement” with the contributor of such property. Such an agreement typically would provide that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the recognition of the built-in gain that existed with respect to such property interests as well as the tax liabilities incurred as a result of such tax protection payment. As a result, it may be economically prohibitive for us to sell a contributed property subject to such an agreement even though such sale otherwise would be economically advantageous. While there may be ways to mitigate or avoid incurring an indemnification obligation under a tax protection agreement on the disposition of a property, there can be no assurances that such strategies will be implemented or successful.
Tax protection agreements may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Under a tax protection agreement, the Operating Partnership may be required to maintain a certain minimum amount of non-recourse debt, provide the contributor of property the opportunity to guarantee debt or provide the contributor the opportunity to enter into a “deficit restoration obligation”, in each case for the purpose of maintaining or increasing the contributor’s adjusted tax basis in his or her partnership interest in the Operating Partnership. If we fail to maintain such debt or make such opportunities available, we may be required to indemnify such contributor for the contributor’s tax liability resulting from such failure and the tax liabilities incurred as a result of such tax protection payment. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.
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
We, through the Operating Partnership, conduct a program to raise capital in private placements exempt from registration pursuant to Rule 506(b) of Regulation D under the Securities Act through the sale of DST Interests in specific DSTs holding DST Properties. These interests may serve as replacement properties for investors seeking to complete Section 1031 Exchanges. All of the properties the interests in which are sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, with such lease fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash (the “FMV Option”). Specifically, if the Operating Partnership exercises the FMV Option with respect to a DST, then the Operating Partnership may grant investors who own the DST Interests the option to (i) accept OP Units in exchange for their DST Interests (the “OP Unit Election”), (ii) sell their DST Interests to the Operating Partnership for cash (the “Cash Election”), or (iii) dispose of their DST Interests using a combination of the OP Unit Election and the Cash Election, in which case the Operating Partnership will make at least 15% of the total consideration payable with respect to the exercise of the FMV Option available in cash to fund payments to holders of DST Interests making the Cash Election with respect to all or a portion of their DST Interests. In the event the Operating Partnership elects not to exercise the purchase option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the purchase option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the DST an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the DST to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the DST by the master tenant will be required.
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
Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, funding redemptions or making additional investments.
Properties that are placed into the DST Program (each, a “DST Program Asset”) may later be reacquired through exercise of the fair market value purchase option granted to our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership (the “DST Investors”) generally remain subject to tax on their share of built-in gain in the applicable DST Program Asset if such asset subsequently is sold in a taxable transaction. Although we are not contractually obligated to do so, generally we have sought to dispose of DST Program Assets in tax-deferred transactions, such as a Section 1031 Exchange, in order to mitigate or avoid having our DST Investors incur tax on such disposition. Further, if we undertake such a Section 1031 Exchange, the applicable DST Investors’ built-in gain will carry over to any replacement property acquired in such exchange. Although there may be ways to mitigate or avoid triggering the DST Investors’ built-in gain on a disposition of a DST Program Asset, there can be no assurances that such strategies will be implemented or successful. As a result, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes to DST Investors attributable to their built-in gain. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments. If we are unable to fund redemptions, our board of directors may determine to suspend our share redemption program until we are able to generate sufficient liquidity to satisfy redemption requests.
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
We may dispose of properties in transactions intended to qualify as Section 1031 Exchanges. Such Section 1031 Exchanges are intended to result in the deferral of otherwise taxable gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a Section 1031 Exchange could require us to pay U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.
Maryland law and our organizational documents limit our stockholders’ right to bring claims against our officers and directors.
Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (i) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (ii) they actually received an improper personal benefit in money, property or services or, (iii) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our independent directors and executive officers. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, the Advisor and its affiliates for any liability or loss suffered by them unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification is recoverable only out of our net assets and not from our stockholders.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to the Company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision does not apply to claims under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction or any action or proceeding against us arising out of, or in connection with, the sale of securities or out of violation of state securities laws. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.
Our stockholders’ interest will be diluted if we or the Operating Partnership issue additional securities.
Existing stockholders and new investors purchasing shares of common stock in our securities offerings do not have preemptive rights to any shares issued by us in the future. Under our charter, we have authority to issue a total of 3,000,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 2,800,000,000 shares are designated as common stock, 500,000,000 of which are classified as Class D shares (100,000,000 of which are designated as a series of Class D shares named Class D-R shares and 400,000,000 of which are designated as a series of Class D shares named Class D-PR shares), 100,000,000 of which are classified as Class E shares, 1,300,000,000 of which are classified as Class I shares (600,000,000 of which are designated as a series of Class I shares named Class I-R shares and 700,000,000 of which are designated as a series of Class I shares named Class I-PR shares), 500,000,000 of which are classified as Class S shares (100,000,000 of which are designated as a series of Class S shares named Class S-R shares and 400,000,000 of which are designated as a series of Class S shares named Class S-PR shares), 100,000,000 of which are classified as Class T shares (all of which are designated as a series of Class T shares) and 300,000,000 of which are classified as Class B shares, and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. We intend to operate as a perpetual-life REIT, and investors purchasing shares in our securities offerings will likely experience dilution of their equity investment in us as a result of our ongoing offerings, including the distribution reinvestment plan, our current and future securities offerings. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plans, issue shares to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may in the future cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction or to pay the Advisor in lieu of cash payments. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of our other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute our stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments.

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
If we ever created and issued preferred stock or one or more new classes of OP Units with a distribution preference over common stock, payment of any distribution preferences on outstanding preferred stock or OP Units would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled and holders of new classes of OP Units could be entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights or preferential tax protection agreements, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our common stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:
•a merger, offer or proxy contest;
•the assumption of control by a holder of a large block of our securities;
•the removal of incumbent management; and/or
•liquidity options that otherwise may be available.
We are not limited to making acquisitions with cash or borrowings.
We are not limited to making acquisitions with cash or borrowings. We may also make investments through either public or private offerings of equity securities from us or the Operating Partnership, and we may do so when attractive acquisition opportunities are available. We are not limited in the number or size of investments we may make with equity issuances, and we may effect a merger, business combination or another significant transaction through equity issuances. Such issuances may be comprised of existing classes of shares of our common stock or OP Units in the Operating Partnership, new classes of shares of our common stock or OP Units in the Operating Partnership with preferential terms compared to those of our existing investors (such as preferred stock, preferred OP Units, or contractual obligations to provide protection from adverse tax consequences), or tenancy-in-common interests. We and the Operating Partnership may, with the approval of a majority of our independent directors, agree to pay additional fees to the Advisor, the Dealer Manager and their affiliates in connection with any such transactions, which may negatively affect the NAV of our stockholders’ shares, our ability to pay distributions and our stockholders’ overall return.
The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may have benefited our stockholders.
Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to our stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.
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
Security incidents or cyber-attacks affecting us, the Advisor, the Dealer Manager, or Ares third-party providers could adversely affect our business by causing a disruption to our operations or the operations of Ares, the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation or the business relationships or reputations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with essential services, which could negatively impact our business, financial condition and operating results.
The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks. These attacks may take the form of an intentional attack or an unintentional event, either of which could involve a third party gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, along with the Advisor and the Dealer Manager, have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyber-attacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Advisor’s employees, the Dealer Manager, our transfer agent and others, and other sensitive information that our Adviser collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and our Advisor must comply in the event of a security incident or cyber-attack.

The result of any security incident or cyber-attack may include disrupted operations, including our, our Advisor’s, our counterparties’ or third parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfer of money, liability for stolen assets or improperly accessed information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our Advisor's employees’, its affiliates’ employees’, our counterparties’ or third parties’ operations. The costs related to cyber-attacks or other security incidents or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares and third party service providers.
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
Security incidents and cyber-attacks may originate from a wide variety of sources, and while Ares has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. Ares relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. Ares expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.
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
In addition, cybersecurity is a priority for regulators around the world. State and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. The SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports.

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
The success of our securities offerings and our ability to implement our business strategy are dependent upon the ability of the Dealer Manager to retain key employees and to build and maintain a network of licensed securities broker-dealers and other agents. If the Dealer Manager is unable to retain qualified employees or build and maintain a sufficient network of participating broker-dealers to distribute shares in our securities offerings, we may not be able to raise adequate proceeds through our securities offerings to implement our investment strategy. In addition, the Dealer Manager currently serves and may in the future serve as dealer manager for other issuers. As a result, the Dealer Manager may experience conflicts of interest in allocating its time between our securities offerings and such other issuers, which could adversely affect our ability to raise adequate proceeds through our securities offerings and implement our investment strategy. Further, the participating broker-dealers retained by the Dealer Manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.
Technological developments in artificial intelligence could disrupt the markets in which we and our borrowers operate and subject us to increased competition, legal and regulatory risks and compliance costs.
Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we and our borrowers operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our business, financial condition and results of operations.
We, our Advisor and Ares use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business and their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk and regulatory burdens. In addition, artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber-attacks, including prompt injection attacks, and such attacks may be able to circumvent cybersecurity tools and processes that we or the providers of such tools have in place. To the extent we rely on such technologies, these risks could negatively impact our business. There is also a risk that artificial intelligence tools or applications may be misused by our Advisor’s employees or the employees of its affiliates, and/or third parties engaged by us, our Advisor or Ares. For example, an employee may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our Advisor or Ares may not be able to control how any third-party artificial intelligence technologies that we, our Advisor or Ares use are developed or maintained, or how data is used or disclosed, even where we have contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
We may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our industry. If our competitors are more successful than us in the use of artificial intelligence or development of services or products based on artificial intelligence, or we adopt artificial intelligence at a slower pace than others, we may be at a competitive disadvantage.
Finally, regulations related to artificial intelligence may also impose on us, our Advisor and Ares certain obligations and costs related to monitoring and compliance, and we, our Advisor and Ares could be subject to regulatory action if we, our Advisor or Ares are deemed not to have complied.
Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.
Our business faces increasing public scrutiny related to sustainability activities. A variety of organizations measure the performance of companies on sustainability topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such sustainability ratings and measures in making their investment decisions. If our sustainability ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments.
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of sustainability factors in our investment processes. Adverse incidents with respect to sustainability activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
“Anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, have issued related legal opinions, and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view our Manager’s responsible investing or sustainability practices as being in contradiction of such “anti-ESG” policies, legislation, initiatives or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some conservative groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and, in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both sustainability and DEI related practices could expose our Manager to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing responsible investment policies and procedures to meet sustainability commitments to investors.
In addition, compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.
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
In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economies or otherwise, could result in a reduction in tenant performance and consequently, adversely affect our results of operations, NAV and returns to our stockholders. Inflation could also have an adverse effect on consumer spending which could impact our customers’ sales and, in turn, our percentage rents, where applicable. Conversely, deflation could lead to downward pressure on rents and other sources of income.
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
Similarly, certain of our other commercial properties are leased out to single customers or customers that are otherwise reliant on a single enterprise to remain in business. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on the business and financial results. As a result, some of the customer or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases or such operators are unable to operate the assets, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer or operator, any of which could adversely impact our operating results.
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
Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on our stockholders’ investments.
Our investments in value-add properties or other types of discounted properties may have significant vacancies at the time of acquisition and/or thereafter. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In certain cases, we may need to offer free rent or other concessions to attract customers. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce our NAV and the overall return on our stockholders’ investment.
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
We have entered into and may continue to enter into joint ventures with third parties, including entities that are affiliated with the Advisor or entities sponsored or advised by affiliates of the Sponsor. We may be a general partner or a limited partner. Such venture may give substantial discretionary authority to a third party general partner or to an affiliate of the Advisor or Sponsor as general partner. We have purchased and developed and may also continue to purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:
•the possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;
•that such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;
•that such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•that actions by such venture partner, co-tenant or partner could adversely affect our reputation, negatively impacting our ability to conduct business; or
•that such venture partner, co-tenant or partner has legal or other effective control over the asset, partnership or venture.
Actions by a joint venture partner or co-tenant might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns.
Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our joint venture partner or co-tenant is an affiliate of the Advisor or an entity sponsored or advised by affiliates of the Sponsor, certain conflicts of interest will exist.
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
We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (residential, industrial, retail, office and data center) and investments in real estate debt and securities. To a lesser extent, we invest in and/or intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe, Japan and other foreign jurisdictions, and in other sectors such as student housing, data centers, credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Although there can be no assurance that we will achieve this objective, we intend to diversify our portfolio by key portfolio attributes including, but not limited to, (i) property sector and type, (ii) target market, with consideration given to geographic concentrations, (iii) average lease terms and portfolio occupancy expectations, (iv) customer concentrations, including credit and exposure to particular businesses or industries and (v) debt profile with the goal of maximizing flexibility while seeking to minimize cost and mitigate the risks associated with changes in interest rates and debt maturities. However, we may not successfully implement our diversification strategy. Even if we do fully achieve our diversification goals, it is possible our diversified portfolio will not perform as well as a portfolio that is concentrated in a particular type of real estate.
We may alter our exposure to various real property sectors and we may not always own properties in each sector.
We currently focus our investment activities primarily across the major U.S. property sectors (residential, industrial, retail, office and data center) and investments in real estate debt and securities but to a lesser extent intend to strategically invest in other sectors such as student housing, data centers, credit lease, self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure. Although we aim to diversify our real property portfolio by owning properties in a number of these sectors, we may not always have significant holdings, or any holdings at all, in each sector. We may elect to increase or decrease our holdings in each sector at any time and we may change our target property sectors at any time. If we decrease or eliminate our holdings in any property sector or cease to target any of these property sectors our real property portfolio will be less diversified and we may not realize the benefits of diversification.
We are subject to the risk that, with respect to assets that we have acquired and may acquire based on growth potential, such growth potential is not realized.
We believe that market conditions may cause us to continue to explore in certain markets the disposition of higher-yielding assets and in certain target markets the acquisition of assets that may generate lower initial yields but with greater growth potential. Although there can be no assurance that we will continue to pursue this strategy or be successful in its execution, for some period of time this may mean that higher-yielding assets are sold from our portfolio in exchange for assets that initially may produce lower current income but which we believe may generate increased income over time through increased tenant demand and/or rental rate growth in order to generate long-term growth in NAV. With respect to such assets, we are subject to the risk that the expected growth potential is not realized. This may result from a variety of factors, including but not limited to unanticipated changes in local market conditions or increased competition for similar properties in the same market. Acquiring properties that do not realize their expected growth potential, or properties that take longer than expected to realize their growth potential, would likely negatively affect our NAV, limit our ability to pay distributions to our stockholders and reduce their overall returns.

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
Changes to the U.S. federal income tax laws could have a significant negative impact on our business operations, financial condition and earnings.
U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Future legislation, new regulations, administrative interpretations or court decisions could adversely affect our ability to qualify as a REIT or adversely affect our stockholders.
We are subject to litigation from time to time that could adversely affect our results of operations.
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
The sale and disposition of real properties carry certain litigation risks at the property level that may reduce our profitability and the return on our stockholders’ investments.
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
Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”), and the Fair Housing Amendment Act, as amended (the “Fair Housing Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” which generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the Disabilities Act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. The Fair Housing Act requires residential dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. We will attempt to acquire properties that comply with these acts or place the burden on the seller or other third party, such as a customer, to ensure compliance with these acts. We cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with or defend lawsuits related to the Disabilities Act and Fair Housing Act will reduce our NAV and the amount of cash available for distribution to our stockholders.

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
We rely on property managers to operate our properties and leasing agents to lease vacancies in our properties.
The Advisor has hired property managers, including affiliates of the Advisor, to manage our properties and leasing agents to lease vacancies in our properties. The property managers have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by, or problems in our relationship with, our property managers or leasing agents could adversely impact the operation and profitability of our properties.
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
Our data center investments are subject to risks from changes in demand, technology and tenant preferences and competition in the data center sector.
Our data center investments are subject to operating risks common to the data center industry, which include changes in tenant demand or preferences, declines in, or disruptive innovations within, the technology industry, such as the development of artificial intelligence models that utilize significantly less power to operate, industry slowdowns, corporate downsizing, corporate relocations, increased costs of compliance with existing or new laws, rules and regulations; downturns in the market for data center space generally, such as oversupply of or reduced demand for space; increased competition, including from our tenants, who may determine to acquire or develop their own data centers; and changes in technology or industry standards that render our tenants’ current products and services or our data center facilities obsolete or unmarketable. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center investments, which could have a material adverse effect on us, particularly to the extent we expand our allocation to data center investments over time.
Data centers directly or indirectly owned by us may not be suitable for re-leasing without significant capital expenditures or renovations.
Data centers may have unique or bespoke features and components that make them better suited for a specific data center user or tenant and could require significant modification in order for the owner to be able to successfully re-lease vacant space to another data center user or tenant. Any such features and components may also become outdated or obsolete.
This could lead to increased concessions, tenant improvement expenditures, or reduced rental rates to attract new tenants or maintain occupancies, which could adversely affect our cash flows and operating results.
The ability to maintain or expand occupancies at the data centers directly or indirectly owned by us could be constrained by the ability to maintain sufficient electrical power and cooling to meet tenant demand.
As current and future tenants increase their power footprint in the data centers directly or indirectly owned by us over time, the corresponding reduction in available power for use by other tenants could limit the ability to increase occupancy rates or network density within those data centers. Furthermore, at certain of such data centers, our aggregate maximum contractual obligation to provide power and cooling to the tenants may exceed the physical capacity at such data centers if tenants were to quickly increase their demand for power and cooling. In such case, if the owner is not able to increase the available power and/or cooling or move the tenant to another location within such data centers with sufficient power and cooling to meet their demand, it could lose the tenant as well as be exposed to liability. In addition, data center power and cooling systems are difficult and expensive to upgrade. Accordingly, the owner may not be able to efficiently upgrade or change its power and cooling systems to meet new demand without incurring significant costs that it may not be able to pass on to its tenants. Any such failure to maintain or expand occupancies, liabilities for failure to meet contractual obligations or additional capital improvement costs could adversely affect our business, cash flows and operating results.

We depend on third party providers to deliver network connectivity to tenants in the data centers directly or indirectly owned by us and any delays or disruptions in connectivity may materially adversely affect our operating results and cash flows.
Although the tenants of the data centers directly or indirectly owned by us generally are responsible for their own network connectivity, we depend on the presence of telecommunications carriers’ fiber networks serving such data centers in order to attract tenants and maintain occupancies. A lack of ready availability of carrier capacity at such data centers could materially impact the ability to lease or re-lease such data centers. One or more telecommunications carriers may elect not to offer its services within such data centers or may determine to discontinue such services. Further, to the extent such carriers experience business difficulties or undergo significant structural changes, they may be forced to downsize or terminate connectivity within such data centers, which could have an adverse effect on the business of the tenants and, in turn, our operating results.
Data centers directly or indirectly owned by us may require construction and operation of a sophisticated redundant fiber network. The construction required to connect multiple carrier facilities to such data centers is complex and involves factors outside of our control, including regulatory requirements and the availability of construction resources. If the establishment of highly diverse network connectivity to such data centers does not occur, is materially delayed or is discontinued, or is subject to failure, our operating results and cash flows may be adversely affected. Additionally, any hardware or fiber failures may result in significant loss of connectivity to such data centers. This could negatively affect the ability to attract new tenants or maintain occupancies, which could have an adverse effect on our cash flows and operating results.
Our self-storage investments are subject to risks from fluctuating demand and competition as well as potential overbuilding of self-storage properties.
Our self-storage investments are subject to operating risks common to the self-storage industry, which include economic downturns, industry slowdowns, relocation of businesses and changing demographics, business layoffs or downsizing, changes in supply of, or demand for, similar self-storage properties in a particular region or market, changes in market rental rates and the inability to collect rents from customers. In addition, the self-storage industry has at times suffered from the effects of overbuilding in response to misperceptions regarding increased tenant demand. A recurrence of overbuilding in the self-storage industry could adversely impact occupancy levels at our self-storage properties, as well as limit our ability to increase rents and cause us to offer reduced rental rates.
We may be subject to tenant relief laws and may be subject to rent control laws, which could negatively impact our rental revenue.
We regularly seek to evict tenants from our residential properties who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities result in additional legal costs and require the time and attention of our management. The eviction process is typically subject to numerous legal requirements and mandatory “cure” policies, which may increase our costs and delay our ability to gain possession of and stabilize a property. Additionally, state and local landlord-tenant laws may impose legal duties on us to assist tenants in relocating to new housing, or restrict our ability to recover certain costs or charge tenants for damage tenants cause to our property. Because such laws vary by state and locality, we need to be familiar with and take appropriate steps to comply with applicable landlord-tenant laws in the jurisdictions in which we operate, and we incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, a class of plaintiffs or by state or local law enforcement. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.
We may be subject to additional risks from non-U.S. investments.
We invest in and may continue to invest in real properties and loans located in countries outside the United States, which may include Canada, Mexico, the United Kingdom, Europe, Japan and other foreign jurisdictions, which involve certain factors not typically associated with investing in the U.S., including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which such investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences in conventions relating to documentation, settlement, corporate actions, stakeholder rights and other matters; (iii) differences between U.S. and non-U.S. asset markets, including potential price volatility in and relative illiquidity of some non-U.S. markets; (iv) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and differences in government supervision and regulation; (v) certain economic, social and political risks, including potential exchange-control regulations, potential restrictions on non-U.S. investment and repatriation of capital, the risks associated with political, economic or social instability, including the risk of sovereign defaults, regulatory change, and the possibility of expropriation or confiscatory taxation or the imposition of withholding or other taxes on dividends, interest, capital gains, other income or gross sale or disposition proceeds, and adverse economic and political developments; (vi) the possible imposition of non-U.S. taxes on income and gains and gross sales or other proceeds recognized with respect to such investments; (vii) differing and potentially less well-developed or well-tested corporate laws regarding stakeholder rights, creditors’ rights (including the rights of secured parties), fiduciary duties and the protection of investors; (viii) different laws and regulations including differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (ix) political hostility to investments by foreign investors; and (x) less publicly available information. Furthermore, while we may have the capacity, but not the obligation, to mitigate such additional risks, including through the utilization of certain foreign exchange hedging instruments, there is no guarantee that we will be successful in mitigating such risks and in turn may introduce additional risks and expenses linked to such efforts.
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
RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED DEBT AND SECURITIES
The mortgage loans in which we invest, either directly or indirectly through real estate-related debt securities, are subject to the risk of delinquency, foreclosure and loss, which could result in losses to us.
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
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or by making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions may affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, natural disasters, terrorist attacks, war, demand and/or real estate values generally. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.
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
We face risks associated with our mortgage loan origination program.
Under our mortgage loan origination program, we originate mortgage loans with the intent to sell such loans to another party within a short period of time. We intend to borrow funds to originate such mortgage loans, and the size of such loans and our borrowings in connection therewith may be significant. Although we intend to sell each mortgage loan shortly after origination, we may be unable to secure a buyer for a loan, which would result in us holding the loan for longer than intended, requiring us to pay additional interest to the lender and subjecting us to heightened interest rate risk until we are able to sell the loan. Additionally, in order to secure borrowing for a mortgage loan origination, a lender may require our Sponsor to guarantee the borrowing, and our Sponsor will require us to pay a fee for such guarantee, reducing the proceeds we receive in connection with such origination.
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
The real estate loans backing our CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.
We may face risks related to investments in CRE CLOs.
We have previously invested in and may in the future invest in CRE CLOs. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. CLOs may charge a management fee and administrative expenses. For CLOs, the cash flows from the trust are split into two or more portions, called tranches, varying in risk and yield. The riskiest portion is the “equity” tranche which bears the bulk of defaults from the bonds or loans in the trust and serves to protect the other, more senior tranches from default in all but the most severe circumstances. Since it is partially protected from defaults, a senior tranche from a CLO trust typically has higher ratings and lower yields than the underlying securities, and can be rated investment grade. Despite the protection from the equity tranche, CLO tranches can experience substantial losses due to actual defaults, increased sensitivity to defaults due to collateral default and disappearance of protecting tranches, market anticipation of defaults and aversion to CLO securities as a class.
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
We have financed and may continue to finance a portion of the purchase price of certain of our investments by borrowing funds. As of December 31, 2025, our leverage ratio is approximately 35.5% and is calculated as the outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). Our current leverage target is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of the value of our net assets unless approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with justification for the excess. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our real properties and debt-related investments before non-cash reserves and depreciation. In addition, we have incurred and may continue to incur mortgage debt secured by some or all of our real properties to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders or if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

High debt levels would generally cause us to incur higher interest charges, and could result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure action. In that case, we could lose the property securing the loan that is in default or be forced to sell the property at an inopportune time, thus reducing the value of our investments. For tax purposes, a foreclosure on any of our properties will typically be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We and the Operating Partnership have historically given certain full, partial or limited guarantees, and may continue to give full, partial or limited guarantees in the future, to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guarantee on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our NAV, liquidity and ability to pay cash distributions to our stockholders may be adversely affected.
Increases in interest rates could increase the amount of our debt service payments and therefore adversely impact our operating results.
As of December 31, 2025, our variable rate debt represented approximately 56.0% of our total debt. To the extent we do not have derivative instruments to hedge exposure to changes in interest rates and/or do not have fixed rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to our stockholders. In addition, from time to time we may finance or refinance our investments, or obtain new interest rate hedges in a rising interest rate environment. Accordingly, increases in interest rates could increase our interest and/or hedging expense, which could have an adverse effect on our cash flow from operating activities and our ability to make distributions. In addition, if rising interest rates cause us to need additional capital to repay indebtedness in accordance with its terms or otherwise, we may need to liquidate one or more of our investments at times that may not permit realization of the maximum return on these investments.
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
We enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We, therefore, assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. Default by a counterparty may result in the loss of unrealized profits and may force us to enter into a replacement transaction at the then current market price.
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
We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders, fund redemptions, exercise our fair market purchase option with respect to or raise additional capital through the DST Program, replace the Advisor or otherwise meet our investment objectives.
When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. In addition, certain of our loan agreements require that we maintain certain minimum ownership of the Operating Partnership at all times, which could adversely affect our flexibility in determining when to exercise the Operating Partnership’s fair market value purchase option to acquire DST Interests in exchange for OP Units or whether and when to launch additional offerings our DST Program. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives, fund redemptions and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements. As of December 31, 2025, we were in compliance with our financial covenants.
We assume the risk that our credit facility lenders may not honor their commitments to us.
We have, and may in the future, enter into credit facility arrangements with lenders pursuant to which, subject to certain conditions, they commit to lend us money, provide us with letters of credit or provide other financial services to us. If we fail to comply with the covenants in such arrangements, the lenders could declare us in default, accelerate the maturities of our borrowings and refuse to make loans or provide other financial services to us. Or, if a lender becomes unable or unwilling to honor its commitments to us, we may not receive the loans and other financial services for which we negotiated. In such a situation, a replacement lender may be difficult or impossible to find quickly or at all. If we are unable to receive loans and other financial services, our liquidity and business could be negatively impacted.
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
We have elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT.
If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because distributions to stockholders would no longer be deductible in computing our taxable income, resulting in additional tax liability. In addition, we would no longer be required to make distributions. However, any distributions made would be subject to the favorable tax rate applied to “qualified dividend income.” To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

Failure of the Operating Partnership to be taxable as a partnership could cause us to fail to qualify as a REIT and we could suffer other adverse tax consequences.
We believe that the Operating Partnership will be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service (the “IRS”) successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were treated as a corporation, we could fail to qualify as a REIT, with the resulting consequences described above.
To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.
To maintain the favorable tax treatment accorded to REITs, in addition to other qualification requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax.
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
We may purchase real properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a “true lease.” In the event that any such sale-leaseback transaction is challenged and successfully recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests,” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency distribution.
Contributions of properties to a subsidiary REIT or TRS could result in our recognizing additional taxable income.
We may choose to transfer certain properties held by the Operating Partnership to a subsidiary REIT or TRS. We expect such transfer generally would be structured to qualify as a tax-free contribution under Section 351 of the Code. Upon such transfer, the subsidiary REIT or TRS, and not the Operating Partnership, would be entitled to claim any depreciation deductions relating to the transferred property. This could result in a higher amount of taxable income being allocated to us under the Operating Partnership Agreement than would be allocated in the absence of such transfer to the subsidiary REIT or TRS.
Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.
Participation in the DRIP does not defer the recognition of any taxable income that results from the distributions. Stockholders who elect to participate in our DRIP, and who are subject to U.S. federal income taxation laws, will be deemed to have received, and will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay their tax liability on the value of the common stock received.
Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The current maximum U.S. federal income tax rate applicable to “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is 20% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally are taxed at the ordinary income tax rate applicable to the individual recipient, rather than the 20% preferential rate, and are also subject to the 3.8% Medicare tax. However, individuals may be able to deduct 20% of REIT ordinary income dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend to 29.6% (excluding the 3.8% Medicare tax). The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.
In certain circumstances, we may be subject to U.S federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
We may be subject to taxes on our U.S. federal and state income taxes even if we qualify as a REIT for U.S. federal income tax purposes, including those described below:
•In order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (and any net capital gain), we will be subject to corporate income tax on the undistributed income.
•We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.
•Any sale of a property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business may be considered a “prohibited transaction.” If we are deemed to have engaged in a “prohibited transaction”, the taxable gain recognized from such sale would be subject to a 100% penalty tax.

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
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interest to be taxed as a REIT. In the event that we cease to be taxed as a REIT, we would become subject to U.S. federal income tax at regular corporate income tax rates on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Generally, distributions with respect to our common stock nor gain from the sale of our common stock, does not constitute “unrelated business taxable income” to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:
•part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
•part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and
•part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.
The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities and stockholders may be restricted from acquiring or transferring certain amounts of our capital stock.
To maintain our status as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock. In addition, our charter generally prohibits beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our lessees that would cause us to own, actually or constructively, more than a 9.9% interest in any of our lessees. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of syndicating and securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property, other than foreclosure property but including mortgage loans, that are held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to syndicate, dispose of or securitize loans in a manner that causes such syndication, disposition or securitization of loans to be treated as a sale of the loans for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain loan transactions at the REIT level and may limit the structures we utilize for securitization transactions, even though the transactions or structures otherwise might be beneficial to us.
The Code provides a safe harbor that, if met, ensures a transaction will not constitute a “prohibited transaction.” In order to meet the safe harbor, (i) we must have held the property for at least two-years (and, in the case of property which consists of land or improvements not acquired through foreclosure, we must have held the property for two years for the production of rental income), (ii) we must not have made aggregate expenditures includible in the basis of the property during the two-year period preceding the date of sale that exceed 30% of the net selling price of the property, and (iii) during the taxable year the property is disposed of, we must not have made more than seven property sales or, alternatively, the aggregate adjusted basis or fair market value of all the properties sold by us during the taxable year must not exceed 10% of the aggregate adjusted basis or 10% of the fair market value, respectively, of all our assets as of the beginning of the taxable year (with the 10% thresholds increased to 20% in certain circumstances). If the seven-sale limitation in (iii) above is not satisfied, substantially all of the marketing and development expenditures with respect to the property must be made through an independent contractor from whom we do not derive or receive any income (or, in certain circumstances, by a TRS). We will endeavor to avoid engaging in prohibited transactions and comply with the safe harbor provisions. However, there is no assurance, that we will not engage in a transaction that is characterized as a “prohibited transaction.”
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRS. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, for taxable years beginning after December 31, 2017 through December 31, 2025, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. For taxable years beginning after December 31, 2025, up to 25% of a REIT’s asset value may be comprised of TRS securities. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, certain tax laws may limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
Recharacterization of transactions in connection with the Operating Partnership's DST Program could result in a 100% tax on income from “prohibited transactions,” which would diminish our cash available for distribution to our stockholders.
In connection with the formation of DSTs under our DST Program, one or more of our TRSs have acquired and sold, and will continue to acquire and sell, properties into one or more DSTs. If the IRS successfully treated the Operating Partnership, rather than our TRSs, as the beneficial owner and seller of such properties, gain from such sales could be treated as gain from the sale of properties held primarily for the sale to customers in the ordinary course of business. In such event, such gain could constitute income from a “prohibited transaction” subject to the 100% tax described above. If this occurs, our cash available for distribution to our stockholders may be adversely affected.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, and it is possible that additional such legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results.
Although REITs generally receive more favorable tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to be treated as a corporation for U.S. federal income tax purposes. Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders. You are urged to consult with your tax advisor regarding the effect of the potential future changes to the federal tax laws on an investment in our shares of common stock.
Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Even a technical or inadvertent violation could jeopardize our REIT qualification. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or a REIT for U.S. federal income tax purposes.
Certain foreign investors may be subject to tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the sale of common shares if we do not qualify as a “domestically controlled qualified investment entity” or if any of our distributions to such investors are attributable to our taxable disposition of U.S. real property interests.
A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, generally is subject to a tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code and the regulations promulgated thereunder). A domestically controlled qualified investment entity includes a REIT 50% or more of whose shares (based on value) is held directly or indirectly by U.S. holders at all times during a specified testing period.
Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. There can be no assurance that we are or will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not, however, expect any of our shares to be regularly traded on an established securities market. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors (unless an exception to FIRPTA applies to such investor).
We may be forced to liquidate otherwise attractive investments in order to comply with REIT requirements.
To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Code. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries

(for taxable years beginning on or before December 31, 2025, no more than 20% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries). If we fail to comply with these requirements, we must dispose of the assets causing such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT 75% asset test, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.
INVESTMENT COMPANY RISKS
Avoiding registration as an investment company imposes limits on our operations, and failure to avoid registration reduces the value of our stockholders’ investment.
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
If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Registration with the SEC as an investment company would be costly, would subject the Company to a host of complex regulations and would divert the attention of management from the conduct of our business.
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

RETIREMENT PLAN RISKS
If our stockholders fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or the Code as a result of an investment in our stock, our stockholders could be subject to penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) or any entity whose assets include such assets (each a “Benefit Plan”) that are investing in our shares. If our stockholders are investing the assets of such a plan or account in our common stock, such stockholders should satisfy themselves that:
•such investment is consistent with their fiduciary and other obligations under ERISA and the Code;
•such investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•such investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;
•such investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;
•such investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•such stockholder will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and
•such investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
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
ITEM 1C.               CYBERSECURITY
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
The Ares cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares. Ares’ cybersecurity training programs also include annual certification requirements for employees of Ares with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares’ and our critical third-party service providers and other partners. Ares also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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
Oversight of Cybersecurity Risks
Our cybersecurity program is managed by Ares’ dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares’ CISO, who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares CISO reports cybersecurity updates to the Ares ERC. The Ares ERC is a committee that governs and oversees the Ares Enterprise Risk Program, including cybersecurity. The Ares ERC includes its CEO, Co-Presidents, CFO, General Counsel, CIO, Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares ERC. The Ares ERC, through regular consultation with the Ares internal cybersecurity team and representatives from our Advisor, assesses, discusses, and prioritizes Ares’ approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.
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

ITEM 2.              PROPERTIES
As of December 31, 2025, our consolidated real property portfolio consisted of 143 properties, totaling approximately 30.5 million square feet located in 34 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, 150 credit lease properties, 21 industrial properties, 15 data center investments and 27 debt-related investments as of December 31, 2025. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail relating to our 2025 acquisition and disposition activity and “Note 4 to the Consolidated Financial Statements” for detail relating to our unconsolidated joint venture partnerships. Unless otherwise indicated, the term “fair value” of our real estate investments as used herein refers to the fair value as determined pursuant to our valuation procedures.
As used herein, the term “commercial” refers to our industrial, retail, office and data center properties or customers, as applicable.

Portfolio Overview. We currently group our real property portfolio into six categories: residential, industrial, retail, office, data center and other. The following table summarizes our real property portfolio by category as of December 31, 2025:

					Average
		Number of		% of Total	Effective Annual
($ and square feet in thousands,	Number of	Real	Rentable	Rentable	Base Rent per	%
except for per square foot data)	Markets (1)	Properties	Square Feet	Square Feet	Square Foot (2)	Leased
Residential properties	12	24	6,720	22.1%	$28.44	93.3%
Industrial properties	28	83	18,664	61.3	7.58	96.7
Retail properties	8	18	2,292	7.5	21.00	97.0
Office properties	5	6	1,221	4.0	38.73	76.5
Data Center properties	1	2	745	2.5	37.20	100.0
Other properties	5	10	813	2.6	18.67	82.8
Total real property portfolio	34	143	30,455	100.0%	$15.17	94.9%
_______________________________________________________________
(1)Reflects the number of unique markets by category and in total. As such, the total number of markets does not equal the sum of the number of markets by category as certain categories are located in the same market.
(2)Amount calculated as total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis) per the terms of the lease, divided by total lease square footage as of December 31, 2025.

Market Diversification. The following table summarizes certain operating metrics of our real property portfolio by market and by category as of December 31, 2025:

($ and square feet in thousands)	Number of Properties	Investment in Real Estate Properties	% of Gross Investment Amount	Rentable Square Feet	% of Total Rentable Square Feet	% Leased (1)
Residential properties:
Atlanta, GA	3	$293,053	4.1%	808	2.7%	91.6%
Central Florida	3	437,556	6.1	958	3.1	92.9
Charlotte, NC	2	170,305	2.4	487	1.6	91.9
Dallas, TX	4	363,616	5.0	1,124	3.7	94.0
D.C. / Baltimore	1	97,287	1.4	288	0.9	93.2
Denver, CO	1	81,202	1.1	201	0.7	94.6
Pennsylvania	1	93,615	1.3	235	0.8	88.8
Phoenix, AZ	1	137,932	1.9	409	1.3	94.2
San Antonio, TX	2	151,974	2.1	592	1.9	94.8
Seattle, WA	1	123,952	1.7	208	0.7	93.7
South Florida	4	466,512	6.5	1,202	4.0	95.5
Tucson, AZ	1	126,020	1.7	208	0.7	87.3
Total residential properties (7,381 units)	24	2,543,024	35.3	6,720	22.1	93.3
Industrial properties:
Atlanta, GA	1	66,485	0.9	798	2.6	100.0
Bay Area, CA	3	169,270	2.3	614	2.0	88.0
Central Florida	6	244,809	3.4	1,413	4.6	85.8
Charlotte, NC	1	22,729	0.3	208	0.7	100.0
Chicago, IL	2	91,376	1.3	875	2.9	100.0
Cincinnati, OH	2	34,115	0.5	395	1.3	55.2
Columbus, OH	4	95,291	1.3	1,006	3.3	100.0
Dallas, TX	5	201,876	2.8	1,896	6.2	100.0
D.C. / Baltimore	6	148,677	2.1	1,108	3.6	100.0
Denver, CO	2	59,289	0.8	365	1.2	100.0
Greater Boston	4	142,307	2.0	577	1.9	100.0
Houston, TX	5	140,183	1.9	1,210	4.0	100.0
Indianapolis, IN	7	135,454	1.9	1,591	5.2	100.0
Las Vegas, NV	2	33,790	0.5	276	0.9	100.0
Louisville, KY	1	19,770	0.3	235	0.8	100.0
Metro New York	2	29,960	0.4	172	0.6	100.0
New Jersey	4	68,459	0.9	571	1.9	100.0
Pennsylvania	3	100,701	1.4	564	1.9	78.7
Phoenix, AZ	3	65,960	0.9	337	1.1	100.0
Portland, OR	3	65,051	0.9	395	1.3	100.0
Reno, NV	1	69,631	1.0	723	2.4	100.0
Richmond, VA	4	87,652	1.2	618	2.0	100.0
Salt Lake City, UT	2	144,262	2.0	916	3.0	94.6
San Antonio, TX	4	115,993	1.6	970	3.2	100.0
San Diego, CA	1	26,452	0.4	136	0.5	100.0
Seattle, WA	2	114,208	1.6	410	1.3	100.0
South Florida	1	15,197	0.2	76	0.2	100.0
Southern California	2	69,060	0.9	209	0.7	100.0
Total industrial properties	83	2,578,007	35.7	18,664	61.3	96.7

($ and square feet in thousands)	Number of Properties	Investment in Real Estate Properties	% of Gross Investment Amount	Rentable Square Feet	% of Total Rentable Square Feet	% Leased (1)
Retail properties:
Atlanta, GA	1	58,726	0.8	328	1.1	100.0
Birmingham, AL	1	45,458	0.7	193	0.6	95.5
D.C. / Baltimore	1	41,440	0.6	131	0.4	100.0
Greater Boston	10	268,075	3.7	982	3.2	96.1
New Jersey	1	67,224	0.9	226	0.8	95.7
Raleigh, NC	1	45,292	0.6	125	0.4	91.6
South Florida	2	116,457	1.6	206	0.7	99.2
Tulsa, OK	1	36,237	0.5	101	0.3	100.0
Total retail properties	18	678,909	9.4	2,292	7.5	97.0
Office properties:
Austin, TX	1	86,412	1.2	272	0.9	44.9
D.C. / Baltimore	1	95,030	1.3	128	0.4	81.3
Metro New York	1	271,305	3.8	595	2.0	82.3
Minneapolis / St. Paul, MN	1	39,621	0.5	103	0.3	92.8
New Jersey	2	47,890	0.7	123	0.4	100.0
Total office properties	6	540,258	7.5	1,221	4.0	76.5
Data Center properties:
D.C. / Baltimore	2	689,072	9.6	745	2.5	100.0
Total data center properties	2	689,072	9.6	745	2.5	100.0
Other properties:
Central Florida	3	34,730	0.5	187	0.6	80.4
New Jersey	1	23,959	0.3	91	0.3	89.7
Pennsylvania	3	63,207	0.9	274	0.9	85.9
Richmond, VA	1	16,698	0.2	100	0.3	72.7
South Florida	2	44,271	0.6	161	0.5	82.8
Total other properties	10	182,865	2.5	813	2.6	82.8
Total real property portfolio	143	$7,212,135	100.0%	30,455	100.0%	94.9%
__________________________________________________________
(1)Percentage leased is based on executed leases as of December 31, 2025.
Lease Terms. Commercial lease terms typically range from one to 10 years, and often include renewal options. Commercial leases that are structured on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 89.8% of our total leased commercial portfolio, based on number of commercial leases. Most of our commercial leases include fixed rental increases or Consumer Price Index-based rental increases and are not based on the income or profits of any person. The majority of our residential and self-storage leases expire within 12 months.

Lease Expirations. As of December 31, 2025, the weighted-average remaining term of our total leased commercial portfolio was approximately 5.7 years based on annualized base rent and 4.7 years based on leased square footage, excluding renewal options. The following table summarizes the lease expirations at our commercial properties for leases in place as of December 31, 2025, without giving effect to the exercise of renewal options or termination rights, if any. The table excludes our residential and self-storage properties as substantially all leases at such properties expire within 12 months.

($ and square feet in thousands)	Number of Commercial Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent (1)	Leased Square Feet	% of Total Leased Square Feet
2026 (2)	62	$17,981	7.3%	1,768	8.0%
2027	69	24,721	10.0	2,670	12.1
2028	91	34,699	14.0	3,446	15.7
2029	74	31,839	12.8	3,553	16.2
2030	73	28,915	11.7	2,383	10.8
2031	43	17,656	7.1	1,947	8.9
2032	26	17,867	7.2	1,661	7.6
2033	25	9,212	3.7	681	3.1
2034	23	17,407	7.0	1,991	9.1
2035	22	12,142	4.9	852	3.9
Thereafter	26	35,429	14.3	1,009	4.6
Total leased	534	$247,868	100.0%	21,961	100.0%
_______________________________________________________________
(1)Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2025, multiplied by 12.
(2)Includes four leases totaling approximately 100,000 square feet that expired on December 31, 2025.
Customer Diversification. We believe that the customer base that occupies our real property portfolio is generally stable and well-diversified. As of December 31, 2025, there were no customers that represented more than 10.0% of total annualized base rent or more than 10.0% of total leased square feet. The following table reflects our 10 largest customers, based on annualized base rent, as of December 31, 2025:

($ and square feet in thousands)	Number of Locations (1)	Annualized Base Rent (2)	% of Total Annualized Base Rent (2)	Leased Square Feet	% of Total Leased Square Feet
Amazon / Whole Foods	7	$33,303	7.6%	1,349	4.7%
Stop & Shop	7	8,163	1.9	449	1.5
S.P. Richards Company	7	7,874	1.8	954	3.3
MF Warehouse	1	5,630	1.3	770	2.6
FedEx	3	5,386	1.2	1,063	3.7
Mizuho Bank Ltd.	1	4,622	1.1	110	0.4
SpaceX	2	4,117	0.9	269	0.9
Kuehne + Nagel	1	4,040	0.9	432	1.5
Veritiv Operating Company	2	3,480	0.8	804	2.8
S&S Activewear	1	3,257	0.7	657	2.3
Total	32	$79,872	18.2%	6,857	23.7%
_______________________________________________________________
(1)Reflects the number of properties for which the customer has at least one lease in-place.
(2)Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2025, multiplied by 12.

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
Industry Diversification. We intend to maintain a well-diversified mix of customers to limit our exposure to any single customer or industry. Our diversified investment strategy inherently provides for customer diversity, and we continue to monitor our exposure relative to our larger customer industry sectors. The following table reflects the 10 largest industry concentrations within our portfolio, based on annualized base rent, as of December 31, 2025 and assumes that our residential and self-storage investments are not concentrated within any specific industry:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)	% of Total Annualized Base Rent	Leased Square Feet	% of Total Leased Square Feet
eCommerce / Fulfillment	9	$33,918	7.7%	1,614	5.6%
Storage / Warehousing	24	19,937	4.6	2,692	9.3
Professional Services	55	17,012	3.9	685	2.4
Transportation / Logistics	15	16,549	3.8	2,268	7.8
Food & Beverage	87	15,710	3.6	940	3.3
Supermarket	16	14,911	3.4	841	2.9
Apparel / Clothing	20	12,406	2.8	1,726	6.0
Financial	16	12,043	2.7	269	0.9
Manufacturing	14	9,492	2.2	1,292	4.5
Electrical / Wire	6	8,860	2.0	1,072	3.7
Total	262	$160,838	36.7%	13,399	46.4%
_______________________________________________________________
(1)Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2025, multiplied by 12.
DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific DSTs holding real properties. The following table presents our DST Program activity for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
DST Interests sold	$1,219,305	$797,022	$479,155
DST Interests financed by DST Program Loans	99,780	63,332	51,360
Income earned from DST Program Loans (1)	10,949	6,793	5,155
Unrealized gain (loss) on DST Program Loans (2)	17	(17)	—
Unrealized (loss) gain on financing obligations (3)	(54,776)	(2,034)	932
Gain on extinguishment of financing obligations (4)	33,407	41,050	—
Decrease in financing obligation liability appreciation (5)	—	(69)	(459)
Rent obligation incurred under master lease agreements (5)	92,937	62,549	57,916
_______________________________________________________________
(1)Included in other income and expenses on the consolidated statements of operations.
(2)Included in gain (loss) on financial assets on the consolidated statements of operations.
(3)Included in (loss) gain on financing obligations on the consolidated statements of operations.

(4)Included in gain (loss) on extinguishment of debt and financing obligations, net on the consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.
(5)Included in interest expense on the consolidated statements of operations.
During the years ended December 31, 2025, 2024, and 2023, 27.8 million OP Units, 83.6 million OP Units and 27.3 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $220.7 million, $639.1 million and $228.3 million, respectively, in accordance with our UPREIT structure. In addition, we paid $0.5 million and $3.9 million in cash in exchange for DST Interests during the years ended December 31, 2025 and 2024, respectively. There was no cash paid in exchange for DST Interests during the year ended December 31, 2023. As of December 31, 2025 and 2024, our DST Program Loans had a combined carrying value of $191.5 million and $120.9 million, respectively. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.
Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2025, we had $3.0 billion of consolidated indebtedness with a weighted-average interest rate of 4.85%, which includes the effects of the interest rate swap and cap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2025 was 2.9 years, excluding the impact of certain extension options. The total gross book value of properties encumbered by our consolidated debt as of December 31, 2025 was $2.32 billion. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.
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

Quarter	Low	High
2025
First Quarter	$7.6178	$7.6647
Second Quarter	$7.6735	$7.7262
Third Quarter	$7.7835	$7.8710
Fourth Quarter	$7.9404	$8.0353
2024
First Quarter	$7.6998	$7.9943
Second Quarter	$7.4911	$7.6794
Third Quarter	$7.4662	$7.4965
Fourth Quarter	$7.5083	$7.5867
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $7.57 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $6.98 billion, representing a difference of approximately $586.3 million, or 8.4%.
As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, affiliates of the Sponsor and Advisor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of December 31, 2025 and 2024:

(in thousands)	December 31, 2025	December 31, 2024
Investments in residential properties	$2,671,600	$2,331,100
Investments in industrial properties	3,004,700	2,102,900
Investments in retail properties	728,250	694,900
Investments in office properties	400,150	464,850
Investments in other properties (1)	760,450	164,300
Total investment in real estate properties	7,565,150	5,758,050
Investments in real estate debt and securities	302,597	549,471
Investments in unconsolidated joint venture partnerships	467,237	235,413
DST Program Loans	191,502	120,651
Total investments	8,526,486	6,663,585
Cash and cash equivalents	40,059	19,554
Restricted cash	5,693	7,865
Other assets	69,452	71,071
Line of credit, term loans and mortgage notes	(3,005,732)	(2,723,502)
Financing obligations associated with our DST Program	(2,331,517)	(1,335,598)
Other liabilities	(141,264)	(105,577)
Accrued performance participation allocation	(16,544)	—
Accrued advisory fees	(4,984)	(3,646)
Noncontrolling interests in consolidated joint venture partnerships	(19,149)	(15,832)
Aggregate Fund NAV	$3,122,500	$2,577,920
Total Fund Interests outstanding	388,599	339,795
____________________________________________________
(1)Includes self-storage and data center properties.
The following table sets forth the NAV per Fund Interest as of December 31, 2025:

(in thousands, except		Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Class B
per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	OP Units
As of December 31, 2025
Monthly NAV	$3,122,500	$183,771	$293,037	$45,879	$499,875	$319,905	$46,266	$3,213	$69,599	$204,174	$1,456,781
Fund Interests outstanding	388,599	22,870	36,469	5,710	62,210	39,812	5,758	400	8,662	25,410	181,298
NAV Per Fund Interest	$8.0353	$8.0353	$8.0353	$8.0353	$8.0353	$8.0353	$8.0353	$8.0353	$8.0353	$8.0353	$8.0353
Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of December 31, 2025, we estimated approximately $73.0 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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
The valuations of our real properties as of December 31, 2025, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Residential	Industrial	Retail	Office	Other	Weighted-Average Basis
Exit capitalization rate	5.1%	5.7%	6.4%	7.4%	5.6%	5.7%
Discount rate / internal rate of return	7.0%	7.3%	7.2%	8.8%	7.7%	7.3%
Average holding period (years)	10.0	10.0	9.9	10.0	10.0	10.0

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

Input	Hypothetical Change	Residential	Industrial	Retail	Office	Other	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%	3.0%	2.3%	2.5%	2.8%	3.0%
	0.25% increase	(3.0)%	(2.8)%	(2.2)%	(2.3)%	(2.6)%	(2.8)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.0%	1.9%	2.1%	1.9%	2.0%
	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(2.0)%	(1.9)%	(1.9)%
From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of December 31, 2025, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2025 was $6.7 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $6.7 million, or $0.01 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2025.
Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV
The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2025:

(in thousands)	As of December 31, 2025
Total stockholders' equity	$655,447
Noncontrolling interests	655,533
Total equity under GAAP	1,310,980

Adjustments:
Accrued distribution fee (1)	72,974
Redeemable equity (2)	211,540
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	603,630
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	28,240
Accumulated depreciation and amortization (5)	955,637
Other adjustments (6)	(60,501)
Aggregate Fund NAV	$3,122,500
____________________________________________________
(1)Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)Redeemable equity is related to our redeemable OP Units and our redeemable Class B shares of common stock, which are included in our determination of NAV but not included in total equity under GAAP.

(3)Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, certain of our DST Program Loans, and certain of our investments in real estate debt and securities, are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e. at their respective outstanding balances).
(4)Certain of our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with those investments in unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.
Performance
Our NAV increased from $7.59 per share as of December 31, 2024 to $8.04 per share as of December 31, 2025. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth, and stabilizing capital markets.
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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
(as of December 31, 2025) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.29)%	6.93%	6.93%	(0.10)%	4.68%	4.53%	5.89%
Adjusted Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.22%	6.08%	6.08%	(1.06)%	4.98%	4.54%	5.90%
Difference	(0.51)%	0.85%	0.85%	0.96%	(0.30)%	(0.01)%	(0.01)%

Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.20%	10.67%	10.67%	1.05%	5.40%	4.85%	5.99%
Adjusted Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.73%	9.80%	9.80%	0.08%	5.71%	4.86%	6.00%
Difference	(0.53)%	0.87%	0.87%	0.97%	(0.31)%	(0.01)%	(0.01)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
(as of December 31, 2025) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.29)%	6.93%	6.93%	(0.10)%	4.68%	4.53%	5.89%
Adjusted Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.22%	6.08%	6.08%	(1.06)%	4.98%	4.54%	5.90%
Difference	(0.51)%	0.85%	0.85%	0.96%	(0.30)%	(0.01)%	(0.01)%

Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.20%	10.67%	10.67%	1.05%	5.40%	4.85%	5.99%
Adjusted Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.73%	9.80%	9.80%	0.08%	5.71%	4.86%	6.00%
Difference	(0.53)%	0.87%	0.87%	0.97%	(0.31)%	(0.01)%	(0.01)%

Class D-R Share Total Return (3)	3.36%	11.33%	11.33%	1.66%	6.04%	5.46%	6.15%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.88%	10.45%	10.45%	0.68%	6.34%	5.47%	6.16%
Difference	(0.52)%	0.88%	0.88%	0.98%	(0.30)%	(0.01)%	(0.01)%

Class I-R Share Total Return (3)	3.42%	11.61%	11.61%	1.91%	6.30%	5.76%	6.51%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.95%	10.73%	10.73%	0.93%	6.61%	5.78%	6.52%
Difference	(0.53)%	0.88%	0.88%	0.98%	(0.31)%	(0.02)%	(0.01)%

Class E Share Return Total Return (3)	3.42%	11.61%	11.61%	1.91%	6.30%	5.78%	6.54%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.95%	10.73%	10.73%	0.93%	6.61%	5.80%	6.56%
Difference	(0.53)%	0.88%	0.88%	0.98%	(0.31)%	(0.02)%	(0.02)%
Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.41)%	6.80%	6.80%	n/a	n/a	n/a	7.56%
Adjusted Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.10%	5.95%	5.95%	n/a	n/a	n/a	7.21%
Difference	(0.51)%	0.85%	0.85%	n/a	n/a	n/a	0.35%

Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (3)	3.20%	10.67%	10.67%	n/a	n/a	n/a	10.49%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
(as of December 31, 2025) (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Adjusted Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.73%	9.80%	9.80%	n/a	n/a	n/a	10.13%
Difference	(0.53)%	0.87%	0.87%	n/a	n/a	n/a	0.36%

Class D-PR Share Total Return (with upfront selling commissions) (3)	1.81%	9.66%	9.66%	n/a	n/a	n/a	9.98%
Adjusted Class D-PR Share Total Return (with upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.33%	8.80%	8.80%	n/a	n/a	n/a	9.40%
Difference	(0.52)%	0.86%	0.86%	n/a	n/a	n/a	0.58%

Class D-PR Share Total Return (without upfront selling commissions) (3)	3.36%	11.33%	11.33%	n/a	n/a	n/a	11.53%
Adjusted Class D-PR Share Total Return (without upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.88%	10.45%	10.45%	n/a	n/a	n/a	10.94%
Difference	(0.52)%	0.88%	0.88%	n/a	n/a	n/a	0.59%

Class I-PR Share Total Return (3)	3.42%	11.61%	11.61%	n/a	n/a	n/a	11.44%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.95%	10.73%	10.73%	n/a	n/a	n/a	11.07%
Difference	(0.53)%	0.88%	0.88%	n/a	n/a	n/a	0.37%

Class B Share Total Return (3)	n/a	n/a	n/a	n/a	n/a	n/a	2.07%
Adjusted Class B Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a	2.41%
Difference	n/a	n/a	n/a	n/a	n/a	n/a	(0.34)%
____________________________________________________
(1)Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions for the respective time period, and excludes upfront selling commissions and dealer manager fees paid by investors, except for returns noted “with upfront selling commissions and dealer manager fees” (“Total Return”). Partial period returns are not calculated. Past performance is not a guarantee of future results. Current performance may be higher or lower than the performance data quoted.
(2)NAV inception date for Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares (formerly known as Class T shares, Class S shares, Class D shares and Class I shares, respectively) and Class E shares was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, the inception date for Class D-PR shares was December 2, 2024, and the inception date for Class B shares was November 3, 2025, which is when we first sold shares of such share classes of our common stock. Since inception returns are not annualized for shared classes outstanding less than one year.
(3)The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV inception to November 30, 2019, these NAVs reflected mark-to-market adjustments on our borrowing-related interest rate hedge positions; and from September 1, 2017 to November 30, 2019, these NAVs also reflected mark-to-market adjustments on our borrowing-related debt instruments. Prior to September 1,

2017, our valuation policies dictated marking borrowing-related debt instruments to par except in certain circumstances; therefore, we did not formally track mark-to-market adjustments on our borrowing-related debt instruments during such time.
(4)The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of December 31, 2019 NAV. Therefore, the NAVs used in the calculation are identical to those presented per Note (3) above from NAV inception through November 30, 2019. The adjusted NAVs include the incremental impacts to advisory fees and performance fees; however, the adjusted NAVs are not assumed to have impacted any share purchase or redemption. For calculation purposes, transactions were assumed to occur at the adjusted NAVs.
Unregistered Sales of Equity Securities
On August 2, 2024, we commenced the Private Offering, which is exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. Each purchaser of the shares of our common stock sold in the Private Offering is required to represent that it is an “accredited investor” as that term is defined in Rule 501 of Regulation D or a non-U.S. person and is acquiring shares for investment purposes only and not with a view to resale or distribution.
During the three months ended December 31, 2025, we issued and sold 1.8 million Class S-PR shares, 390,000 Class D-PR shares and 3.0 million Class I-PR shares, and generated gross aggregate proceeds of $40.8 million in connection with the Private Offering. During the three months ended December 31, 2025, aggregate upfront selling commissions and dealer manager fees of $162,000 were paid in connection with the Private Offering.
On October 17, 2025, the Company entered into a subscription agreement with Ares Apogee Finance HoldCo L.P. (“Apogee SPV”), an affiliate of the Advisor. Pursuant to the subscription agreement, on November 3, 2025, the Company issued and sold to Apogee SPV 25.4 million Class B shares and generated gross aggregate proceeds of $200.0 million. The Class B shares purchased by Apogee SPV are subject to a three-year lock-up from the date of purchase. Thereafter, Apogee SPV has the ability to redeem up to $5.0 million of shares per quarter, with such redemptions not subject to, nor eligible for redemption under, the terms of our share redemption program.
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
The total amount of aggregate redemptions of shares (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all shares as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all shares as of the last calendar day of the previous calendar quarter. In the event that we determine to redeem some but not all of the shares submitted for redemption during any month, shares redeemed at the end of the month will be redeemed on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable.
For the allocations described above, (i) provided that the share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that the share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).
We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (i) 5% of the combined NAV of all shares as of the last calendar day of the previous calendar quarter, plus (ii) proceeds from sales of new shares in our ongoing securities offerings (including purchases pursuant to our distribution reinvestment plan) since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a memorandum supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter. Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our offerings and our sale of DST Interests and/or sales of our assets.
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

The table below summarizes the redemption activity for the three months ended December 31, 2025, for which all eligible redemption requests were redeemed in full:

(shares in thousands)	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Pursuant to the Program (2)
For the Month Ended:
October 31, 2025	963	$7.81	963	—
November 30, 2025	1,748	7.87	1,748	—
December 31, 2025 (3)	849	7.94	849	—
Total	3,560	$7.87	3,560	—
____________________________________________________
(1)Amount represents the average price paid to investors upon redemption.
(2)We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)Redemption requests accepted in December 2025 are considered redeemed on January 1, 2026 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $27.6 million of shares of common stock for the three months ended December 31, 2025.
Distributions
We intend to continue to make distributions on a monthly basis following the end of each calendar month. We intend to use monthly record dates and, thus, monthly distribution accruals. However, we reserve the right to adjust the periods during which distributions accrue and are paid. Our total distributions declared, including distributions related to OP Units, during the years ended December 31, 2025, 2024, and 2023 were $139.4 million, $122.0 million, and $103.7 million, respectively, which includes $31.8 million, $31.9 million, and $32.7 million, respectively, of distributions reinvested in our shares pursuant to our distribution reinvestment plan. Our cash flow from operations the years ended December 31, 2025, 2024, and 2023 was $253.6 million, $(169.5) million, and $16.0 million, respectively. Accordingly, in certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan, borrowings or sale of DST Interests. In the future, we may continue to fund monthly regular distributions from sources other than cash flow from operations. Our long-term strategy is to fund the payment of monthly regular distributions to our stockholders entirely from our operations, but there may be quarters or even years when that is not the case. It will be up to the board of directors to determine the distribution level taking many factors into consideration beyond just cash flow from operations. If we are unsuccessful in investing the capital we raise from securities offerings or decide to invest our capital in lower yielding assets, we may be required to fund our monthly cash distributions to our stockholders from a combination of our operating, investing, and financing activities, which include net proceeds of this offering, dispositions, and borrowings (including borrowings secured by our assets), or to reduce the level of our monthly distributions. We have not established a cap on the amount of our distributions that may be paid from any of these sources.
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
Holders
The following table summarizes the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of February 26, 2026:

	Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Class B
(shares or units in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	OP Units (1)
Shares or units outstanding	22,239	35,429	5,633	63,345	39,517	7,793	403	11,176	25,410	181,453
Number of holders of record	3,317	2,550	588	4,436	6,553	546	6	511	1	1,412
____________________________________________________
(1)The number of holders of record for OP Units represent the number of third-party investors.
ITEM 6.              [Reserved]

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
OVERVIEW
General
Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of December 31, 2025, our consolidated real property portfolio consisted of 143 properties totaling approximately 30.5 million square feet located in 34 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, 150 credit lease properties, 21 industrial properties, 15 data center investments and 27 debt-related investments as of December 31, 2025. Unless otherwise noted, these unconsolidated properties are excluded from the presentation of our portfolio data herein.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
We intend to offer shares of our common stock on a continuous basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the year ended December 31, 2025, we raised gross proceeds of $335.5 million from the sale of 42.8 million shares of our common stock in our ongoing securities offerings, including proceeds from our distribution reinvestment plan of $31.6 million. See “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more information about our securities offerings.
Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2025, we sold $1.22 billion of gross interests related to the DST Program, $99.8 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

As of December 31, 2025, our total investment portfolio consisted of the following sector allocations:
Real Estate (1)
____________________________________________________
(1) Calculated using the fair value of our real property, investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. Includes our pro-rata share of fair value of real property and debt-related investments held through our unconsolidated joint venture partnerships, as determined in accordance with our valuation procedures.
As of December 31, 2025, we had four floating-rate debt-related investments with a weighted-average interest rate of 7.7% and a weighted-average remaining life of 1.7 years. As of December 31, 2025, the aggregate outstanding principal was $182.5 million, the aggregate carrying amount was $182.3 million and total aggregate current commitments were up to $215.9 million.
As of December 31, 2025, we had two investments in available-for-sale debt securities, which were comprised of one CMBS and one preferred equity investment, and one equity security investment. As of December 31, 2025, the aggregate fair value of these investments was $121.0 million.
During the year ended December 31, 2025, we originated 10 loans through our mortgage loan origination program with a total principal balance of $860.4 million. Additionally, during the year ended December 31, 2025, we sold 11 loans, including one loan which was held for sale as of December 31, 2024, totaling $1.05 billion, equal to the carrying cost of the debt-related investments on the dates of sale, to a joint venture partnership in which we have an ownership interest. During the year ended December 31, 2025, we recognized origination fee income related to our mortgage loan origination program of $4.0 million.
We currently focus our investment activities primarily across the major U.S. property sectors (residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student and single-family rental housing), industrial, retail and office (which includes and/or may include medical office and life science laboratories)), data center properties and investments in real estate debt and securities. To a lesser extent, we strategically invest in and/or intend to invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe, Japan and other foreign jurisdictions, and in other sectors such as credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. Our near-term investment strategy is likely to prioritize new investments in the residential and industrial sectors due to relatively attractive fundamental conditions. We also intend to continue to hold an allocation of properties in the retail and office sectors, the former of which is largely grocery-anchored.

Trends Affecting Our Business
Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.
Throughout 2025, the U.S. economy continued to expand, supported by persistent consumer spending and easing inflationary pressures. The year began with macroeconomic challenges amidst heightened geopolitical uncertainty, both of which continued to weigh on operating performance, property valuations and transaction activity across the commercial real estate sector. These challenges moderated later in the year aided by the Federal Reserve’s shift to a less restrictive monetary policy.
Reduced interest rate pressures and more supportive monetary policy led to individual property transaction volumes growth for the year and broad market indices demonstrated flat to increasing commercial real estate values on a year-over-year basis. Aiding valuations, new construction starts remained near or at 10-year lows across multifamily, industrial, retail and office property types. Lending markets also supported commercial real estate activity reflecting higher conduit and CMBS new-issue volumes quarter-over-quarter and year-over-year as well as a modest increase in bank participation.
While the Federal Reserve has signaled a potential willingness to further reduce interest rates in 2026, there is no certainty that there will be a decrease in interest rates or of the magnitude or pace of potential decreases, especially if inflation accelerates.
Rising operating costs placed pressure on cash flow performance across many real estate property types in 2025. Triple net leases within the commercial sector help offset some of these impacts. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Additionally, the real estate sector experienced significant new supply coming out of the pandemic which has caused vacancy rates to rise off historical lows and rent growth to moderate. Offsetting new deliveries has been a significant decline in new construction starts driven by higher interest rates. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.
While lower market rates and increased capital markets liquidity support commercial real estate property transactions and values, there is pronounced uncertainty around U.S. economic and foreign policies, international relations and their potential impact to the U.S. economy. Should the risks from these factors become more acute, the commercial real estate market may be further adversely impacted.
We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.
RESULTS OF OPERATIONS
Summary of 2025 Activities
During the year ended December 31, 2025, we completed the following activities:
•We acquired two residential properties, 18 industrial properties, two self-storage properties and two data center properties for an aggregate contractual purchase price of approximately $1.53 billion. We also invested an aggregate of $430.8 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
•We sold four industrial properties and one office property for net proceeds of approximately $110.9 million and recorded a net gain on sale of $57.2 million related to the sale of these properties.
•We leased approximately 2.2 million square feet of our commercial properties, which included 0.4 million square feet of new leases and 1.8 million square feet of renewals.
•We decreased our leverage ratio from 41.2% as of December 31, 2024, to 35.5% as of December 31, 2025. Our leverage ratio for reporting purposes is calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures).
•We raised gross proceeds of $1.55 billion from the sale of our common stock and DST Interests. This includes $335.5 million from the sale of 42.8 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plans of $31.6 million, and $1.22 billion of gross capital through private placement offerings by selling DST Interests, $99.8 million of which were financed by DST Program Loans.
•We redeemed 15.9 million shares of common stock at a weighted-average purchase price of $7.70 per share for an aggregate amount of $122.5 million. Additionally, we redeemed a combined 6.0 million OP Units of redeemable noncontrolling interests and noncontrolling interests for an aggregate dollar amount of $46.3 million.
•We amended and restated our unsecured credit facility, by entering into a $1.0 billion revolving credit facility, a $700.0 million term loan and a second $300.0 million term loan, for an aggregate amount of $2.0 billion. The amendment and restatement provides us with the ability from time to time to increase the aggregate size of the credit facility up to a total of $2.50 billion, subject to receipt of lender commitments and other conditions. The amendment and restatement extends the maturity date of the revolving credit facility to June 18, 2029, subject to a one-year extension option. The amendment and restatement also extends maturity date of both term loans to June 18, 2029, with both subject to a one-year extension option, each subject to certain conditions.
•We entered into a master repurchase agreement (the “Goldman Sachs MRA”) with Goldman Sachs Bank USA (“Goldman Sachs”), which allows us to borrow up to $500.0 million. Under the Goldman Sachs MRA, we are permitted to sell, and later repurchase, certain qualifying mortgage loans, senior notes, mezzanine loans and pari-passu participations in commercial mortgage loans and mezzanine loans approved by Goldman Sachs in its sole discretion. The termination date of the Goldman Sachs MRA is July 10, 2026, which may be extended pursuant to a one-year extension option, subject to certain conditions. The interest rate on the Goldman Sachs MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings. As of December 31, 2025, we had no of borrowings outstanding pursuant to the Goldman Sachs MRA.
•We issued 27.8 million OP Units in exchange for DST Interests for a net investment of $220.7 million. In addition, we paid $0.5 million in cash in exchange for DST Interests.

Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

	For the Year Ended December 31,		Change
($ in thousands, except per share data)	2025	2024		%
Revenues:
Rental revenues	$452,604	$370,851	$81,753	22.0%
Debt-related income	46,231	46,642	(411)	(0.9)
Total revenues	498,835	417,493	81,342	19.5
Operating expenses:
Rental expenses	167,252	136,232	31,020	22.8
Real estate-related depreciation and amortization	196,808	152,777	44,031	28.8
General and administrative expenses	13,662	12,808	854	6.7
Advisory fees	51,296	40,786	10,510	25.8
Performance participation allocation	16,544	—	16,544	NM
Acquisition costs and reimbursements	6,868	7,034	(166)	(2.4)
Total operating expenses	452,430	349,637	102,793	29.4
Other income (expenses):
Income from unconsolidated joint venture partnerships	48,568	14,531	34,037	NM
Interest expense	(251,369)	(188,318)	(63,051)	(33.5)
Gain on sale of real estate property	57,200	12,913	44,287	NM
Gain (loss) on financial assets	407	(17)	424	NM
Loss on financing obligations	(54,776)	(2,034)	(52,742)	NM
Gain on extinguishment of debt and financing obligations, net	32,741	41,050	(8,309)	(20.2)
(Loss) gain on derivative instruments	(7)	402	(409)	NM
Provision for current expected credit losses	464	1,533	(1,069)	(69.7)
Other income and expenses	11,134	6,583	4,551	69.1
Total other income (expenses)	(155,638)	(113,357)	(42,281)	(37.3)
Net loss before income tax expense	(109,233)	(45,501)	(63,732)	NM
Income tax expense	(17,953)	(11,842)	(6,111)	(51.6)
Net loss	(127,186)	(57,343)	(69,843)	NM
Net loss attributable to redeemable noncontrolling interests	431	273	158	57.9
Net loss attributable to noncontrolling interests	58,751	19,935	38,816	NM
Net loss attributable to common stockholders	$(68,004)	$(37,135)	$(30,869)	(83.1)%
Weighted-average shares outstanding—basic	183,522	188,336	(4,814)	(2.6)%
Weighted-average shares outstanding—diluted	342,369	305,179	37,190	12.2%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.37)	$(0.20)	$(0.17)	(85.0)%
____________________________________________________
NM = Not meaningful
Total Revenues. In aggregate, total revenues increased by approximately $81.3 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to the factors described below.
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $81.8 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to the increase in non-same store revenues resulting from significant net growth in our portfolio and increased market rents at various industrial properties. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

The following table presents the components of our consolidated rental revenues:

	For the Year Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Rental income	$440,945	$360,139	$80,806	22.4%
Straight-line rent	5,486	6,823	(1,337)	(19.6)
Amortization of above- and below-market intangibles	6,173	3,889	2,284	58.7
Total rental revenues	$452,604	$370,851	$81,753	22.0%

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income decreased by $0.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Total Operating Expenses. In aggregate, total operating expenses increased by $102.8 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to the factors described below.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and tenant leasing costs. Total rental expenses increased by approximately $31.0 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to an increase in non-same store rental expenses resulting from significant net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.
Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense increased by $44.0 million for the year ended December 31, 2025, as compared to the previous year, primarily due to significant net growth in our portfolio.
Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $27.7 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to an increase in advisory fees and performance participation allocation of $27.1 million resulting from increased capital raised through our public offerings and DST Program and the positive performance of our portfolio.
Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(48.4) million impact on our net income (loss) for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to the following:
•an increase in interest expense of $63.1 million driven primarily by an increase in average outstanding borrowings and financing obligations during the period; and
•an increase in unrealized loss on financing obligations of $52.7 million driven by changes in valuations of properties in our DST Program.

Partially offset by:
•an increase in gain on sale of real estate property of $44.3 million driven by the sale of four industrial properties and one office property in 2025 as compared to the sale of one industrial property, one parcel of land and two partial retail properties in 2024; and
•an increase in income (loss) from unconsolidated joint venture partnerships of $34.0 million driven by increased investment in joint venture partnerships and positive performance of our investments in unconsolidated joint venture partnerships.

Segment Summary for the Years Ended December 31, 2025 and 2024
Same Store Portfolio Results of Operations
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
The same store operating portfolio for the year ended December 31, 2025 as compared to the year ended December 31, 2024 presented below includes 93 properties totaling 19.2 million square feet owned as of January 1, 2024, which represented 63.1% of total rentable square feet as of December 31, 2025.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Net loss attributable to common stockholders	$(68,004)	$(37,135)
Debt-related income	(46,231)	(46,642)
Real estate-related depreciation and amortization	196,808	152,777
General and administrative expenses	13,662	12,808
Advisory fees	51,296	40,786
Performance participation allocation	16,544	—
Acquisition costs and reimbursements	6,868	7,034
Income from unconsolidated joint venture partnerships	(48,568)	(14,531)
Interest expense	251,369	188,318
Gain on sale of real estate property	(57,200)	(12,913)
(Gain) loss on financial assets	(407)	17
Loss on financing obligations	54,776	2,034
Gain on extinguishment of debt and financing obligations, net	(32,741)	(41,050)
Loss (gain) on derivative instruments	7	(402)
Provision for current expected credit losses	(464)	(1,533)
Other income and expenses	(11,134)	(6,583)
Income tax expense	17,953	11,842
Net loss attributable to redeemable noncontrolling interests	(431)	(273)
Net loss attributable to noncontrolling interests	(58,751)	(19,935)
Property net operating income	$285,352	$234,619
Less: Non-same store property NOI	72,783	17,552
Same store property NOI	$212,569	$217,067
Our real property markets are aggregated into six reportable property segments: residential, industrial, retail, office, data center and other. Our property segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These property segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 18 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further information on our segments. Management considers rental revenues and property NOI aggregated by property segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

	For the Year Ended December 31,		Change
($ in thousands, except per square foot data)	2025	2024	$	%
Rental revenues:
Residential	$130,807	$131,268	$(461)	(0.4)%
Industrial	105,715	104,413	1,302	1.2
Retail	60,405	60,818	(413)	(0.7)
Office	43,188	41,650	1,538	3.7
Data center	—	—	—	—
Other	3,840	3,676	164	4.5
Total same store rental revenues	343,955	341,825	2,130	0.6
Non-same store properties	108,649	29,026	79,623	NM
Total rental revenues	$452,604	$370,851	$81,753	22.0%
Rental expenses:
Residential	$(66,070)	$(61,709)	$(4,361)	(7.1)%
Industrial	(26,858)	(25,992)	(866)	(3.3)
Retail	(16,009)	(15,847)	(162)	(1.0)
Office	(20,876)	(19,675)	(1,201)	(6.1)
Data center	—	—	—	—
Other	(1,573)	(1,535)	(38)	(2.5)
Total same store rental expenses	(131,386)	(124,758)	(6,628)	(5.3)
Non-same store properties	(35,866)	(11,474)	(24,392)	NM
Total rental expenses	$(167,252)	$(136,232)	$(31,020)	(22.8)%
Property NOI:
Residential	$64,737	$69,559	$(4,822)	(6.9)%
Industrial	78,857	78,421	436	0.6
Retail	44,396	44,971	(575)	(1.3)
Office	22,312	21,975	337	1.5
Data center	—	—	—	—
Other	2,267	2,141	126	5.9
Total same store property NOI	212,569	217,067	(4,498)	(2.1)
Non-same store properties	72,783	17,552	55,231	NM
Total property NOI	$285,352	$234,619	$50,733	21.6%
Same store average percentage leased:
Residential	92.5%	92.0%
Industrial	96.0	97.6
Retail	96.3	96.9
Office	77.7	78.2
Data center	—	—
Other	85.5	80.4
Same store average annualized base rent per square foot:
Residential	$27.81	$27.83
Industrial	7.80	7.44
Retail	21.00	20.15
Office	38.61	37.90
Data center	—	—
Other	23.44	24.15
____________________________________________________
NM = Not meaningful

Residential Segment. Our residential segment same store property NOI decreased by $4.8 million for the year ended December 31, 2025 compared to the same period in 2024, primarily due to increased operating expenses at certain of our residential properties, as well as reduced market rent and increased rent concessions at certain of our residential properties.
Industrial Segment. Our industrial segment same store property NOI increased by $0.4 million for the year ended December 31, 2025 compared to the same period in 2024.
Retail Segment. Our retail segment same store property NOI decreased by $0.6 million for the year ended December 31, 2025 compared to the same period in 2024.
Office Segment. Our office segment same store property NOI increased by $0.3 million for the year ended December 31, 2025 compared to the same period in 2024.
Other Segment. Our other segment same store property NOI increased by $0.1 million for the year ended December 31, 2025 compared to the same period in 2024, primarily due to increased occupancy at various properties.
Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
GAAP net loss	$(127,186)	$(57,343)	$(83,213)
Weighted-average shares outstanding—diluted	342,369	305,179	267,556
GAAP net loss per common share—diluted	$(0.37)	$(0.20)	$(0.31)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	196,808	152,777	149,985
Gain on sale of real estate property	(57,200)	(12,913)	(36,884)
Our share of adjustments from joint venture partnerships	3,104	6,595	7,114
FFO	$15,526	$89,116	$37,002
FFO per common share—diluted	$0.05	$0.29	$0.14
Adjustments to arrive at AFFO:
Performance participation allocation	16,544	—	—
Unrealized loss (gain) on financial instruments (1)	20,505	(40,796)	3,435
Decrease in financing obligation liability appreciation	—	(69)	(459)
Our share of adjustments from joint venture partnerships	(25,259)	(8,709)	733
AFFO	$27,316	$39,542	$40,711
____________________________________________________
(1)Unrealized (gain) loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our debt-related investments, DST Program Loans, equity securities and financing obligations for which we have elected the fair value option, valuation allowance and changes to our provision for current expected credit losses on our debt-related investments and gains or losses on extinguishment of our financing obligations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments, and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of December 31, 2025, we had approximately $479.4 million of borrowings, including scheduled amortization payments, becoming payable within the next 12 months, though the terms of the associated loan agreements for $475.0 million of these borrowings can be extended pursuant to three one-year extension options, subject to certain conditions. As of December 31, 2025, we had approximately $112.7 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $442.0 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of December 31, 2025. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds. Additionally, given the increase in market volatility, changes in interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

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
As of December 31, 2025, our financial position was strong with 35.5% leverage, calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships, investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.5% occupied (94.9% leased) as of December 31, 2025 and is diversified across 143 properties totaling 30.5 million square feet across 34 geographic markets. Our properties contain a diverse roster of 445 commercial customers, large and small, and has an allocation based on fair value of real properties as determined by our NAV calculation of 35.3% residential, 39.7% industrial, 9.6% retail, which is primarily grocery-anchored, 5.3% office, 7.4% data center and 2.7% other properties in adjacent sectors.
We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Year Ended December 31,
(in thousands)	2025	2024	$ Change
Total cash provided by (used in):
Operating activities	$253,643	$(169,493)	$423,136
Investing activities	(1,609,911)	(919,127)	(690,784)
Financing activities	1,374,464	1,096,352	278,112
Effect of exchange rate changes on cash, cash equivalents and restricted cash	137	21	116
Net increase in cash, cash equivalents and restricted cash	$18,333	$7,753	$10,580
2025 Cash Flows Compared to 2024 Cash Flows
Net cash provided by operating activities increased by $423.1 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to the sale of our held for sale debt-related investment, with a carrying value of $193.9 million, which was sold in January 2025, as well as a $50.7 million increase in property net operating income; partially offset by a $51.7 million increase in interest paid related to our consolidated indebtedness and DST Program.
Net cash used in investing activities increased by $690.8 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to an increase in real estate property acquisition activity of $657.8 million as well as a $132.9 million increase in investments in unconsolidated joint venture partnerships and a $114.9 million increase in investments in available-for-sale debt securities; partially offset by an increase in principal collections on available-for-sale debt securities of $123.8 million and an increase in proceeds from disposition of real estate property of $79.7 million.
Net cash provided by financing activities increased by $278.1 million for the year ended December 31, 2025, compared to the same period in 2024, primarily due to an increase in net offering activity from our DST Program and securities offerings of $655.6 million; partially offset by a decrease in net borrowings of $414.9 million.
2024 Cash Flows Compared to 2023 Cash Flows
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2024 and December 31, 2023.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2025, we had an aggregate of $2.0 billion of commitments under our unsecured credit agreement, including $1.0 billion under our line of credit and $1.0 billion under our two term loans. As of that date, we had: (i) $744.3 million outstanding under our line of credit; and (ii) $1.0 billion outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.65%, which includes the effect of the interest rate swap and cap agreements related to $925.0 million in borrowings under our line of credit and our term loans.
As of December 31, 2025, the unused and available portions under our line of credit were $255.7 million and $255.5 million, respectively. Our $1.0 billion line of credit matures in June 2029, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of extension fees. One $700.0 million term loan matures in June 2029,and may be extended pursuant to a one-year extension option. Our other $300.0 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of December 31, 2025, we had property-level borrowings of $1.26 billion outstanding with a weighted-average remaining term of approximately 2.0 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 5.14%. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of December 31, 2025.
Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 35.5% as of December 31, 2025. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.
Future Minimum Lease Payments Related to the DST Program. As of December 31, 2025, we had $2.33 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.
Offering Proceeds. For the year ended December 31, 2025, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plan) was $335.5 million ($331.7 million net of direct selling costs).

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
For the first quarter of 2026, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or January 30, 2026, February 27, 2026, and March 31, 2026 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of $0.10350 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.03450 per share of each class of our common stock, less the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the first quarter of 2026 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions. There can be no assurances that the current distribution rate will be maintained in future periods.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$107,584	77.2%	$90,093	73.8%
Reinvested in shares	31,780	22.8%	31,926	26.2%
Total (2)	$139,364	100.0%	$122,019	100.0%
Sources of Distributions:
Cash flows from operating activities (3)	$107,584	77.2%	$—	—%
Borrowings	—	—%	90,093	73.8%
DRIP (4)	31,780	22.8%	31,926	26.2%
Total (2)	$139,364	100.0%	$122,019	100.0%
____________________________________________________
(1)Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. See “Note 14 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)In the fourth quarter of 2024, we originated a held for sale debt-related investment, with a carrying value of $193.9 million as of December 31, 2024, which reduced our cash flows from operating activities for the year ended December 31, 2024 by the same amount. In January 2025, we sold this debt-related investment for a cash sale price of $194.5 million, which was a cash inflow from operating activities in the first quarter of 2025.
(4)Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.
For the years ended December 31, 2025 and 2024, our FFO was $15.5 million, or 11.1% of our total distributions, and $89.1 million, or 73.0% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Refer to “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our distributions.

Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2025, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except for per share data)	2025	2024	2023
Number of shares redeemed or repurchased	15,911	24,937	22,815
Aggregate dollar amount of shares redeemed or repurchased	$122,486	$191,630	$193,859
Average redemption or repurchase price per share	$7.70	$7.69	$8.50
For the years ended December 31, 2025, 2024 and 2023, we received and redeemed 100% of eligible redemption requests for an aggregate amount of approximately $122.5 million, $191.6 million and $193.9 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties; and other longer-term borrowings. In addition, refer to “Note 10 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our redemption activity relating to OP Units.
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
SUBSEQUENT EVENTS
See “Note 19 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for information regarding subsequent events.
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
In recent years, the U.S. economy has been impacted by periods of high inflation. While levels of inflation moderated during 2025, there can be no assurance that this trend will continue. Periods of excessive or prolonged inflation may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our results of operations, financial condition, NAV and cash flows.
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
ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2025, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.
Fixed Interest Rate Debt. As of December 31, 2025, our fixed interest rate debt consisted of $644.7 million under our mortgage notes and $675.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 44.0% of our total consolidated debt as of December 31, 2025. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2025, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.26 billion and $1.32 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2025. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates, would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of December 31, 2025, our consolidated variable interest rate debt consisted of $744.3 million of borrowings under our line of credit, $325.0 million of borrowings under our term loans, and $611.6 million under our mortgage notes, which represented 56.0% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of December 31, 2025, we were exposed to market risks related to fluctuations in interest rates on $1.68 billion of consolidated borrowings; however, $861.6 million of these borrowings are capped through the use of eight interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2025 would increase our annual interest expense by approximately $3.4 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate current commitments of $171.4 million and aggregate outstanding principal of $138.0 million on accrual status as of December 31, 2025, which can offset the interest rate risk associated with our variable interest rate borrowings.
Derivative Instruments. As of December 31, 2025, we had 18 outstanding derivative instruments with a total current notional amount of $1.54 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
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
Foreign Currency Risk
We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of December 31, 2025, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Real Estate Income Trust Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of financing obligations carried at fair value
As discussed in Notes 2, 7, and 8 to the consolidated financial statements, the Company has $2.1 billion of financing obligations carried at fair value under the fair value option as of December 31, 2025. The Company measures the fair value of these financing obligations on a recurring basis using a discounted cash flow valuation technique.
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
The following are the primary procedures we performed to address this critical audit matter. For a selection of financing obligations, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•assessing the appropriateness of the valuation method utilized
•comparing the discount rates for a selection of financing obligations to ranges of discount rates obtained from market data and relevant industry guides
•comparing the exit capitalization rates for a selection of financing obligations to ranges of exit capitalization rates obtained from market data and relevant industry guides.
Assessment of the expected hold periods for investments in real estate properties
As described in Note 3 to the consolidated financial statements, the Company has $6.2 billion of net investment in real estate properties as of December 31, 2025. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.
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
Denver, Colorado
March 5, 2026

ARES REAL ESTATE INCOME TRUST INC.
CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Net investment in real estate properties	$6,210,266	$4,731,403
Investments in real estate debt and securities (includes $259,378 and $165,401 at fair value as of December 31, 2025 and December 31, 2024, respectively)	303,798	353,258
Debt-related investments, held for sale	—	193,902
Investments in unconsolidated joint venture partnerships (includes $77,703 and $38,386 at fair value as of December 31, 2025 and December 31, 2024, respectively)	438,997	212,296
Cash and cash equivalents	40,059	19,554
Restricted cash	5,693	7,865
DST Program Loans (includes $170,865 and $71,068 at fair value as of December 31, 2025 and December 31, 2024, respectively)	191,502	120,853
Other assets	78,209	92,118
Total assets	$7,268,524	$5,731,249
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$92,572	$71,196
Debt, net	2,971,842	2,700,468
Intangible lease liabilities, net	187,051	46,098
Financing obligations, net (includes $2,126,267 and $878,386 at fair value as of December 31, 2025 and December 31, 2024, respectively)	2,350,050	1,385,620
Distribution fees payable to affiliates	72,974	69,922
Other liabilities	71,515	42,593
Total liabilities	5,746,004	4,315,897
Commitments and contingencies (Note 17)
Redeemable equity (Note 11 and 12)	211,540	9,381
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 10)	1,819	1,803
Additional paid-in capital	2,004,947	1,956,646
Distributions in excess of earnings	(1,351,087)	(1,216,344)
Accumulated other comprehensive (loss) income	(232)	3,719
Total stockholders’ equity	655,447	745,824
Noncontrolling interests	655,533	660,147
Total equity	1,310,980	1,405,971
Total liabilities and equity	$7,268,524	$5,731,249
See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenues:
Rental revenues	$452,604	$370,851	$321,995
Debt-related income	46,231	46,642	31,175
Total revenues	498,835	417,493	353,170
Operating expenses:
Rental expenses	167,252	136,232	118,794
Real estate-related depreciation and amortization	196,808	152,777	149,985
General and administrative expenses	13,662	12,808	11,824
Advisory fees	51,296	40,786	38,645
Performance participation allocation	16,544	—	—
Acquisition costs and reimbursements	6,868	7,034	7,034
Valuation allowance on debt-related investment	—	—	(1,799)
Total operating expenses	452,430	349,637	324,483
Other income (expenses):
Income (loss) from unconsolidated joint venture partnerships	48,568	14,531	(3,578)
Interest expense	(251,369)	(188,318)	(148,517)
Gain on sale of real estate property	57,200	12,913	36,884
Gain (loss) on financial assets	407	(17)	—
(Loss) gain on financing obligations	(54,776)	(2,034)	932
Gain (loss) on extinguishment of debt and financing obligations, net	32,741	41,050	(700)
(Loss) gain on derivative instruments	(7)	402	126
Provision for current expected credit losses	464	1,533	(1,997)
Other income and expenses	11,134	6,583	4,950
Total other income (expenses)	(155,638)	(113,357)	(111,900)
Net loss before income tax expense	(109,233)	(45,501)	(83,213)
Income tax expense	(17,953)	(11,842)	—
Net loss	(127,186)	(57,343)	(83,213)
Net loss attributable to redeemable noncontrolling interests	431	273	597
Net loss attributable to noncontrolling interests	58,751	19,935	20,189
Net loss attributable to common stockholders	$(68,004)	$(37,135)	$(62,427)
Weighted-average shares outstanding—basic	183,522	188,336	203,291
Weighted-average shares outstanding—diluted	342,369	305,179	267,556
Net loss attributable to common stockholders per common share—basic and diluted	$(0.37)	$(0.20)	$(0.31)
See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss	$(127,186)	$(57,343)	$(83,213)
Change from cash flow hedging activities	(6,966)	(1,850)	(11,589)
Change from activities related to available-for-sale debt securities	(109)	(46)	132
Comprehensive loss	(134,261)	(59,239)	(94,670)
Comprehensive loss attributable to redeemable noncontrolling interests	456	280	666
Comprehensive loss attributable to noncontrolling interests	62,057	20,934	23,830
Comprehensive loss attributable to common stockholders	$(71,748)	$(38,025)	$(70,174)
See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity					Noncontrolling Interests	Total Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)
(in thousands)	Shares	Amount
Balance as of December 31, 2022	206,108	$2,061	$1,898,510	$(973,395)	$16,083	$250,608	$1,193,867
Net loss (excludes $597 attributable to redeemable noncontrolling interests)	—	—	—	(62,427)	—	(20,189)	(82,616)
Change from securities and cash flow hedging activities (excludes $69 attributable to redeemable noncontrolling interests)	—	—	—	—	(7,747)	(3,641)	(11,388)
Issuance of common stock	13,900	139	120,604	—	—	—	120,743
Share-based compensation	35	—	271	—	—	—	271
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,314)	—	—	—	(4,314)
Trailing distribution fees	—	—	(232)	5,741	—	(11,246)	(5,737)
Redemptions of common stock	(22,815)	(228)	(193,631)	—	—	—	(193,859)
Issuances of OP Units for DST Interests	—	—	—	—	—	228,301	228,301
Other noncontrolling interests net distributions	—	—	—	—	—	(14)	(14)
Distributions declared (excludes $764 attributable to redeemable noncontrolling interests)	—	—	—	(78,742)	—	(24,207)	(102,949)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	14	—	—	—	14
Redemptions of noncontrolling interests (excludes $4,940 attributable to redeemable noncontrolling interests)	—	—	(3,354)	—	—	(27,549)	(30,903)
Reallocation of stockholders' equity and noncontrolling interests	—	—	77,921	—	(1,977)	(75,944)	—
Balance as of December 31, 2023	197,228	$1,972	$1,895,789	$(1,108,823)	$6,359	$316,119	$1,111,416
Net loss (excludes $273 attributable to redeemable noncontrolling interests)	—	—	—	(37,135)	—	(19,935)	(57,070)
Change from securities and cash flow hedging activities (excludes $7 attributable to redeemable noncontrolling interests)	—	—	—	—	(890)	(999)	(1,889)
Issuance of common stock	7,982	80	61,767	—	—	—	61,847
Share-based compensation	38	—	281	—	—	—	281
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,436)	—	—	—	(4,436)
Trailing distribution fees	—	—	1,768	4,959	—	(9,993)	(3,266)
Redemptions of common stock	(24,937)	(249)	(191,381)	—	—	—	(191,630)
Issuances of OP Units for DST Interests	—	—	—	—	—	639,102	639,102
Consolidation of joint venture partnership	—	—	—	—	—	4,033	4,033
Other noncontrolling interests net contributions	—	—	—	—	—	385	385
Distributions declared (excludes $544 attributable to redeemable noncontrolling interests)	—	—	—	(75,345)	—	(46,130)	(121,475)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	41	—	—	—	41
Redemptions of noncontrolling interests (excludes $1,500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(31,368)	(31,368)
Reallocation of stockholders' equity and noncontrolling interests	—	—	192,817	—	(1,750)	(191,067)	—
Balance as of December 31, 2024	180,311	$1,803	$1,956,646	$(1,216,344)	$3,719	$660,147	$1,405,971
Net loss (excludes $2,064 attributable to redeemable equity)	—	—	—	(66,371)	—	(58,751)	(125,122)
Change from securities and cash flow hedging activities (excludes $11 gain attributable to redeemable equity)	—	—	—	—	(3,780)	(3,306)	(7,086)
Issuance of common stock (excludes $200,000 attributable to redeemable common stock)	17,449	173	135,342	—	—	—	135,515
Share-based compensation	42	—	326	—	—	—	326
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,784)	—	—	—	(3,784)
Trailing distribution fees	—	—	(1,171)	4,594	—	(6,475)	(3,052)
Redemptions of common stock	(15,911)	(157)	(122,329)	—	—	—	(122,486)
Issuances of OP Units for DST Interests	—	—	—	—	—	220,738	220,738
Other noncontrolling interests net distributions	—	—	—	—	—	(182)	(182)
Distributions declared (excludes $2,227 attributable to redeemable equity)	—	—	—	(72,966)	—	(64,171)	(137,137)
Redemption value allocation adjustment to redeemable equity	—	—	(7,939)	—	—	—	(7,939)
Redemptions of noncontrolling interests (excludes $1,500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(44,782)	(44,782)
Reallocation of stockholders' equity and noncontrolling interests	—	—	47,856	—	(171)	(47,685)	—
Balance as of December 31, 2025	181,891	$1,819	$2,004,947	$(1,351,087)	$(232)	$655,533	$1,310,980
See accompanying Notes to Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities:
Net loss	$(127,186)	$(57,343)	$(83,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	196,808	152,777	149,985
Straight-line rent and amortization of above- and below-market leases	(11,659)	(10,712)	(6,959)
Gain on sale of real estate property	(57,200)	(12,913)	(36,884)
Unrealized (gain) loss on financial assets	(407)	17	—
Performance participation allocation	16,544	—	—
Valuation allowance on debt-related investment	—	—	(1,799)
(Income) loss from unconsolidated joint venture partnerships	(48,568)	(14,531)	3,578
(Gain) loss on extinguishment of debt and financing obligations, net	(32,741)	(41,050)	700
Provision for current expected credit losses	(464)	(1,533)	1,997
Amortization of deferred financing costs	14,917	10,035	7,380
Decrease in financing obligation liability appreciation	—	(69)	(459)
Unrealized loss (gain) on financing obligations	54,776	2,034	(932)
Unrealized loss (gain) on derivative instruments not designated as cash flow hedges	7	(264)	4,169
Paid-in-kind interest on investments in real estate debt and securities, net of repayments	(17)	(26,361)	(7,946)
Distributions of earnings from unconsolidated joint venture partnerships	19,548	4,463	3,369
Amortization of interest rate cap premiums	9,737	14,143	5,746
Other	897	(451)	(1,295)
Changes in operating assets and liabilities
Other assets	108	(7,663)	(2,892)
Accounts payable and accrued expenses	13,664	6,912	4,091
Other liabilities	10,977	6,918	1,069
Debt-related investments, held for sale	193,902	(193,902)	—
Cash settlement of accrued performance participation allocation	—	—	(23,747)
Net cash provided by (used in) operating activities	253,643	(169,493)	15,958
Investing activities:
Real estate acquisitions	(1,529,515)	(871,709)	(401,840)
Capital expenditures	(47,624)	(55,573)	(48,329)
Proceeds from disposition of real estate property	110,903	31,170	53,735
Investments in debt-related investments	(107,853)	(62,344)	(52,021)
Principal collections on debt-related investments	148,573	106,768	66,680
Distributions from joint venture partnerships	9,996	—	—
Investments in unconsolidated joint venture partnerships	(205,040)	(72,127)	(39,881)
Consolidation of equity method investment	—	2,649	—
Investments in available-for-sale debt securities	(117,878)	(2,992)	(102,160)
Principal collections on available-for-sale debt securities	128,419	4,586	—
Other	108	445	2,263
Net cash used in investing activities	(1,609,911)	(919,127)	(521,553)
Financing activities:
Proceeds from mortgage notes	85,000	535,843	287,339
Repayments of mortgage notes	(197,756)	(22,238)	(72,164)
Proceeds from line of credit	2,555,691	1,384,555	1,220,000
Repayments of line of credit	(2,362,674)	(1,203,000)	(1,088,000)
Proceeds from term loans	438,000	—	—
Repayments of term loans	(238,000)	—	—
Proceeds from secured borrowings	462,182	—	—
Repayments of secured borrowings	(462,182)	—	—
Redemptions of common stock	(122,397)	(191,630)	(193,859)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(94,636)	(78,322)	(61,227)
Proceeds from issuance of common stock	303,919	29,732	88,125
Proceeds from financing obligations, net	1,093,844	712,273	412,874
Offering costs for issuance of common stock and private placements	(17,417)	(17,253)	(15,355)
Cash payout of DST Interests	—	(3,898)	—
Redemption of redeemable noncontrolling interests and noncontrolling interests	(46,096)	(34,822)	(33,888)
Debt issuance costs paid	(22,307)	(11,904)	(6,449)
Interest rate cap premiums	(548)	(3,379)	(29,321)
Other	(159)	395	—
Net cash provided by financing activities	1,374,464	1,096,352	508,075
Effect of exchange rate changes on cash, cash equivalents and restricted cash	137	21	—
Net increase in cash, cash equivalents and restricted cash	18,333	7,753	2,480
Cash, cash equivalents and restricted cash, at beginning of period	27,419	19,666	17,186
Cash, cash equivalents and restricted cash, at end of period	$45,752	$27,419	$19,666
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
Ares Real Estate Income Trust Inc. is a Maryland corporation formed on April 11, 2005. We are primarily focused on investing in and operating a diverse portfolio of real property and investing in other real estate-related assets. We currently focus our investment activities primarily across the major U.S. property sectors (residential (which includes and/or may include multi-family and other types of rental housing such as manufactured, student, and single family rental housing), industrial, retail and office (which includes and/or may include medical office and life science laboratories)), data center properties and investments in real estate debt and securities. To a lesser extent, we intend to strategically invest in geographies outside of the U.S., which may include Canada, Mexico, the United Kingdom, Europe, Japan and other foreign jurisdictions, and in other sectors such as credit lease and self-storage, properties in sectors adjacent to our primary investment sectors and/or infrastructure, to create a diversified blend of current income and long-term value appreciation. As of December 31, 2025, our consolidated real property portfolio consisted of 143 properties. We operate seven reportable segments: residential properties, industrial properties, retail properties, office properties, data center properties, other properties and real estate debt and securities. As used herein, the term “commercial” refers to our industrial, retail, office and data center properties or customers, as applicable. See “Note 18” for information regarding the financial results by segment.
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
Reclassifications
Certain items in our consolidated balance sheets as of December 31, 2024 and our consolidated statements of operations and our consolidated statements of cash flows for the years ended December 31, 2024 and 2023 have been reclassified to conform to the 2025 presentation.
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
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. See “Note 3” for additional information regarding debt assumed in connection with our 2025 and 2024 acquisitions, if any. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building and intangible lease assets on a relative fair value basis. Transaction costs associated with business combinations are expensed as they are incurred. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.
The results of operations for acquired businesses and properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date. During the years ended December 31, 2025, 2024 and 2023, we recorded $1.3 million, $1.4 million and $0.3 million, respectively, related to write-offs of unamortized intangible lease assets and liabilities due to early lease terminations.
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
Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There were no impairment charges during the years ended December 31, 2025, 2024 and 2023.
Investments in Unconsolidated Joint Venture Partnerships
We hold certain investments in unconsolidated joint venture partnerships that are accounted for under the equity method of accounting, as we have determined that we have the ability to exercise significant influence but do not have control over the joint venture partnerships. Our investments in unconsolidated joint venture partnerships are initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect our proportionate share of equity in the joint venture’s net income (loss), distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investments in unconsolidated joint venture partnerships on our consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in income (loss) from unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of our unconsolidated joint venture partnerships (if applicable) is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.
For certain of our investments in unconsolidated joint venture partnerships, we have elected the fair value option and account for these investments at fair value with the associated unrealized gains and losses recorded as a component of income (loss) from unconsolidated joint venture partnerships on our consolidated statements of operations.
When circumstances indicate there may have been a reduction in the value of an equity investment for which we account for under the equity method of accounting, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investments in unconsolidated joint venture partnerships for the years ended December 31, 2025, 2024 and 2023.

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
Available-for-Sale Debt Securities
We acquire debt securities that are collateralized by mortgages on commercial real estate properties primarily for cash management and investment purposes. Additionally, we acquire or originate preferred equity investments that are recognized as debt securities as they have mandatory redemption features and meet the definition of securities under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt Securities. On the acquisition date, we designate investments in real estate debt securities as available-for-sale.

Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income.
As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment, we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the years ended December 31, 2025, 2024 or 2023.
Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. There were no securities on non-accrual status as of December 31, 2025 or 2024.
Equity Securities
We hold an investment in a joint venture partnership over which we do not hold significant influence over operating or financial policies of the partnership. As such, we account for this investment as an equity security under FASB ASC Topic 321, Investments—Equity Securities. We account for this investment at fair value with the associated unrealized gains and losses recorded as a component of gain or loss on financial assets on our consolidated statements of operations.
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

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. We include our investments in DST Program Loans separately on our balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our consolidated statements of operations. For DST Program offerings commencing on or after October 1, 2023, we have elected the fair value option for the associated DST Program Loans and as such, they will be carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. For all DST Program Loans related to DST Program offerings for which the fair value option has not been elected, these instruments are carried at amortized cost. Credit loss reserves associated with our DST Program Loans for which the fair value option has not been elected were immaterial as of and for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, there were DST Interests issued and outstanding associated with our Diversified 3, Diversified 4, Diversified 5, Diversified 6, Diversified 7, Diversified 8, Diversified 9, Signature Series and Diversified 10 offerings.
As of December 31, 2024, there were DST Interests issued and outstanding associated with our Multifamily I, Diversified 3, Diversified 4, Diversified 5, Diversified 6 and Diversified 7 offerings.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less, such as money market mutual funds or certificates of deposit. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
Restricted cash consists of lender, insurance, property, and debt-related investment escrow accounts, utility and financing deposits, as well as investor funds received related to pending DST Interest sales.
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
Accumulated amortization of debt issuance costs was approximately $11.6 million and $14.5 million as of December 31, 2025 and 2024, respectively. Our interest expense for the years ended December 31, 2025, 2024 and 2023 included $10.7 million, $6.0 million and $4.3 million, respectively, of amortization of debt issuance costs.
Accumulated amortization of financing costs associated with financing obligations was approximately $0.4 million and $0.4 million as of December 31, 2025 and 2024, respectively. Our interest expense for the years ended December 31, 2025, 2024 and 2023 included $4.3 million, $4.0 million and $3.1 million, respectively, of amortization of financing costs and expensed financing costs associated with financing obligations.

Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T-R, Class S-R, Class D-R, Class S-PR and Class D-PR shares and OP Units. As of the balance sheet date, we accrue for: (i) the monthly amount payable, and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees for common shares are reflected in additional paid-in capital in stockholders’ equity and the accrued distribution fees for OP Units are reflected in noncontrolling interests. See “Note 14” for additional information regarding when distribution fees become payable.
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
Redeemable Noncontrolling Interests
The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and Black Creek Diversified Property Advisors Group LLC (the “Former Advisor”) as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the terms of the then-effective advisory agreement, by and among us, the Operating Partnership and the then-current advisor to the Company. The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable equity in mezzanine equity on the consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 12” for additional information regarding redeemable noncontrolling interests.
Redeemable Common Stock
We issued Class B shares of common stock to Ares Apogee Finance HoldCo L.P. (“Apogee SPV”), an affiliate of our Advisor, through a private placement. We have classified these shares as redeemable equity in mezzanine equity on the consolidated balance sheets due to the fact that the holder of these Class B shares has the ability to, after a three-year lock up period from the issuance date, redeem up to $5.0 million of shares per quarter, with such redemptions not subject to, nor eligible for redemption under, the terms of our share redemption program. The holder of these Class B shares also has the ability, from time to time, to require us to exchange these Class B shares for Class I-PR shares of our common stock on a one-for-one basis and up to an amount that, after giving effect to such exchange, would cause the holder to beneficially own no more than 4.90% of the number of shares of our common stock with voting rights. These redeemable common shares are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such common shares at the end of each measurement period. See “Note 11” for additional information regarding redeemable common stock.

Revenue Recognition
When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable, we recognize revenue when the payment has been received. If the collectability is determined to be probable, we record rental revenue on a straight-line basis over the lease term. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with FASB ASC Topic 842, Leases. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. We analyze accounts receivable by considering customer creditworthiness and current economic trends on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2025 and 2024, our allowance for doubtful accounts was approximately $1.1 million and $1.0 million, respectively. These amounts are included in our other assets on the consolidated balance sheets.
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
Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of OP Units. See “Note 15” for additional information regarding net income (loss) per share.

Foreign Currency
The U.S. dollar is the functional and reporting currency of the Company. All foreign currency asset and liability amounts are monetary assets and liabilities and therefore are remeasured into U.S. dollars based on the spot rate at the end of each period.
We have executed borrowings in the same foreign currency as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. As our foreign currency asset and liability amounts are associated with foreign currency denominated investments in unconsolidated joint venture partnerships, we have included all foreign currency unrealized gains and losses within income from investments in unconsolidated joint venture partnerships on the consolidated statements of operations.
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
Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:
•Quoted prices for similar assets/liabilities in active markets;
•Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);
•Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and
•Inputs that are derived principally from or corroborated by other observable market data.
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
As our revenues predominately consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2025, no customers represented more than 10.0% of our total annualized base rent of our properties.
Recently Adopted Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. We adopted this standard as of the annual reporting period beginning January 1, 2025 and applied the new guidance prospectively. Adoption of this standard has not had a material impact on our consolidated financial statements. Refer to “Note 9” for our relevant income tax disclosures.

Recently Issued Accounting Standards
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
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting and provide additional flexibility in the designation and measurement of certain hedging relationships. It is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.
3. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties:

	As of December 31,
(in thousands)	2025	2024 (1)
Land	$1,066,129	$860,990
Buildings and improvements	5,417,468	4,276,419
Intangible lease assets	714,901	412,401
Right of use asset	13,637	13,637
Investment in real estate properties	7,212,135	5,563,447
Accumulated depreciation and amortization	(1,001,869)	(832,044)
Net investment in real estate properties	$6,210,266	$4,731,403
____________________________________________________
(1)Includes three properties with an aggregate accounting basis of $16.0 million that met the criteria of held for sale as of December 31, 2024.
Acquisitions
During the years ended December 31, 2025 and 2024, we acquired 100% of the following properties through asset acquisitions:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2025 Acquisitions:
Richmond Airport Logistics Center IV	Industrial	2/19/2025	$2,307
Argyle Forest Self Storage	Self-Storage	3/24/2025	11,900
Norfolk Self Storage	Self-Storage	3/28/2025	16,685
Foster Commerce Center I	Industrial	4/30/2025	18,465
Foster Commerce Center II	Industrial	4/30/2025	30,850
Zaterra	Residential	5/14/2025	137,715
Chantilly Industrial Center	Industrial	5/14/2025	14,598
Research Drive Logistics Center	Industrial	5/27/2025	28,220
Constitution Drive Logistics Center	Industrial	5/27/2025	21,993
Eden at Lakeview	Residential	7/30/2025	112,291
Junction Drive Distribution Center	Industrial	8/15/2025	13,792
Jessup Industrial Center	Industrial	8/15/2025	19,040

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
Arlington Distribution Center	Industrial	8/20/2025	21,957
Fort Worth Industrial Center	Industrial	8/20/2025	40,010
Northlake Logistics Center	Industrial	8/20/2025	46,092
Fort Worth Distribution Center	Industrial	8/20/2025	69,301
Elkton Commerce Center	Industrial	9/8/2025	80,202
Orchard Gateway Logistics Center	Industrial	9/12/2025	76,639
Woodinville Distribution Center A	Industrial	10/7/2025	74,662
Woodinville Distribution Center B	Industrial	10/7/2025	37,692
North Laredo Industrial Park	Industrial	11/25/2025	65,429
Nova I	Data Center	12/15/2025	237,602
Nova II	Data Center	12/15/2025	320,385
206 Grove Street	Industrial	12/29/2025	32,533
Total 2025 acquisitions			$1,530,360
2024 Acquisitions:
Metro North Industrial Center	Industrial	5/8/2024	$54,485
CERU Boca Raton	Residential	5/15/2024	139,718
Sugar Land Commerce Center	Industrial	6/28/2024	35,903
Metro Storage Sharon Hill	Self-Storage	7/31/2024	16,761
Metro Storage Newtown Square	Self-Storage	7/31/2024	24,724
Metro Storage Trevose	Self-Storage	7/31/2024	21,151
Metro Storage Sarasota	Self-Storage	7/31/2024	15,532
Metro Storage Fort Myers	Self-Storage	7/31/2024	12,766
Metro Storage Pinellas Park	Self-Storage	7/31/2024	6,765
Pima Street Logistics Center	Industrial	10/1/2024	18,044
Mercury NoDa	Residential	11/13/2024	72,614
The Artizia at Loso	Residential	11/19/2024	95,731
Everlight	Residential	12/4/2024	123,370
Southpark Logistics Center I	Industrial	12/20/2024	28,139
Southpark Logistics Center II	Industrial	12/20/2024	28,744
Southpark Logistics Center III	Industrial	12/20/2024	16,034
Grove City Logistics Center	Industrial	12/20/2024	20,405
Whitestown Distribution Center I	Industrial	12/20/2024	12,384
Whitestown Distribution Center II	Industrial	12/20/2024	22,808
Whitestown Distribution Center III	Industrial	12/20/2024	8,023
Greensfield Distribution Center	Industrial	12/20/2024	7,773
Fairfield Commerce Center	Industrial	12/20/2024	15,074
Ohio Logistics Center	Industrial	12/20/2024	7,542
Richmond Airport Logistics Center I	Industrial	12/20/2024	25,671
Richmond Airport Logistics Center II	Industrial	12/20/2024	25,093
Richmond Airport Logistics Center III	Industrial	12/20/2024	16,587
Total 2024 acquisitions			$871,841
____________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 and 2024 acquisitions.

During the years ended December 31, 2025 and 2024, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Land	$216,278	$109,264
Building and improvements	1,148,620	736,575
Intangible lease assets	308,467	38,581
Above-market lease assets	5,693	1,777
Below-market lease liabilities	(148,698)	(14,356)
Total purchase price (1)	$1,530,360	$871,841
____________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 and 2024 acquisitions.
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2025 and 2024, as of the respective date of each acquisition, were 13.1 years and 4.8 years, respectively.
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

(in thousands)	Carrying Value Upon Consolidation
Net investment in real estate properties	$75,506
Cash and cash equivalents	2,322
Restricted cash	327
Other assets	1,052
Accounts payable and accrued expenses	(550)
Debt, net	(51,471)
Other liabilities	(297)
Noncontrolling interests	(4,033)
Dispositions
During the year ended December 31, 2025, we sold four industrial properties and one office property for net proceeds of approximately $110.9 million and recorded a net gain on sale of $57.2 million.
During the year ended December 31, 2024, we sold one industrial property, one parcel of land and two partial retail properties for net proceeds of approximately $31.2 million and recorded a net gain on sale of $12.9 million.
During the year ended December 31, 2023, we sold one partial retail property for net proceeds of approximately $53.7 million and recorded a net gain on sale of $36.9 million.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2025 and 2024 included the following:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$683,988	$(305,427)	$378,561	$387,069	$(276,382)	$110,687
Above-market lease assets (1)	30,913	(22,604)	8,309	25,332	(21,168)	4,164
Below-market lease liabilities	(233,283)	46,232	(187,051)	(84,910)	38,812	(46,098)
____________________________________________________
(1)Included in net investment in real estate properties on the consolidated balance sheets.
The following table details the estimated net amortization of such intangible lease assets and liabilities as of December 31, 2025 for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Year 1	$50,633	$1,854	$(17,629)
Year 2	45,161	1,709	(16,651)
Year 3	37,631	1,424	(15,576)
Year 4	32,507	986	(14,776)
Year 5	28,845	641	(13,715)
Thereafter	183,784	1,695	(108,704)
Total	$378,561	$8,309	$(187,051)
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$5,486	$6,823	$3,384
Above-market lease amortization	(1,548)	(1,014)	(818)
Below-market lease amortization	7,721	4,903	4,393
Real estate-related depreciation and amortization:
Depreciation expense	$160,340	$128,163	$126,102
Intangible lease asset amortization	36,468	24,614	23,883

Future Minimum Rentals
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our commercial customers under the terms of non-cancelable operating leases in effect as of December 31, 2025 were as follows for the next five years and thereafter:

(in thousands)	As of December 31, 2025
Year 1	$238,847
Year 2	228,108
Year 3	202,705
Year 4	173,742
Year 5	143,028
Thereafter	639,358
Total	$1,625,788
The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses along with rental increases that are not fixed. Leases for our residential and self-storage customers are generally 12 months or less and are therefore excluded from the table above.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
We hold investments in unconsolidated joint venture partnerships that are accounted for under the equity method of accounting or the fair value option. We made our first investment in unconsolidated joint venture partnerships for which we elected the fair value option during the first quarter of 2024. We account for these investments at fair value with the associated unrealized gains and losses recorded as a component of income from unconsolidated joint venture partnerships on our consolidated statements of operations.
The following table summarizes our investments in unconsolidated joint venture partnerships as of December 31, 2025 and 2024:

	Number of Joint Venture Partnerships as of		Ownership Percentage as of		Investments in Unconsolidated Joint Venture Partnerships as of
($ in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Investments in unconsolidated joint venture partnerships, carried at cost:
Credit Lease joint venture partnerships	3	3	50.0%	50.0%	$97,311	$101,569
Data Center joint venture partnerships	2	2	10.0 - 11.3%	10.0 - 10.2%	76,840	42,663
Real Estate Debt joint venture partnerships (1)	2	2	19.9 - 20.0%	19.9 - 20.0%	187,143	29,678
Total investments in unconsolidated joint venture partnerships, carried at cost					361,294	173,910
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	2	1	11.9 - 27.4%	27.4%	77,703	38,386
Total investments in unconsolidated joint venture partnerships, carried at fair value					77,703	38,386
Total					$438,997	$212,296
____________________________________________________
(1)Includes joint venture partnerships that invest in assets and properties in Europe.
As of December 31, 2025, we had unfunded commitments of $396.5 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

The following table summarizes income (loss) in unconsolidated joint venture partnerships for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Income (loss) from unconsolidated joint venture partnerships, carried at cost:
Equity in income (loss) from unconsolidated joint venture partnerships	$46,287	$9,621	$(3,578)
Total income (loss) from unconsolidated joint venture partnerships, carried at cost	46,287	9,621	(3,578)
Income (loss) from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	2,097	5,220	—
Foreign currency gain (loss) on investment	3,151	(658)	—
Total income from unconsolidated joint venture partnerships, carried at fair value	5,248	4,562	—
Other foreign currency gain (loss):
Foreign currency (loss) gain on debt held in foreign currencies	(3,104)	327	—
Foreign currency gain on remeasurement of cash and cash equivalents	137	21	—
Total other foreign currency (loss) gain	(2,967)	348	—
Total	$48,568	$14,531	$(3,578)

The following is a summary of certain balance sheet and operating data of our unconsolidated joint venture partnerships:

	As of December 31,
(in thousands)	2025	2024
Investments	$7,839,166	$2,416,243
Total assets	7,981,620	2,488,346
Total liabilities	(5,669,738)	(1,559,796)
Total equity	2,311,882	928,550

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues	$352,418	$126,283	$34,233
Expenses	(31,456)	(20,291)	(19,060)
Other income (expenses)	29,634	(9,200)	(11,850)
Net income	350,596	96,792	3,323

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES
Debt-Related Investments
The following table summarizes our debt-related investments, as of December 31, 2025 and 2024:

($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of December 31, 2025
Senior loans, carried at cost (2)	$44,420	$44,420	N/A	N/A
Senior loans, carried at fair value	129,281	129,281	7.8%	1.5
Mezzanine loans, carried at fair value	8,576	8,752	5.2	4.6
Total debt-related investments	$182,277	$182,453	7.7%	1.7
As of December 31, 2024
Senior loans, carried at cost (2)	$187,857	$188,759	8.6%	0.8
Senior loans, carried at fair value	28,844	28,844	7.8	2.3
Total debt-related investments	$216,701	$217,603	8.5%	1.0
___________________________________________________
(1)The difference between the carrying amount and the outstanding principal amount of our debt-related investments carried at cost consists of unamortized purchase discount, deferred financing costs, loan origination costs, and any recorded credit loss reserves, if applicable. For our debt-related investments carried at fair value, the difference between the carrying amount and the outstanding principal amount is cumulative unrealized gains or losses.
(2)As of December 31, 2025 and 2024, we had one senior loan that was in default and on non-accrual status with a carrying value of $44.4 million and $46.6 million, respectively. During the year ended December 31, 2025, we received $2.1 million in cash, which was applied to the principal balance. During the year ended December 31, 2025, we did not recognize any debt-related income. During the year ended December 31, 2024, we recognized $4.6 million in debt-related income, of which $1.8 million was received in cash and $2.8 million was capitalized to the principal balance. Weighted-average interest rate and weighted-average remaining life exclude this senior loan from its calculations as of December 31, 2025 and 2024.
During the years ended December 31, 2025 and 2024, we received $148.6 million and $106.8 million of principal repayments on debt-related investments, respectively.
As of December 31, 2025, we had three debt-related investments for which we have elected the fair value option and which are carried at fair value. The aggregate outstanding principal was $138.0 million and the aggregate carrying amount was $137.9 million, with a total current commitment of $171.4 million as of December 31, 2025. During the year ended December 31, 2025, we recognized $0.2 million in unrealized losses on these investments, which is included in gain (loss) on financial assets in our consolidated statements of operations. As of December 31, 2024, we had one debt-related investment for which we have elected the fair value option and which is carried at fair value. The carrying amount and the outstanding principal amount was $28.8 million, with a total current commitment of $29.4 million as of December 31, 2024. During the year ended December 31, 2024, we did not recognize any gains or losses on this investment.
Current Expected Credit Losses
As of December 31, 2025, there was no reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio. As of December 31, 2024, our CECL Reserve for our debt-related investment carried at cost portfolio was $0.5 million or 0.2% of our debt-related investment carried at cost total current commitment balance of $227.2 million, which was comprised of $188.8 million of funded commitments and $38.4 million of unfunded commitments with associated CECL Reserves of $0.4 million and $0.1 million, respectively. Our loan on non-accrual status is a loan in which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, therefore we have adopted the practical expedient to measure the allowance for credit loss based on the fair value of collateral resulting in no allowance for this loan as of December 31, 2025 and 2024.
During the years ended December 31, 2025 and 2024, we recognized a decrease in provision for current expected credit losses of $0.5 million and $1.5 million, respectively.

There have been no write-offs or recoveries related to any of our existing debt-related investments.
The following table summarizes activity related to our CECL Reserve on funded commitments for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of the year	$341	$1,327
Provision for current expected credit losses	(341)	(986)
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$—	$341
___________________________________________________
(1)The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the consolidated balance sheets.
The following table summarizes activity related to our CECL Reserve on unfunded commitments for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of the year	$123	$670
Provision for current expected credit losses	(123)	(547)
Write-offs	—	—
Recoveries	—	—
Ending balance (1)	$—	$123
___________________________________________________
(1)The CECL Reserve related to unfunded commitments is included in other liabilities on the consolidated balance sheets.
Debt-Related Investments, Held For Sale
As of December 31, 2025, we had no debt-related investments classified as held for sale. As of December 31, 2024, we had one debt-related investment classified as held for sale. The carrying amount was $193.9 million and the outstanding principal amount was $196.0 million, with an interest rate of 7.0% and maturity date of January 2027 as of December 31, 2024.
During the year ended December 31, 2025, we originated 10 loans through our mortgage loan origination program with a total principal balance of $860.4 million. Additionally, during the year ended December 31, 2025, we sold 11 loans, including one loan which was held for sale as of December 31, 2024, totaling $1.05 billion, equal to the carrying cost of the debt-related investments on the dates of sale, to a joint venture partnership in which we have an ownership interest. During the year ended December 31, 2025, we recognized origination fee income related to our mortgage loan origination program of $4.0 million. We did not recognize any origination fee income related to our mortgage loan origination program during the year ended December 31, 2024.
Available-for-Sale Debt Securities
As of December 31, 2025, we had one preferred equity investment and one commercial mortgage backed-security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2024, we had one preferred equity investment and one commercial real estate collateralized loan obligation (“CRE CLO” or multiple “CRE CLOs”) and one CMBS designated as available-for-sale debt securities. As of December 31, 2025 and 2024, the weighted-average remaining term of our CRE CLOs and CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 3.1 years and 2.5 years, respectively, and the remaining term of our preferred equity investment was 2.0 years and 2.1 years, respectively. We had no unfunded commitments related to our preferred equity investment as of December 31, 2025 or 2024. There were no credit losses associated with our available-for-sale debt securities as of December 31, 2025 or 2024.

The following table summarizes our investments in available-for-sale debt securities as of December 31, 2025 and 2024:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unamortized Fees (1)	Unrealized Gain, Net (2)	Fair Value
As of December 31, 2025
CMBS	$2,784	$2,779	$5	$—	$3	$2,782
Preferred equity	118,173	118,173	—	—	—	118,173
Total debt securities	$120,957	$120,952	$5	$—	$3	$120,955
As of December 31, 2024
CRE CLOs & CMBS	$13,325	$13,258	$67	$—	$112	$13,370
Preferred equity	123,767	123,187	—	580	—	123,187
Total debt securities	$137,092	$136,445	$67	$580	$112	$136,557
___________________________________________________
(1)Includes unamortized loan origination fees received on debt securities.
(2)Represents cumulative unrealized gain beginning from acquisition date.
Equity Securities
As of December 31, 2025, we had one investment in a joint venture partnership which we have classified as an equity security. The fair value as of December 31, 2025 was $0.6 million, and we recorded an unrealized gain on equity security of $0.6 million during the year ended December 31, 2025, which is included in gain (loss) on financial assets in our consolidated statements of operations. As of December 31, 2025, we had $12.1 million of unfunded commitments. We did not hold any equity securities as of December 31, 2024.

6. DEBT AND SECURED FINANCINGS
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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2025	December 31, 2024	Current Maturity Date	December 31, 2025	December 31, 2024
Line of credit (1)	5.14%	5.82%	June 2029	$744,349	$548,228
Term loans (2)	4.28	3.95	June 2029	1,000,000	800,000
Fixed-rate mortgage notes	4.52	4.52	January 2027 - May 2031	644,717	654,795
Floating-rate mortgage notes (3)	5.79	6.05	October 2026 - January 2029	611,551	714,151
Total principal amount / weighted-average (4)	4.85%	5.01%		$3,000,617	$2,717,174
Less: unamortized debt issuance costs				$(33,890)	$(23,034)
Add: unamortized mark-to-market adjustment on assumed debt				5,115	6,328
Total debt, net				$2,971,842	$2,700,468
Gross book value of properties encumbered by debt				$2,319,914	$2,309,100
___________________________________________________
(1)The effective interest rate for our borrowings in U.S. dollars, which was $665.0 million as of December 31, 2025, is calculated based on the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10.0 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $40.5 million as of December 31, 2025 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in euro, which was $38.8 million as of December 31, 2025 when converted to U.S. dollars, is calculated based on the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of December 31, 2025, the unused and available portions under the line of credit were approximately $255.7 million and $255.5 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties and investments in unconsolidated joint venture partnerships.
(2)The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. Total commitments for one term loan is $700.0 million, and the total commitment for the second term loan is $300.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $450.0 million in borrowings under the first term loan and $225.0 million in borrowings under the second term loan, as well as interest rate cap agreements relating to $250.0 million in borrowings under the first term loan.
(3)The effective interest rate is calculated based on Term SOFR plus a margin. As of December 31, 2025, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.65% to 2.25%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our three floating-rate mortgage notes ranging from 4.45% to 5.94% as of December 31, 2025.

(4)The weighted-average remaining term of our consolidated borrowings was 2.9 years as of December 31, 2025, excluding the impact of certain extension options.
In June 2025, we amended and restated our unsecured credit facility, by entering into a $1.0 billion revolving credit facility, a $700.0 million term loan and a second $300.0 million term loan. In connection with the amendment and restatement, we recognized $0.8 million as a loss on extinguishment of debt. The consolidated statement of cash flows also reflects $138.0 million of proceeds from and $238.0 million repayments of the term loans and $126.7 million of proceeds from and $26.7 million of repayments of the line of credit, as we evaluated the cash flow impact of commitment changes from lenders.
For the years ended December 31, 2025, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $142.1 million, $116.9 million and $85.9 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness includes $9.7 million, $14.1 million, and $5.7 million respectively, related to the amortization of our interest rate cap premiums. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).
As of December 31, 2025, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
2026	$—	$—	$479,441	$479,441
2027	—	—	228,215	228,215
2028	—	—	83,769	83,769
2029	744,349	1,000,000	355,385	2,099,734
2030	—	—	2,331	2,331
Thereafter	—	—	107,127	107,127
Total principal payments	$744,349	$1,000,000	$1,256,268	$3,000,617
___________________________________________________
(1)The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)Both term loans may each be extended pursuant to a one-year extension option, subject to certain conditions.
(3)A $475.0 million mortgage note matures in October 2026 and may be extended pursuant to three one-year extension options, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions. An $85.0 million mortgage note matures in January 2029 and may be extended pursuant to two one-year extension options, subject to certain conditions.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of December 31, 2025.
Master Repurchase Agreement
On July 10, 2025, we entered into a master repurchase agreement (the “Goldman Sachs MRA”) with Goldman Sachs Bank USA (“Goldman Sachs”), which allows us to borrow up to $500.0 million. Under the Goldman Sachs MRA, we are permitted to sell, and later repurchase, certain qualifying mortgage loans, senior notes, mezzanine loans and pari-passu participations in commercial mortgage loans and mezzanine loans approved by Goldman Sachs in its sole discretion. Borrowings under the Goldman Sachs MRA are recorded as secured financings on investments in debt-related investments on the consolidated balance sheets. The termination date of the Goldman Sachs MRA is July 10, 2026, which may be extended pursuant to a one-year extension option, subject to certain conditions. The interest rate on the Goldman Sachs MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings.

As of December 31, 2025, we had no borrowings outstanding pursuant to the Goldman Sachs MRA. For the year ended December 31, 2025, the amount of interest incurred related to our secured financings under the Goldman Sachs MRA was $2.6 million. These amounts are recorded as a component of interest expense on the consolidated statements of operations.
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
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $0.5 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).
The following table summarizes the location and fair value of our consolidated derivative instruments on our consolidated balance sheets:

	Number of Contracts	Current Notional Amount	Fair Value
($ in thousands)			Other Assets	Other Liabilities
As of December 31, 2025
Interest rate swaps designated as cash flow hedges	10	$675,000	$2,278	$1,125
Interest rate caps designated as cash flow hedges	7	778,700	3,275	—
Interest rate caps not designated as cash flow hedges	1	85,000	103	—
Total derivative instruments	18	$1,538,700	$5,656	$1,125
As of December 31, 2024
Interest rate swaps designated as cash flow hedges	10	$475,000	$6,866	$—
Interest rate caps designated as cash flow hedges	8	912,600	13,824	—
Interest rate caps not designated as cash flow hedges	1	53,700	3	—
Total derivative instruments	19	$1,441,300	$20,693	$—

The following table presents the effect of our consolidated derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Derivative instruments designated as cash flow hedges:
(Loss) gain recognized in AOCI	$(1,179)	$14,800	$6,259
Amount reclassified from AOCI as a decrease in interest expense	(5,787)	(16,650)	(17,848)
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	251,369	188,318	148,517
Derivative instruments not designated as cash flow hedges:
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	$(7)	$264	$(4,169)
Realized gain on derivative instruments recognized in other income (expenses) (2)	—	138	4,295
___________________________________________________
(1)Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.
7. DST PROGRAM
The following table summarizes our DST Program Loans as of December 31, 2025 and 2024:

($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)	Book Value	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of December 31, 2025
DST Program Loans, carried at cost	$20,637	N/A	$20,637	6.1%	7.8
DST Program Loans, carried at fair value	170,865	—	170,865	6.6	9.2
Total	$191,502	$—	$191,502	6.6%	9.1
As of December 31, 2024
DST Program Loans, carried at cost	$49,785	N/A	$49,785	6.0%	8.5
DST Program Loans, carried at fair value	71,085	(17)	71,068	7.0	9.6
Total	$120,870	$(17)	$120,853	6.6%	9.1
___________________________________________________
(1)Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of December 31, 2025 and 2024:

(in thousands)	DST Interests Sold, Net (1)	Unamortized Program Costs	Total Appreciation (2)	Unrealized Gain, Net (3)	Book Value
As of December 31, 2025
Financing obligations, carried at cost	$223,800	$(17)	$—	N/A	$223,783
Financing obligations, carried at fair value	2,070,389	N/A	N/A	$55,878	2,126,267
Total	$2,294,189	$(17)	$—	$55,878	$2,350,050
As of December 31, 2024
Financing obligations, carried at cost	$507,607	$(373)	$—	N/A	$507,234
Financing obligations, carried at fair value	877,284	N/A	N/A	$1,102	878,386
Total	$1,384,891	$(373)	$—	$1,102	$1,385,620
___________________________________________________
(1)DST Interests sold are presented net of upfront fees.
(2)Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)Represents cumulative unrealized gain or loss on financing obligations carried at fair value.
The following table presents our DST Program activity for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
DST Interests sold	$1,219,305	$797,022	$479,155
DST Interests financed by DST Program Loans	99,780	63,332	51,360
Income earned from DST Program Loans (1)	10,949	6,793	5,155
Unrealized gain (loss) on DST Program Loans (2)	17	(17)	—
Unrealized (loss) gain on financing obligations (3)	(54,776)	(2,034)	932
Gain on extinguishment of financing obligations (4)	33,407	41,050	—
Decrease in financing obligation liability appreciation (5)	—	(69)	(459)
Rent obligation incurred under master lease agreements (5)	92,937	62,549	57,916
___________________________________________________
(1)Included in other income and expenses on the consolidated statements of operations.
(2)Included in gain (loss) on financial assets on the consolidated statements of operations.
(3)Included in (loss) gain on financing obligations on the consolidated statements of operations.
(4)Included in gain (loss) on extinguishment of debt and financing obligations, net on the consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT structure.
(5)Included in interest expense on the consolidated statements of operations
We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing OP Units, cash or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the years ended December 31, 2025, 2024 and 2023, 27.8 million OP Units, 83.6 million OP Units and 27.3 million OP Units, respectively, were issued in exchange for DST Interests for a net investment of $220.7 million, $639.1 million and $228.3 million, respectively, in accordance with our UPREIT structure. In addition, we paid $0.5 million and $3.9 million in cash in exchange for DST Interests during the years ended December 31, 2025 and 2024, respectively. There was no cash paid in exchange for DST Interests during the year ended December 31, 2023
Refer to “Note 14” for detail relating to the fees paid to the Advisor, Ares Management Capital Markets LLC, the dealer manager for our securities offerings (the “Dealer Manager”) and their affiliates for raising capital through the DST Program.

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
Fair Value Measurements on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

(in thousands)	Level 1	Level 2	Level 3	Net Asset Value	Total Fair Value
As of December 31, 2025
Assets:
Derivative instruments	$—	$5,656	$—	$—	$5,656
Investments in unconsolidated joint venture partnerships	—	—	77,703	—	77,703
Debt-related investments	—	—	137,857	—	137,857
Available-for-sale debt securities	—	2,782	118,173	—	120,955
Equity securities	—	—	—	566	566
DST Program Loans	—	—	170,865	—	170,865
Total assets measured at fair value	$—	$8,438	$504,598	$566	$513,602
Liabilities:
Derivative instruments	$—	$1,125	$—	$—	$1,125
Financing obligations	—	—	2,126,267	—	2,126,267
Total liabilities measured at fair value	$—	$1,125	$2,126,267	$—	$2,127,392
As of December 31, 2024
Assets:
Derivative instruments	$—	$20,693	$—	$—	$20,693
Investments in unconsolidated joint venture partnerships	—	—	38,386	—	38,386
Debt-related investments	—	—	28,844	—	28,844
Available-for-sale debt securities	—	13,370	123,187	—	136,557
DST Program Loans	—	—	71,068	—	71,068
Total assets measured at fair value	$—	$34,063	$261,485	$—	$295,548
Liabilities:
Financing obligations	$—	$—	$878,386	$—	$878,386
Total liabilities measured at fair value	$—	$—	$878,386	$—	$878,386
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
Equity Securities. We generally value our investments using the net asset value per share equivalent calculated by the investment manager as a practical expedient to determining an independent fair value or estimates based on various valuation models of third-party pricing services, as well as internal models. We do not categorize within the fair value hierarchy investments as Level 1, Level 2 or Level 3 where fair value is measured using the net asset value per share practical expedient.
As of December 31, 2025, we held one investment in a joint venture partnership, classified as an equity security and measured using the net asset value practical expedient, which develops and operates data center properties in Japan. The joint venture partnership is closed-ended and does not permit investors to redeem their interests. We expect to receive distributions from this joint venture upon liquidation or sale of the underlying assets; however, the timing of these distributions is unknown. We did not hold any equity securities as of December 31, 2024.
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

The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2025 and 2024:

(in thousands)	Investments in Unconsolidated Joint Venture Partnerships	Debt-Related Investments	Available-For-Sale Debt Securities	DST Program Loans	Total
Balance as of December 31, 2023	$—	$—	$107,392	$7,753	$115,145
Purchases and contributions	33,952	27,974	—	63,332	125,258
Paid-in-kind interest, net of repayments	—	870	15,517	—	16,387
Distributions received	(128)	—	—	—	(128)
Loss on financial assets	—	—	—	(17)	(17)
Gain on investments in joint venture partnerships	5,220	—	—	—	5,220
Foreign currency loss on investment	(658)	—	—	—	(658)
Amortization of loan origination fees (1)	—	—	278	—	278
Balance as of December 31, 2024	$38,386	$28,844	$123,187	$71,068	$261,485
Purchases and contributions	36,977	105,764	117,878	99,780	360,399
Paid-in-kind interest, net of repayments	—	3,425	(5,594)	—	(2,169)
Distributions and principal collections received	(2,908)	—	(117,878)	—	(120,786)
(Loss) gain on financial assets	—	(176)	—	17	(159)
Gain on investments in joint venture partnerships	2,097	—	—	—	2,097
Foreign currency gain on investment	3,151	—	—	—	3,151
Amortization of loan origination fees (1)	—	—	580	—	580
Balance as of December 31, 2025	$77,703	$137,857	$118,173	$170,865	$504,598
___________________________________________________
(1)Included in debt-related income on the consolidated statements of operations.
The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs as of December 31, 2025 and 2024:

(in thousands)	Financing Obligations
Balance as of December 31, 2023	$102,045
DST Interests sold, net of upfront fees	774,307
Unrealized loss on financing obligations	2,034
Balance as of December 31, 2024	$878,386
DST Interests sold, net of upfront fees	1,193,105
Unrealized loss on financing obligations	54,776
Balance as of December 31, 2025	$2,126,267

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$77,703	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	137,857	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	118,173	Yield Method	Market Yield	Decrease
DST Program Loans	170,865	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$2,126,267	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
___________________________________________________
(1)As of December 31, 2025, the market yield used in determining the fair value of our available-for-sale debt security was 11.0%.
The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$38,386	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	28,844	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	123,187	Yield Method	Market Yield	Decrease
DST Program Loans	71,068	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$878,386	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
___________________________________________________
(1)As of December 31, 2024, the market yield used in determining the fair value of our available-for-sale debt security was 13.3%.

Financial Assets and Liabilities Not Measured at Fair Value
As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of December 31, 2025		As of December 31, 2024
(in thousands)	Level in Fair Value Hierarchy	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments (2)	3	$44,420	$43,219	$384,759	$383,490
DST Program Loans (2)	3	20,637	20,637	49,785	49,583
Liabilities:
Line of credit	3	$744,349	$744,349	$548,228	$548,228
Term loans	3	1,000,000	1,000,000	800,000	800,000
Mortgage notes	3	1,256,268	1,254,511	1,368,946	1,340,398
___________________________________________________
(1)The carrying value reflects the principal amount outstanding.
(2)Only includes instruments for which we have not elected the fair value option and do not record at fair value on the consolidated balance sheets.
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
9. INCOME TAXES
We record income tax expense on our consolidated statements of operations related to the activities of our taxable REIT subsidiaries or international activities associated with our DST Program and our investments in unconsolidated joint venture partnerships. We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2025, 2024 and 2023. We had a net deferred tax liability of approximately $6.7 million and $0.1 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we recorded $18.0 million of income tax expense, of which $6.7 million is deferred income tax expense. During the year ended December 31, 2024, we recorded $11.8 million of income tax expense. During the year ended December 31, 2023, we recorded no income tax expense. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2022.
The table below summarizes our income tax expense for the year ended December 31, 2025:

For the Year Ended
($ in thousands)	December 31, 2025
Federal	$14,540
State and local	2,162
Foreign	1,251
$17,953

The table below summarizes our income taxes paid for the year ended December 31, 2025:

For the Year Ended
($ in thousands)	December 31, 2025
Federal	$12,710
State and local	1,980
Foreign	330
$15,020
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
The following unaudited table summarizes the annual information reported to investors regarding the taxability of distributions on common stock, as a percentage of total distributions, for the years ended December 31, 2025, 2024 and 2023. This information assumes that an investor owned shares of our common stock for the full calendar years.

	For the Year Ended December 31,
	2025	2024	2023
Ordinary income	12.68%	5.79%	—%
Non-taxable return of capital	87.32	94.21	100.00
Capital gain	—	—	—
Total distributions	100.00%	100.00%	100.00%
The increase in taxable income in 2025 compared to 2024 is primarily due to a tax gain related to the activities of our taxable REIT subsidiaries associated with our DST Program, and the increase in taxable income in 2024 compared to 2023 is also primarily due to a tax gain related to the activities of our taxable REIT subsidiaries associated with our DST Program.
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
The Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares, Class E shares, Class S-PR shares, Class D-PR shares, and Class I-PR shares, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, and Class D-PR shares will be lower than the per share amount of distributions paid on Class E shares, Class I-R shares, Class I-PR shares and Class B shares because of the distribution fees payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares sold in our securities offerings. We refer to the Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares, Class E shares, Class S-PR shares, Class D-PR shares, Class I-PR shares and Class B shares collectively herein as shares of common stock.
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
During the year ended December 31, 2025, we raised gross proceeds of $135.5 million from the sale of 17.4 million shares of our common stock in our continuous securities offerings, including proceeds from our distribution reinvestment plans (“DRIP”) of $31.6 million.
Common Stock
The following table describes the number of shares of each class of our common stock, excluding Class B shares, authorized and issued and outstanding as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	100,000	22,870	100,000	26,972
Class S-R, $0.01 par value per share	100,000	36,469	100,000	43,761
Class D-R, $0.01 par value per share	100,000	5,710	100,000	6,110
Class I-R, $0.01 par value per share	600,000	62,210	600,000	58,998
Class E, $0.01 par value per share	100,000	39,812	100,000	43,190
Class S-PR, $0.01 par value per share	400,000	5,758	400,000	660
Class D-PR, $0.01 par value per share	400,000	400	400,000	13
Class I-PR, $0.01 par value per share	700,000	8,662	700,000	607

The following table describes the changes in each class of common shares, excluding Class B shares, during each of the years ended December 31, 2025, 2024 and 2023:

(in thousands)	Class T-R Shares	Class S-R Shares	Class D-R Shares	Class I-R Shares	Class E Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	Total Shares
Balance as of December 31, 2022 (1)	26,884	49,237	7,871	69,142	52,974	—	—	—	206,108
Issuance of common stock:
Primary shares	3,103	2,672	192	4,098	—	—	—	—	10,065
Distribution reinvestment plan	579	974	156	1,398	728	—	—	—	3,835
Share-based compensation	—	—	—	35	—	—	—	—	35
Redemptions of common stock	(1,753)	(4,793)	(907)	(9,881)	(5,481)	—	—	—	(22,815)
Conversions	(381)	55	(382)	719	(11)	—	—	—	—
Balance as of December 31, 2023 (1)	28,432	48,145	6,930	65,511	48,210	—	—	—	197,228
Issuance of common stock:
Primary shares	610	578	70	1,277	—	657	13	606	3,811
Distribution reinvestment plan	661	1,107	160	1,508	731	3	—	1	4,171
Share-based compensation	—	—	—	38	—	—	—	—	38
Redemptions of common stock	(1,989)	(5,520)	(1,035)	(10,642)	(5,751)	—	—	—	(24,937)
Conversions	(742)	(549)	(15)	1,306	—	—	—	—	—
Balance as of December 31, 2024	26,972	43,761	6,110	58,998	43,190	660	13	607	180,311
Issuance of common stock:
Primary shares	—	—	—	—	—	5,011	400	7,942	13,353
Distribution reinvestment plan	592	974	140	1,516	669	87	—	118	4,096
Share-based compensation	—	—	—	42	—	—	—	—	42
Redemptions of common stock	(1,456)	(4,786)	(540)	(5,064)	(4,047)	—	(13)	(5)	(15,911)
Conversions	(3,238)	(3,480)	—	6,718	—	—	—	—	—
Balance as of December 31, 2025	22,870	36,469	5,710	62,210	39,812	5,758	400	8,662	181,891
____________________________________________________
(1)There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Distribution Fees (3)	Gross Distributions (4)
2025
March 31	$0.10000	$9,036	$15,880	$7,679	$1,146	$33,741
June 30	0.10000	8,939	15,707	7,758	1,143	33,547
September 30	0.10350	9,260	16,132	8,132	1,156	34,680
December 31	0.10350	11,110	16,926	8,211	1,149	37,396
Total	$0.40700	$38,345	$64,645	$31,780	$4,594	$139,364
2024
March 31	$0.10000	$10,013	$8,577	$8,238	$1,317	$28,145
June 30	0.10000	9,787	9,865	8,046	1,254	28,952
September 30	0.10000	9,449	13,214	7,888	1,204	31,755
December 31	0.10000	9,211	15,018	7,754	1,184	33,167
Total	$0.40000	$38,460	$46,674	$31,926	$4,959	$122,019
2023
March 31	$0.09375	$9,912	$5,271	$8,009	$1,461	$24,653
June 30	0.09375	9,896	5,510	7,974	1,463	24,843
September 30	0.10000	10,335	6,451	8,431	1,430	26,647
December 31	0.10000	10,127	7,739	8,317	1,387	27,570
Total	$0.38750	$40,270	$24,971	$32,731	$5,741	$103,713
____________________________________________________
(1)Amount reflects the total gross quarterly distribution rate authorized by our board of directors per Class T-R share, per Class S-R share, per Class D-R share, per Class I-R share, per Class E share, per Class S-PR share, per Class D-PR share, per Class I-PR share and per Class B share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)Distribution fees are paid monthly to the Dealer Manager, with respect to Class T-R shares, Class S-R shares and Class D-R shares, Class S-PR shares and Class D-PR shares. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.

Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2025, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Year Ended December 31,
(in thousands, except for per share data)	2025	2024	2023
Number of shares redeemed or repurchased	15,911	24,937	22,815
Aggregate dollar amount of shares redeemed or repurchased	$122,486	$191,630	$193,859
Average redemption or repurchase price per share	$7.70	$7.69	$8.50
11. REDEEMABLE COMMON STOCK
In addition to our continuous securities offerings, we may also conduct private placements of securities to one or more investors. On October 17, 2025, we entered into a subscription agreement with Apogee SPV, an affiliate of the Advisor, pursuant to which we issued and sold 25.4 million Class B shares of our common stock to Apogee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $200.0 million. The Class B shares have identical rights and privileges to the other classes of our common stock, except that holders of Class B shares are not entitled to vote such shares on any matter upon which our stockholders are entitled to vote and holders of Class B shares have the ability to, after a three-year lock up period from the issuance date, redeem up to $5.0 million of shares per quarter, with such redemptions not subject to, nor eligible for redemption under, the terms of our share redemption program. The holder of these Class B shares also has the ability, from time to time, to require us to exchange these Class B shares for Class I-PR shares of our common stock on a one-for-one basis and up to an amount that, after giving effect to such exchange, would cause the holder to beneficially own no more than 4.90% of the number of shares of our common stock with voting rights.
As of December 31, 2025, we were authorized to sell 300.0 million shares of Class B common stock and 25.4 million shares were issued and outstanding as of this date.
The following table summarizes the redeemable common stock activity for our Class B shares of common stock for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of the year	$—	$—
Issuance of redeemable common stock	200,000	—
Distributions to redeemable common stock	(1,753)	—
Net loss attributable to redeemable common stock	(1,633)	—
Change from securities and cash flow hedging activities attributable to redeemable common stock	36	—
Redemption value allocation adjustment to redeemable common stock (1)	6,491	—
Ending balance	$203,141	$—
________________________________________________
(1)Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.
12. REDEEMABLE NONCONTROLLING INTERESTS
The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership. As of December 31, 2025 and 2024, we had redeemable OP Units outstanding of 1.1 million and 1.2 million, respectively.

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of the year	$9,381	$11,746
Distributions to redeemable noncontrolling interests	(474)	(544)
Redemptions of redeemable noncontrolling interests	(1,500)	(1,500)
Net loss attributable to redeemable noncontrolling interests	(431)	(273)
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	(25)	(7)
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	1,448	(41)
Ending balance	$8,399	$9,381
____________________________________________________
(1)Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.
13. NONCONTROLLING INTERESTS
OP Units
As of December 31, 2025 and 2024, the Operating Partnership had issued OP Units to third-party investors, representing 46.4% and 46.6%, respectively, of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders).
The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of period	158,239	78,737	55,079
Issuance of units	27,799	83,572	27,274
Redemption of units	(5,792)	(4,070)	(3,616)
Balance at end of period	180,246	158,239	78,737
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the years ended December 31, 2025, 2024 and 2023, the aggregate amount of OP Units redeemed was $44.8 million, $31.4 million, and $30.9 million, respectively. The estimated maximum redemption value (unaudited) of the aggregate outstanding OP Units issued to third-party investors as of December 31, 2025 and 2024 was $1.44 billion and $1.19 billion, respectively.
14. RELATED PARTY TRANSACTIONS
We rely on the Advisor, a related party, to manage our day-to-day activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement, by and among us, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends April 30, 2026, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager, which is also a related party, provides dealer manager services in connection with our securities offerings pursuant to the terms of that certain Amended and Restated Dealer Manager Agreement, effective December 19, 2025 (the “Dealer Manager Agreement”) by and among us and the Dealer Manager. The Advisor is directly or indirectly majority owned, controlled and/or managed by Ares. The Advisor, the Sponsor and the Dealer Manager receive compensation from us in the form of fees and expense reimbursements for certain services relating to our securities offerings and for the investment and management of our assets and our other activities and operations.
Advisory Agreement, Dealer Manager Agreement and Operating Partnership Agreement
The following is a description of the fees and expense reimbursements payable to the Advisor and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, or the Partnership Agreement, and is qualified in its entirety by reference to such agreements, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.
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

	Class T-R		Class S-R	Class D-R	Class I-R
Selling commissions (as % of transaction price)	up to 3.00%	*	up to 3.50%	—%	—%
Dealer manager fees (as % of transaction price)	up to 1.50%	*	—%	—%	—%
Distribution fees (as % of NAV per annum)	0.85%		0.85%	0.25%	—%
____________________________________________________
*The sum of upfront selling commissions and upfront dealer manager fees on Class T-R shares may not exceed 3.50% of the offering price.
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

	Class S-PR		Class D-PR	Class I-PR
Selling commissions (as % of transaction price)	up to 3.00%	*	up to 1.50%	—%
Dealer manager fees (as % of transaction price)	up to 1.50%	*	—%	—%
Distribution fees (as % of NAV per annum)	0.85%		0.25%	—%
____________________________________________________
*The sum of upfront selling commissions and upfront dealer manager fees on Class S-PR shares may not exceed 3.50% of the offering price.
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

The performance participation allocation is a performance-based amount that will be paid to the Advisor. This amount is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third-party investors) in any calendar year such that the Advisor will receive the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance participation allocation equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance participation allocation. The loss carryforward is zero as of December 31, 2025. Additionally, the Advisor will provide us with a waiver of a portion of its fees generally equal to the amount of the performance participation allocation that would have been payable with respect to the Class E shares and the Series 1 Class E OP Units held by third parties until the NAV of such shares or units exceeds $10.00 a share or unit, the benefit of which will be shared among all holders of Fund Interests. As of December 31, 2025, all of the Class E OP Units issued and outstanding to third-party investors are Series 1 Class E OP Units. Refer to “Note 13” for detail regarding the Class E OP Units.
The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I-R OP units or cash, at the election of the Advisor. As the performance hurdle was achieved as of December 31, 2025, we recognized approximately $16.5 million of performance participation allocation expense in our consolidated statements of operations. The performance hurdle was not achieved as of December 31, 2024 and 2023, therefore no performance participation allocation expense was recognized in our consolidated statements of operations for the years ended December 31, 2024 and 2023.
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
DST Program
DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 7,” Ares Diversified Real Estate Exchange LLC (formerly known as Black Creek Exchange LLC, “ADREX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $5.0 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through fees and expenses paid by the investors at the time of investment, or deductions from distributions paid to such investors.
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

Pursuant to the Advisory Agreement, DST Properties are included when calculating the fixed advisory fee and the performance participation allocation due to the Advisor. Furthermore, because the Advisor funds certain Dealer Manager distribution-related personnel costs that are not reimbursed under the DST Program dealer manager agreement, we have also agreed to pay the Advisor a fee equal to the fee paid by DST Program investors for these costs, which is up to 1.5% of the total equity amount paid for the interests.
DST Manager Fees. ADREX Manager LLC (formerly known as BC Exchange Manager LLC, the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC Exchange Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, ADREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing management, oversight and administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The DST Advisor will receive, through the DST Manager, an annual management fee equal to 1.0% of the gross rents payable to the trust for the respective year. The management fee compensates the DST Advisor for the fee-related services rendered in connection with the management and oversight of the trust, including overseeing the investment strategy of the trust and monitoring the operating performance of the DST Property. The DST Advisor will also (i) be reimbursed for certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (ii) receive up to 1.0% of the gross equity proceeds as compensation for developing and maintaining the DST Program technology and intellectual property. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, cash, or a combination of OP Units and cash, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption may be paid to DST Manager (or such other amount as may be set forth in the applicable DST Program offering documents).
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

Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of December 31,
(in thousands)	2025	2024	2023	2025	2024
Selling commissions and dealer manager fees (1)	$428	$282	$1,189	$—	$—
Ongoing distribution fees (1)(2)	10,721	9,631	8,896	1,169	906
Advisory fees—fixed component	51,296	40,786	38,645	4,984	3,646
Performance participation allocation (3)	16,544	—	—	16,544	—
Other fees and expense reimbursements—Advisor (4)(5)	14,182	13,831	13,788	8,980	6,074
Other expense reimbursements—Dealer Manager	250	281	335	48	125
Property management fee (6)	3,079	2,070	1,884	355	187
DST Program selling commissions, dealer manager and distribution fees (1)	15,438	12,468	9,693	1,071	501
Other DST Program related costs—Advisor (5)	16,837	11,992	8,114	317	179
Total	$128,775	$91,341	$82,544	$33,468	$11,618
____________________________________________________
(1)All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $73.0 million and $69.9 million as of December 31, 2025 and 2024, respectively.
(3)The 2025 performance participation allocation in the amount of $16.5 million become payable on December 31, 2025. At the election of the Advisor, $9.3 million was settled in cash in January 2026, and the remaining balance of $7.2 million was settled through the issuance of 0.9 million OP Units in February 2026. The performance hurdle was not met for the years ended December 31, 2024 and 2023, and therefore no performance participation allocation expense was recognized during those years.
(4)Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
(5)Includes costs reimbursed to the Advisor related to the DST Program.
(6)The cost of the property management fee, including the property accounting and construction management fees, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain circumstances, we may pay a portion of the property management fee, including the property accounting and construction management fees, without reimbursement from the tenant or tenants at a real property. For certain properties, an affiliate of the Advisor provides property management, construction management and property accounting services, and receives the full property management fee, including the property accounting and construction management fees.
Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the years ended December 31, 2025, 2024 and 2023, were approximately $12.7 million, $12.5 million and $12.6 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.
Advisory Agreement
Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor previously entered into that certain Second Amended and Restated Advisory Agreement (2024), effective as of August 2, 2024 (the “2024 Advisory Agreement”). The term of the 2024 Advisory Agreement continued through April 30, 2025, subject to an unlimited number of successive one-year renewals. Ares Real Estate Income Trust Inc., the Operating Partnership and the Advisor renewed the 2024 Advisory Agreement on substantially the same terms through April 30, 2026, by entering into the Amended and Restated Advisory Agreement (2025) (the “2025 Advisory Agreement”), effective as of April 30, 2025.

In addition to the renewal, the 2025 Advisory Agreement amended the 2024 Advisory Agreement to reflect certain immaterial amendments to clarify the descriptions of certain services that will continue to be provided by the Advisor and certain fees and expenses for which the Advisor will continue to be paid and/or reimbursed, as well as to clarify the meanings of certain defined terms.
Limited Partnership Agreement
On October 15, 2025, the Company and AREIT Incentive Fee LP, an affiliate of our Advisor, replaced the then-current limited partnership agreement of the Operating Partnership, by entering into the Fourteenth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”). The Amended OP Agreement reflects changes corresponding to the creation of the Company's Class B shares of common stock and other immaterial changes.
Transactions with Affiliates
We initially contributed $2,000 into the Operating Partnership in exchange for 200 OP Units, representing the sole general partner interest in the Operating Partnership. Subsequently, we contributed 100% of the gross proceeds received from our securities offerings of common stock to the Operating Partnership in exchange for OP Units representing our interest as a limited partner of the Operating Partnership. As of December 31, 2025 and 2024, we held a 53.4% and 53.1%, respectively, limited partnership interest in the Operating Partnership. The remaining limited partnership interests in the Operating Partnership are held by third-party investors, which are classified as noncontrolling interests on the consolidated balance sheets. See “Note 13” for detail regarding our noncontrolling interests.
Apogee SPV Investment
On October 17, 2025, we entered into a subscription agreement with Apogee SPV, an affiliate of the Advisor. Pursuant to the subscription agreement, on November 3, 2025, we issued and sold to Apogee SPV 25.4 million Class B shares in a private placement that generated gross aggregate proceeds of $200.0 million, capitalized by the Sponsor and an institutional investor for the securities. The Class B shares purchased by Apogee SPV are subject to a three-year lock-up from the date of purchase. Apogee SPV has the ability to, after this three-year lock up period, redeem up to $5.0 million of shares per quarter, with such redemptions not subject to, nor eligible for redemption under, the terms of our share redemption program. The Apogee SPV also has the ability to, from time to time, require us to exchange its Class B shares for Class I-PR shares of our common stock on a one-for-one basis, up to an amount that, after giving effect to such exchange would beneficially cause Apogee SPV to beneficially own no more than 4.90% of the number of share of common stock with voting rights.
Student Housing Investment Arrangement
It is currently contemplated that the Company may enter into a Project Specialist arrangement in student housing investments. Under this arrangement, affiliates of Timberline Real Estate Ventures (“Timberline”), a fully integrated, operationally focused privately held real estate operator and investment manager specializing in the development, acquisition and operation of student housing, multifamily, and mixed-use retail/residential communities, will enter into a joint venture with affiliates of the Advisor to create a Product Specialist (collectively, with its affiliated entities, the “Student Housing Product Specialist”). For each student housing investment by the Company made through the Student Housing Product Specialist, the Student Housing Product Specialist will be retained under a management services agreement, engaged as property manager under a property management agreement and receive a profits interest through the Operating Partnership in such investment. The Student Housing Product Specialist will be paid fees for the services it provides. The Advisor or its affiliates will have an economic interest in these agreements except the profits interests, with respect to which the Advisor and its affiliates will have no economic interest. With respect to each student housing investment made under this arrangement, an affiliate of the Student Housing Project Specialist will receive a profits interest through the Operating Partnership. As of and for the year ended December 31, 2025 and 2024, there have been no student housing investments made through this arrangement nor have any fees been incurred with the Student Housing Product Specialist.
Mortgage Loan Origination Program
On November 15, 2024, our board of directors approved a mortgage loan origination program (the “Origination Program”), pursuant to which our Advisor has been delegated authority to originate and sell mortgage loans. The purpose of the Origination Program is to allow us to earn origination fees for originating mortgage loans. Our intention is to sell such mortgage loans to another party within a short period. When sold, a portion of the origination fees earned may be passed onto the subsequent purchaser of the loan. Under the terms of the Origination Program, loans may be sold to affiliates of the Advisor, including joint venture partnerships in which we have an interest, provided each party is responsible for their own expenses and there are no transaction, management or other fees paid by us (apart from fees and expenses it pays pursuant to the Advisory Agreement with our Advisor). We may have a direct or indirect interest in an Ares-managed fund or investment program that acquires such loans. The Origination Program authorizes the Advisor to approve co-lending arrangements for mortgage loans originated under the program, including with affiliates of the Advisor that may also originate portions of these mortgage loans to earn origination fees alongside us, pursuant to which we may originate a portion of a larger mortgage loan. Each co-lender must be responsible for their own expenses and there may be no transaction, management or other fees paid by us to the other co-lenders (apart from fees and expenses it pays pursuant to the Advisory Agreement with our Advisor). During the year ended December 31, 2025, we sold 11 loans, including one loan which was held for sale as of December 31, 2024, totaling $1.05 billion, equal to the carrying cost of the debt-related investments on the dates of sale, to a joint venture partnership in which we have an ownership interest. During the year ended December 31, 2024, we had not sold any mortgage loans originated under the Origination Program to any affiliates of our Advisor.
15. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net loss attributable to common stockholders—basic	$(68,004)	$(37,135)	$(62,427)
Net loss attributable to redeemable noncontrolling interests	(431)	(273)	(597)
Net loss attributable to dilutive noncontrolling interests	(58,502)	(19,935)	(20,189)
Net loss attributable to common stockholders—diluted	$(126,937)	$(57,343)	$(83,213)
Weighted-average shares outstanding—basic	183,522	188,336	203,291
Incremental weighted-average shares effect of conversion of noncontrolling interests	158,847	116,843	64,265
Weighted-average shares outstanding—diluted	342,369	305,179	267,556
Net loss per share attributable to common stockholders:
Basic	$(0.37)	$(0.20)	$(0.31)
Diluted	$(0.37)	$(0.20)	$(0.31)

16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash activities:
Interest paid related to consolidated indebtedness	$132,449	$99,434	$78,260
Interest paid related to DST Program	81,339	62,618	55,586
Interest paid related to secured financings	2,602	—	—
Cash paid for income taxes	15,020	8,225	—
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	31,596	32,112	32,618
Increase in distribution fees payable to affiliates	3,052	3,266	5,737
Increase in DST Program Loans through sale of DST Interests	99,780	63,332	51,360
Issuances of OP Units for DST Interests	220,738	639,102	228,301
Changes in assets, liabilities and noncontrolling interests from consolidation of joint venture partnership:
Net investment in real estate properties	—	75,506	—
Other assets	—	1,052	—
Accounts payable and accrued expenses	—	(550)	—
Debt, net	—	(51,471)	—
Other liabilities	—	(297)	—
Noncontrolling interests	—	(4,033)	—
Restricted Cash
Restricted cash consists of lender, insurance, property, and debt-related investment escrow accounts, utility and financing deposits, as well as investor funds received related to pending DST Interest sales. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning of period:
Cash and cash equivalents	$19,554	$15,052	$13,336
Restricted cash	7,865	4,614	3,850
Cash, cash equivalents and restricted cash	$27,419	$19,666	$17,186
End of period:
Cash and cash equivalents	$40,059	$19,554	$15,052
Restricted cash	5,693	7,865	4,614
Cash, cash equivalents and restricted cash	$45,752	$27,419	$19,666
17. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters
A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2025.
Unfunded Commitments
As of December 31, 2025, we had unfunded commitments of $442.0 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.
18. SEGMENT FINANCIAL INFORMATION
Our seven reportable segments are residential properties, industrial properties, retail properties, office properties, data center properties, other properties and investments in real estate debt and securities. Factors used to determine our reportable segments include the physical and economic characteristics of our properties and/or investments and the related operating activities. Our chief operating decision maker (“CODM”) is Jay W. Glaubach, Partner and Co-President.
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
The following table reflects our total consolidated assets by segment as of December 31, 2025 and 2024:

	As of
(in thousands)	December 31, 2025	December 31, 2024 (1)
Assets:
Residential properties	$2,317,415	$2,126,453
Industrial properties	2,297,995	1,664,506
Retail properties	485,687	497,184
Office properties	325,218	367,025
Data center properties	688,390	—
Other properties (2)	169,768	149,847
Investments in real estate debt and securities	303,232	353,258
Total segment assets	6,587,705	5,158,273
Corporate	680,819	572,976
Total assets	$7,268,524	$5,731,249
____________________________________________________
(1)As of December 31, 2024, our debt-related investments classified as held for sale are included in the corporate grouping.
(2)Includes self-storage properties.
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
The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss attributable to common stockholders	$(68,004)	$(37,135)	$(62,427)
Real estate-related depreciation and amortization	196,808	152,777	149,985
General and administrative expenses	13,662	12,808	11,824
Advisory fees	51,296	40,786	38,645
Performance participation allocation	16,544	—	—
Acquisition costs and reimbursements	6,868	7,034	7,034
Valuation allowance on debt-related investment	—	—	(1,799)
(Income) loss from unconsolidated joint venture partnerships	(48,568)	(14,531)	3,578
Interest expense	251,369	188,318	148,517
Gain on sale of real estate property	(57,200)	(12,913)	(36,884)
(Gain) loss on financial assets	(407)	17	—
Loss (gain) on financing obligations	54,776	2,034	(932)
(Gain) loss on extinguishment of debt and financing obligations, net	(32,741)	(41,050)	700
Loss (gain) on derivative instruments	7	(402)	(126)
Provision for current expected credit losses	(464)	(1,533)	1,997
Other income and expenses	(11,134)	(6,583)	(4,950)
Income tax expense	17,953	11,842	—
Net loss attributable to redeemable noncontrolling interests	(431)	(273)	(597)
Net loss attributable to noncontrolling interests	(58,751)	(19,935)	(20,189)
Net operating income	$331,583	$281,261	$234,376

The following table sets forth consolidated financial results by segment for the years ended December 31, 2025, 2024 and 2023:

(in thousands)	Residential	Industrial	Retail	Office	Data Center	Other Properties	Debt and Securities	Consolidated
2025
Rental revenues	$177,232	$150,831	$60,405	$48,660	$2,039	$13,437	$—	$452,604
Debt-related income	—	—	—	—	—	—	46,231	46,231
Rental expenses	(86,490)	(36,061)	(16,030)	(22,932)	(108)	(5,631)	—	(167,252)
Net operating income	$90,742	$114,770	$44,375	$25,728	$1,931	$7,806	$46,231	$331,583
2024
Rental revenues	$140,014	$112,376	$61,206	$50,103	$—	$7,152	$—	$370,851
Debt-related income	—	—	—	—	—	—	46,642	46,642
Rental expenses	(66,268)	(27,817)	(15,880)	(23,422)	—	(2,845)	—	(136,232)
Net operating income	$73,746	$84,559	$45,326	$26,681	$—	$4,307	$46,642	$281,261
2023
Rental revenues	$120,706	$91,145	$58,916	$51,096	$—	$132	$—	$321,995
Debt-related income	—	—	—	—	—	—	31,175	31,175
Rental expenses	(57,923)	(20,083)	(15,575)	(25,165)	—	(48)	—	(118,794)
Net operating income	$62,783	$71,062	$43,341	$25,931	$—	$84	$31,175	$234,376
19. SUBSEQUENT EVENTS
Issuance of OP Units
On March 1, 2026, 22.6 million OP Units were issued in exchange for DST Interests for a net investment of $183.2 million in accordance with our UPREIT structure. In addition, we paid $1.6 million in cash in exchange for DST Interests. The net carrying value of the related financing obligation liability and DST Program Loans was $203.2 million as of the date the OP Units were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.               OTHER INFORMATION
Distribution Reinvestment Plan Suitability Requirement
Pursuant to the terms of our distribution reinvestment plans (“DRIP”), participants in the DRIP must promptly notify us if at any time they fail to meet the current suitability requirements for making an investment in us.
The current suitability standards for Class E stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class E prospectus on file at www.sec.gov.
The current suitability standards for Class T-R, Class S-R, Class D-R and Class I-R stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class T-R, Class S-R, Class D-R and Class I-R DRIP-only fourth public offering prospectus on file at www.sec.gov.
Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRIP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements—The financial statements are included under Item 8 of this report.
2. Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):
Schedule III—Real Estate and Accumulated Depreciation.
All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.
(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1	Second Articles of Restatement. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.2	Articles of Amendment, filed October 14, 2025. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

3.3	Articles Supplementary, filed October 14, 2025. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

3.4	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

4.1	Sixth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report filed with the SEC on August 6, 2024.

4.2	Private Offering Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

4.3
Fifth Amended and Restated Share Redemption Program, effective as of October 17, 2025. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

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

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

4.6*	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.

10.1	Amended and Restated Advisory Agreement (2025), effective as of April 30, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2025.

10.2
Form of Indemnification Agreement for officers and directors. Incorporated by reference to Exhibit 10.4 to Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-125338) filed with the SEC on January 13, 2006.

10.3
Subscription Agreement by and between Ares Real Estate Income Trust Inc. and Ares Apogee Finance HoldCo L.P., dated October 17, 2025. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

10.4	Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2025.

10.5
Form of Independent Director Restricted Stock Unit Notice and Independent Director Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2025.

Exhibit Number	Description
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

10.17
Fourteenth Amended and Restated Limited Partnership Agreement of AREIT Operating Partnership LP dated as of October 15, 2025. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

10.18
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

10.19
Real Estate Purchase and Sale Agreement, dated April 7, 2022, for the purchase of the Sherman Portfolio. Incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 48 to Registration Statement on Form S-11 (File No. 333-222630) filed with the SEC on April 14, 2022.

10.20
First Amendment to Credit Agreement, dated as of July 18, 2022, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP), the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

Exhibit Number	Description
10.21
Fourth Amended and Restated Credit and Term Loan Agreement, dated as of June 18, 2025, by and among AREIT Operating Partnership LP, as borrower, and Bank of America, N.A, as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 25, 2025.

10.22	Form of Profit Interest Grant Letter. Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 13, 2024.

10.23	Form of Property Management Agreement. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

10.24	Form of Management Services Agreement. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2023.

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

10.26
Fourth Amendment to Third Amended and Restated Credit and Term Loan Agreement, dated as of June 27, 2024, among AREIT Operating Partnership LP (f/k/a Black Creek Diversified Property Operating Partnership LP) and Bank of America, N.A, as Administrative Agent. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024.

10.27
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

10.28*
Amended and Restated Dealer Manager Agreement, dated December 19, 2025 and effective as of January 2, 2026, by and among Ares Real Estate Income Trust Inc., Ares Wealth Management Solutions, LLC and Ares Management Capital Markets LLC.

19.1	Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on March 6, 2025.

21.1*	List of Subsidiaries of Ares Real Estate Income Trust Inc.

23.1*	Consent of KPMG LLP.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2025.

101	The following materials from Ares Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026 , formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________________________________
*Filed or furnished herewith.

ARES REAL ESTATE INCOME TRUST INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2025

				Initial Cost to Company				Gross Amount Carried at December 31, 2025
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5, 6)	Acquisition Date
Residential properties:
The Daley	Rockville, MD	4	$58,905	$15,139	$80,500	$95,639	$1,648	$15,139	$82,148	$97,287	$(16,671)	7/2/2019
Juno Winter Park	Winter Park, FL	1	46,306	9,129	75,420	84,549	1,346	9,129	76,766	85,895	(14,315)	7/9/2019
Perimeter	Sandy Springs, GA	1	67,682	17,407	99,763	117,170	1,143	17,407	100,906	118,313	(19,268)	12/19/2019
The Palms	Davie, FL	15	62,154	18,737	60,475	79,212	4,207	18,737	64,682	83,419	(12,048)	11/3/2020
oLiv Tucson	Tucson, AZ	1	85,000	—	125,003	125,003	1,017	—	126,020	126,020	(15,079)	10/20/2021
Arabelle Clearwater	Clearwater, FL	10	60,843	11,633	104,719	116,352	349	11,633	105,068	116,701	(13,197)	11/30/2021
Vue 1400	West Palm Beach, FL	1	51,551	12,835	69,800	82,635	299	12,835	70,099	82,934	(9,187)	12/21/2021 (7)
Arabelle Riverwalk	Tampa Bay, FL	1	117,063	20,005	214,045	234,050	912	20,005	214,957	234,962	(25,243)	12/28/2021
Skye 750	King of Prussia, PA	1	—	12,535	80,310	92,845	770	12,535	81,080	93,615	(9,993)	1/5/2022
Arabelle City Center	Pembroke, FL	11	—	15,776	141,006	156,782	3,116	15,776	144,122	159,898	(16,559)	4/12/2022
Dallas Cityline	Richardson, TX	1	—	6,281	104,812	111,093	1,320	6,281	106,132	112,413	(12,642)	4/13/2022
Dallas Wycliff	Dallas, TX	3	—	14,021	80,062	94,083	2,144	14,021	82,206	96,227	(10,034)	4/13/2022
Dallas Maple District	Dallas, TX	2	—	14,725	78,364	93,089	1,440	14,725	79,804	94,529	(9,487)	4/13/2022
San Vance	San Antonio, TX	14	—	8,860	68,726	77,586	801	8,860	69,527	78,387	(8,964)	4/13/2022
San Stone Oak	San Antonio, TX	15	27,697	4,569	68,036	72,605	982	4,569	69,018	73,587	(8,725)	4/13/2022
Arabelle Lincoln Station	Denver, CO	1	—	5,798	74,288	80,086	1,117	5,798	75,405	81,203	(5,687)	8/16/2023
BLVD Dallas	Dallas, TX	7	—	7,752	50,298	58,050	2,398	7,752	52,696	60,448	(4,203)	9/15/2023
Regency at Johns Creek Walk	Atlanta, GA	5	—	9,150	50,665	59,815	2,384	9,150	53,049	62,199	(4,089)	11/6/2023
CERU Boca Raton	Boca Raton, FL	1	—	12,766	126,952	139,718	542	12,766	127,494	140,260	(7,456)	5/15/2024
Mercury NoDa	Charlotte, NC	1	—	8,465	64,149	72,614	1,473	8,465	65,622	74,087	(2,936)	11/13/2024
The Artizia at Loso	Charlotte, NC	1	—	12,471	83,260	95,731	487	12,471	83,747	96,218	(3,647)	11/19/2024
Everlight	Redmond, WA	1	—	19,352	104,018	123,370	581	19,352	104,599	123,951	(4,405)	12/4/2024
Zaterra	Chandler, AZ	31	—	12,682	125,033	137,715	217	12,682	125,250	137,932	(3,620)	5/14/2025
Eden at Lakeview	Atlanta, GA	4	—	7,078	105,374	112,452	87	7,078	105,461	112,539	(2,526)	7/30/2025
Total residential properties		133	$577,201	$277,166	$2,235,078	$2,512,244	$30,780	$277,166	$2,265,858	$2,543,024	$(239,981)

Industrial properties:
Vasco Road	Livermore, CA	1	$17,435	$4,880	$12,019	$16,899	$91	$4,880	$12,110	$16,990	$(4,342)	7/21/2017
Northgate	North Las Vegas, NV	1	22,605	3,940	20,715	24,655	115	3,943	20,827	24,770	(6,702)	7/26/2017
Stafford Grove	Stafford, TX	3	28,525	8,540	28,879	37,419	3,925	8,586	32,758	41,344	(10,054)	4/9/2018
Kaiser Business Center	Folcroft, PA	2	17,739	6,140	12,730	18,870	2,190	6,140	14,920	21,060	(4,868)	12/10/2018
Tri-County DC	Schertz, TX	1	16,819	2,346	18,400	20,746	1,242	2,346	19,642	21,988	(5,199)	2/13/2019
Florence Logistics Center	Florence, KY	1	14,358	1,791	16,968	18,759	217	1,791	17,185	18,976	(4,742)	5/14/2019
World Connect Logistics Center	Indianapolis, IN	1	32,386	4,983	39,172	44,155	583	4,983	39,755	44,738	(10,356)	9/27/2019
Tri-County DC II A	Schertz, TX	1	9,004	1,280	8,562	9,842	544	1,280	9,106	10,386	(2,602)	10/1/2019
Aurora DC	Aurora, IL	1	7,562	1,681	6,887	8,568	1,059	1,681	7,946	9,627	(2,596)	12/13/2019
Railhead DC	Dallas/Fort Worth, TX	1	—	2,102	17,475	19,577	212	2,102	17,687	19,789	(4,617)	2/4/2020
Tri-County DC II B	Schertz, TX	1	2,393	455	2,429	2,884	166	455	2,595	3,050	(733)	2/14/2020
Sterling IC	Washington, DC	1	3,488	1,976	3,369	5,345	176	1,976	3,545	5,521	(908)	3/25/2020
Clayton Commerce Center	Atlanta, GA	1	48,013	7,403	51,886	59,289	7,196	7,403	59,082	66,485	(17,066)	6/26/2020
Bay Area Commerce Center	East Bay, CA	1	30,984	10,135	38,672	48,807	1,699	10,135	40,371	50,506	(7,976)	8/27/2020
Air Tech DC	Louisville, KY	2	3,019	615	18,471	19,086	684	616	19,154	19,770	(4,414)	10/16/2020
East Columbia IC	Portland, OR	2	11,620	3,352	11,726	15,078	644	3,352	12,370	15,722	(4,273)	12/2/2020
Plainfield LC	Indianapolis, IN	1	11,711	2,514	17,260	19,774	70	2,514	17,330	19,844	(3,239)	12/16/2020
395 LC	Reno, NV	1	54,407	6,752	61,784	68,536	1,096	6,752	62,880	69,632	(13,283)	12/21/2020
Radar Distribution Center	Northampton, PA	1	25,911	7,167	42,373	49,540	750	7,167	43,123	50,290	(6,701)	3/31/2021
Intermountain Space Center	Salt Lake City, UT	1	44,509	14,786	48,645	63,431	3,616	14,786	52,261	67,047	(15,714)	6/30/2021

				Initial Cost to Company				Gross Amount Carried at December 31, 2025
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5, 6)	Acquisition Date
Airway Industrial Park	San Diego, CA	1	22,439	5,740	18,616	24,356	2,096	5,740	20,712	26,452	(3,381)	7/9/2021
Greenwood Business Center	Greenwood, IN	1	—	858	16,251	17,109	69	858	16,320	17,178	(3,596)	8/2/2021
25 Linden Industrial Center	Jersey City, NJ	1	16,722	7,764	9,576	17,340	265	7,764	9,841	17,605	(3,399)	8/31/2021
Little Orchard Business Park	San Jose, CA	4	50,472	51,265	48,147	99,412	2,361	51,265	50,508	101,773	(16,203)	9/8/2021
Tustin Business Center	Tustin, CA	2	22,070	22,734	12,233	34,967	517	22,734	12,750	35,484	(3,567)	9/22/2021
Campus Drive IC	Burlington, NJ	1	4,086	2,364	4,288	6,652	45	2,364	4,333	6,697	(1,250)	10/7/2021
Long Island Logistics Center	Islandia, NY	1	13,155	4,927	16,198	21,125	406	4,927	16,604	21,531	(4,151)	12/9/2021
Phoenix IC	Phoenix, AZ	1	11,619	4,709	12,895	17,604	359	4,709	13,254	17,963	(3,864)	12/13/2021
Tempe IC	Tempe, AZ	1	18,259	3,628	24,857	28,485	395	3,628	25,252	28,880	(6,336)	12/13/2021
Las Vegas IC	Las Vegas, NV	2	6,148	2,623	6,186	8,809	212	2,623	6,398	9,021	(1,550)	12/13/2021
General Washington IC	Alexandria, VA	1	7,076	2,452	8,599	11,051	852	2,452	9,451	11,903	(2,110)	1/7/2022
Western Food Center	Denver, CO	2	21,332	10,399	28,989	39,388	306	10,399	29,295	39,694	(7,577)	1/14/2022
Orlando LC I & II	Orlando, FL	2	—	8,975	88,020	96,995	3,053	8,975	91,073	100,048	(13,835)	2/17/2022
Orlando LC III & IV	Orlando, FL	2	24,099	3,198	40,505	43,703	1,438	3,198	41,943	45,141	(6,406)	2/17/2022
Orlando LC V	Orlando, FL	1	—	1,939	33,219	35,158	801	1,939	34,020	35,959	(7,736)	2/17/2022
Orlando LC VI	Orlando, FL	1	—	3,405	26,043	29,448	188	3,405	26,231	29,636	(4,563)	2/17/2022
Orlando LC VII	Orlando, FL	1	—	3,156	20,404	23,560	936	3,156	21,340	24,496	(5,760)	2/17/2022
Gillingham IC	Sugarland, TX	1	11,988	2,283	18,268	20,551	68	2,283	18,336	20,619	(2,982)	6/10/2022
Glen Afton IC	Charlotte, NC	1	—	2,294	19,742	22,036	693	2,294	20,435	22,729	(3,762)	6/17/2022
East 56th Ave IC	Denver, CO	1	—	4,724	14,317	19,041	553	4,724	14,870	19,594	(3,705)	6/17/2022
Pine Vista IC	Houston, TX	1	—	2,952	15,838	18,790	845	2,952	16,683	19,635	(3,912)	6/17/2022
Tri-County Parkway IC	San Antonio, TX	1	—	1,579	11,205	12,784	2,356	1,579	13,561	15,140	(3,111)	6/17/2022
Miami NW 114th IC	Miami, FL	1	—	5,533	6,489	12,022	3,175	5,533	9,664	15,197	(1,895)	6/17/2022
North Harney IC	Tampa, FL	1	—	3,586	4,439	8,025	1,502	3,586	5,941	9,527	(1,426)	6/17/2022
Wes Warren Drive IC	New York, NY	1	—	1,537	5,978	7,515	914	1,537	6,892	8,429	(1,852)	6/17/2022
New Albany IC	Moorestown, NJ	1	—	5,630	11,914	17,544	611	5,630	12,525	18,155	(3,214)	6/17/2022
North 5th Street CC	Philadelphia, PA	1	11,759	4,359	18,945	23,304	6,046	4,359	24,991	29,350	(4,987)	6/24/2022
VM8 Logistics Center	Houston, TX	1	11,865	2,166	15,345	17,511	4,890	2,166	20,235	22,401	(1,227)	1/19/2023
Moreno Valley Distribution Center	Moreno Valley, CA	1	20,656	3,955	29,466	33,421	155	3,955	29,621	33,576	(3,839)	5/2/2023
SLC Logistics Center	Salt Lake City, UT	2	—	17,224	59,861	77,085	130	17,224	59,991	77,215	(7,013)	9/26/2023
Cindel Drive Business Park	Delran, NJ	2	—	6,282	19,352	25,634	370	6,282	19,722	26,004	(3,267)	12/19/2023
Metro North IC	Methuen, MA	1	—	6,908	49,604	56,512	620	6,908	50,224	57,132	(5,398)	5/8/2024
Sugar Land CC	Sugarland, TX	2	—	7,336	28,568	35,904	280	7,336	28,848	36,184	(2,897)	6/28/2024
Pima Street Logistics Center	Phoenix, AZ	1	—	3,793	15,165	18,958	158	3,793	15,323	19,116	(1,385)	10/1/2024
Southpark Logistics Center I	Grove City, OH	1	—	2,199	26,714	28,913	1	2,199	26,715	28,914	(1,346)	12/20/2024
Southpark Logistics Center II	Grove City, OH	1	—	2,589	26,495	29,084	1	2,589	26,496	29,085	(1,434)	12/20/2024
Southpark Logistics Center III	Grove City, OH	1	—	1,503	15,385	16,888	1	1,503	15,386	16,889	(710)	12/20/2024
Grove City Logistics Center	Grove City, OH	1	—	2,515	17,889	20,404	—	2,515	17,889	20,404	(1,190)	12/20/2024
Whitestown Distribution Center I	Whitestown, IN	1	—	1,451	11,137	12,588	—	1,451	11,137	12,588	(739)	12/20/2024
Whitestown Distribution Center II	Whitestown, IN	1	—	2,449	21,406	23,855	36	2,449	21,442	23,891	(1,249)	12/20/2024
Whitestown Distribution Center III	Whitestown, IN	1	—	815	8,491	9,306	—	815	8,491	9,306	(354)	12/20/2024
Greenfield Distribution Center	Greenfield, IN	1	—	828	7,073	7,901	9	828	7,082	7,910	(534)	12/20/2024
Fairfield Commerce Center	Fairfield, OH	1	—	967	14,107	15,074	65	967	14,172	15,139	(1,446)	12/20/2024
Richmond Airport Logistics I	Henrico, VA	1	—	1,876	26,418	28,294	—	1,876	26,418	28,294	(1,134)	12/20/2024
Richmond Airport Logistics II	Henrico, VA	1	—	1,648	27,222	28,870	—	1,648	27,222	28,870	(1,025)	12/20/2024
Richmond Airport Logistics III	Henrico, VA	1	—	1,451	15,496	16,947	—	1,451	15,496	16,947	(907)	12/20/2024

				Initial Cost to Company				Gross Amount Carried at December 31, 2025
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5, 6)	Acquisition Date
Richmond Airport Logistics Center IV	Richmond, VA	—	—	2,307	—	2,307	11,235	2,307	11,235	13,542	—	2/19/2025
Foster Commerce Center I	Portland, OR	1	—	2,972	15,504	18,476	1	2,972	15,505	18,477	(736)	4/30/2025
Foster Commerce Center II	Portland, OR	1	—	4,693	26,157	30,850	1	4,693	26,158	30,851	(1,230)	4/30/2025
Chantilly Industrial Center	Chantilly, VA	1	—	6,576	11,433	18,009	1	6,576	11,434	18,010	(458)	5/14/2025
Research Drive Logistics Center	Boston, MA	1	—	2,621	25,599	28,220	1	2,621	25,600	28,221	(690)	5/27/2025
Constitution Drive Logistics Center	Boston, MA	1	—	2,072	19,921	21,993	—	2,072	19,921	21,993	(662)	5/27/2025
Junction Drive Distribution Center	Annapolis Junction, MD	1	—	1,480	12,312	13,792	3	1,480	12,315	13,795	(469)	8/15/2025
Jessup Industrial Center	Jessup, MD	1	—	2,209	16,976	19,185	16	2,209	16,992	19,201	(591)	8/15/2025
Arlington Distribution Center	Arlington, TX	1	—	1,454	22,967	24,421	3	1,454	22,970	24,424	(569)	8/20/2025
Fort Worth Industrial Center	Fort Worth, TX	1	—	2,469	38,244	40,713	—	2,469	38,244	40,713	(743)	8/20/2025
Northlake Logistics Center	Denton, TX	1	—	6,471	39,903	46,374	—	6,471	39,903	46,374	(1,068)	8/20/2025
Fort Worth Distribution Center	Fort Worth, TX	1	—	4,688	65,889	70,577	—	4,688	65,889	70,577	(860)	8/20/2025
Elkton Commerce Center	Elkton, MD	1	—	11,231	68,971	80,202	43	11,231	69,014	80,245	(1,000)	9/8/2025
Orchard Gateway Logistics Center	Aurora, IL	1	—	9,602	72,146	81,748	3	9,602	72,149	81,751	(922)	9/12/2025
Woodinville Distribution Center Building A	Woodinville, WA	1	—	8,625	67,431	76,056	—	8,625	67,431	76,056	(609)	10/7/2025
Woodinville Distribution Center Building B	Woodinville, WA	1	—	7,585	30,337	37,922	230	7,585	30,567	38,152	(229)	10/7/2025
Laredo Logistics Center	Laredo, TX	1	—	7,775	57,654	65,429	—	7,775	57,654	65,429	(241)	11/25/2025
206 Grove Street	Franklin, MA	1	—	4,185	30,775	34,960	—	4,185	30,775	34,960	(6)	12/29/2025
Total industrial properties		99	$676,233	$424,421	$2,077,996	$2,502,417	$75,590	$424,471	$2,153,536	$2,578,007	$(304,692)

Retail properties:
Beaver Creek	Apex, NC	1	$—	$12,426	$31,375	$43,801	$1,490	$9,955	$35,336	$45,291	$(18,039)	5/11/2007
Sandwich	Sandwich, MA	1	—	7,380	25,778	33,158	1,416	7,380	27,194	34,574	(14,030)	8/1/2007
Wareham	Wareham, MA	1	—	10,694	26,241	36,935	3,104	9,049	30,990	40,039	(16,917)	8/1/2007
Hyannis	Hyannis, MA	1	—	10,405	917	11,322	—	10,405	917	11,322	(917)	8/1/2007
Meriden	Meriden, CT	1	—	6,560	22,014	28,574	(1)	6,560	22,013	28,573	(11,738)	8/1/2007
Whitman 475 Bedford Street	Whitman, MA	1	—	3,610	11,682	15,292	—	3,610	11,682	15,292	(6,537)	8/1/2007
New Bedford	New Bedford, MA	1	2,834	3,790	11,152	14,942	—	3,790	11,152	14,942	(7,524)	10/18/2007
270 Center	Washington, DC	1	—	11,759	24,061	35,820	5,620	11,759	29,681	41,440	(15,278)	4/6/2009
Springdale	Springfield, MA	1	—	11,866	723	12,589	9	11,866	732	12,598	(728)	2/18/2011
Saugus	Saugus, MA	1	—	3,783	9,713	13,496	1,839	3,783	11,552	15,335	(6,462)	3/17/2011
Salt Pond	Narragansett, RI	2	—	8,759	40,233	48,992	2,621	8,759	42,854	51,613	(16,121)	11/4/2014
South Cape	Mashpee, MA	6	—	9,936	27,552	37,488	6,298	10,307	33,479	43,786	(11,956)	3/18/2015
Shenandoah	Davie, FL	3	—	10,501	27,397	37,898	2,055	10,501	29,452	39,953	(9,765)	8/6/2015
Chester Springs	Chester, NJ	4	—	7,376	51,155	58,531	8,693	7,376	59,848	67,224	(21,675)	10/8/2015
Yale Village	Tulsa, OK	4	—	3,492	30,655	34,147	2,090	3,492	32,745	36,237	(11,372)	12/9/2015
Suniland Shopping Center	Pinecrest, FL	4	—	34,804	33,902	68,706	7,800	34,804	41,702	76,506	(13,350)	5/27/2016
Village at Lee Branch	Birmingham, AL	2	—	10,476	32,461	42,937	2,521	10,476	34,982	45,458	(9,504)	1/29/2020
Barrow Crossing	Bethlehem, GA	5	—	5,539	50,208	55,747	2,979	5,539	53,187	58,726	(13,709)	6/22/2021
Total retail properties		40	$2,834	$173,156	$457,219	$630,375	$48,534	$169,411	$509,498	$678,909	$(205,622)

Office properties:
1300 Connecticut	Washington, DC	1	$—	$25,177	$41,250	$66,427	$28,603	$25,177	$69,853	$95,030	$(38,079)	3/10/2009
CityView	Austin, TX	4	—	4,606	65,250	69,856	16,556	4,606	81,806	86,412	(32,534)	4/24/2015
Eden Prairie	Eden Prairie, MN	1	—	3,538	25,865	29,403	10,218	3,538	36,083	39,621	(16,710)	10/3/2008
3 Second Street	Jersey City, NJ	1	—	16,800	193,742	210,542	60,763	16,800	254,505	271,305	(142,090)	6/25/2010
350 Carter Road	Princeton, NJ	1	—	3,966	28,670	32,636	2,354	3,966	31,024	34,990	(4,323)	4/27/2022
107 Morgan Lane	Plainsboro, NJ	1	—	1,589	10,680	12,269	631	1,589	11,311	12,900	(2,683)	10/28/2022
Total office properties		9	$—	$55,676	$365,457	$421,133	$119,125	$55,676	$484,582	$540,258	$(236,419)

Data Center properties:
Nova I	Leesburg, VA	1	$—	$42,865	$246,680	$289,545	$—	$42,865	$246,680	$289,545	$(464)	12/15/2025
Nova II	Leesburg, VA	1	—	60,260	339,267	399,527	—	60,260	339,267	399,527	(645)	12/15/2025
Total data center properties		2	$—	$103,125	$585,947	$689,072	$—	$103,125	$585,947	$689,072	$(1,109)

				Initial Cost to Company				Gross Amount Carried at December 31, 2025
($ in thousands)	Location	No. of Buildings	Debt (1)	Land	Buildings and Improvements (2)	Total Costs	Cost Capitalized or Adjustments Subsequent to Acquisition (4)	Land	Buildings and Improvements (2)	Total Costs (3, 4)	Accumulated Depreciation (4, 5, 6)	Acquisition Date
Other properties:
Aventura Storage	Aventura, FL	1	$—	$12,538	$18,505	$31,043	$305	$12,539	$18,809	$31,348	$(1,903)	12/18/2023
Norwood Storage	Norwood, NJ	1	—	2,308	21,595	23,903	56	2,308	21,651	23,959	(1,812)	12/20/2023
Metro Storage Sharon Hill	Philadelphia, PA	1	—	2,664	14,097	16,761	225	2,664	14,322	16,986	(1,427)	7/31/2024
Metro Storage Newtown Square	Philadelphia, PA	1	—	2,741	21,983	24,724	188	2,741	22,171	24,912	(2,032)	7/31/2024
Metro Storage Trevose	Philadelphia, PA	1	—	3,263	17,888	21,151	157	3,263	18,045	21,308	(2,102)	7/31/2024
Metro Storage Sarasota	Sarasota, FL	1	—	3,149	12,382	15,531	219	3,149	12,601	15,750	(1,522)	7/31/2024
Metro Storage Fort Myers	Fort Myers, FL	1	—	3,868	8,898	12,766	158	3,868	9,056	12,924	(1,226)	7/31/2024
Metro Storage Pinellas Park	Tampa, FL	1	—	1,370	5,395	6,765	125	1,370	5,520	6,890	(754)	7/31/2024
Argyle Forest Self Storage	Jacksonville, FL	1	—	2,216	9,684	11,900	190	2,216	9,874	12,090	(677)	3/24/2025
Norfolk Self Storage	Norfolk, VA	1	—	2,162	14,523	16,685	13	2,162	14,536	16,698	(591)	3/28/2025
Total other properties		10	$—	$36,279	$144,950	$181,229	$1,636	$36,280	$146,585	$182,865	$(14,046)
Grand total		293	$1,256,268	$1,069,823	$5,866,647	$6,936,470	$275,665	$1,066,129	$6,146,006	$7,212,135	$(1,001,869)
_________________________________________________
(1)These properties are encumbered by mortgage notes. Amounts reflect principal amount outstanding as of December 31, 2025. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)Includes gross intangible lease assets.
(3)As of December 31, 2025, the aggregate cost for U.S. federal income tax purposes of investments in property was approximately $2.46 billion (unaudited).
(4)Amount is presented net of impairments and other write-offs of tenant-related assets that were recorded at acquisition as part of our purchase price accounting. Such write-offs are the result of lease expirations and terminations.
(5)Includes intangible lease asset amortization.
(6)See “Note 2 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for details of depreciable lives.
(7)Acquisition date for this property represents the date in which the joint venture partnership, for which we have an interest, acquired the property. The initial cost to Company amounts represent the carrying values of the property when we first consolidated the joint venture partnership in December 2024.
The following table summarizes investment in real estate properties and accumulated depreciation and amortization activity for the periods presented below:

	For the Year Ended December 31,
	2025	2024	2023
Investments in real estate properties:
Balance at the beginning of period	$5,563,447	$4,603,998	$4,178,329
Acquisitions of properties	1,679,058	886,197	406,548
Improvements	50,838	52,328	45,694
Consolidation of joint venture partnership	—	82,635	—
Property dispositions	(81,208)	(61,711)	(26,573)
Balance at the end of period	$7,212,135	$5,563,447	$4,603,998
Accumulated depreciation and amortization:
Balance at the beginning of period	$832,044	$714,684	$572,751
Real estate depreciation and amortization expense	196,808	152,777	149,985
Above-market lease assets amortization expenses	1,548	1,014	818
Right of use asset amortization expense	7	7	7
Consolidation of joint venture partnership	—	7,129	—
Property dispositions	(28,538)	(43,567)	(8,877)
Balance at the end of period	$1,001,869	$832,044	$714,684

ITEM 16. SUMMARY OF FORM 10-K
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2026:

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

Signature	Title	Date

/s/ DAVID A. ROTH	Chairman of the Board and Director	March 5, 2026
David A. Roth

/s/ CHARLES B. DUKE	Director	March 5, 2026
Charles B. Duke

/s/ JAY W. GLAUBACH	Director and Partner, Co-President	March 5, 2026
Jay W. Glaubach

/s/ ANDREW E. HOLM	Director	March 5, 2026
Andrew E. Holm

/s/ BRIAN P. MATHIS	Director	March 5, 2026
Brian P. Mathis

/s/ PAULA SCHAEFER	Director	March 5, 2026
Paula Schaefer

/s/ JOHN P. WOODBERRY	Director	March 5, 2026
John P. Woodberry

/s/ JEFFREY W. TAYLOR	Partner, Co-President	March 5, 2026
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ TAYLOR M. PAUL	Managing Director, Chief Financial Officer and Treasurer	March 5, 2026
Taylor M. Paul	(Principal Financial Officer and Principal Accounting Officer)