Form 10-Q
period 2026-03-31
Ares Real Estate Income Trust Inc.
filed 2026-05-13
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
Or
☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________ .
Commission File No. 000-52596
_______________________________________________________________
ARES REAL ESTATE INCOME TRUST INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

Maryland	30-0309068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 228-2200
_______________________________________________________________
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
As of May 7, 2026, there were 21,460,961 shares of the registrant’s Class T-R common stock, 34,019,786 shares of the registrant’s Class S-R common stock, 5,532,390 shares of the registrant’s Class D-R common stock, 63,852,208 shares of the registrant’s Class I-R common stock, 38,897,804 shares of the registrant’s Class E common stock, 25,409,732 shares of the registrant’s Class B common stock, 11,622,464 shares of the registrant’s Class S-PR common stock, 506,553 shares of the registrant’s Class D-PR common stock and 18,387,369 shares of the registrant’s Class I-PR common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Net investment in real estate properties	$6,179,481	$6,210,266
Investments in real estate debt and securities (includes $265,170 and $259,378 at fair value as of March 31, 2026 and December 31, 2025, respectively)	307,168	303,798
Debt-related investments, held for sale	166,415	—
Investments in unconsolidated joint venture partnerships (includes $79,000 and $77,703 at fair value as of March 31, 2026 and December 31, 2025, respectively)	474,000	438,997
Cash and cash equivalents	50,922	40,059
Restricted cash	8,852	5,693
DST Program Loans (includes $199,559 and $170,865 at fair value as of March 31, 2026 and December 31, 2025, respectively)	199,559	191,502
Other assets	94,216	78,209
Total assets	$7,480,613	$7,268,524
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$92,590	$92,572
Debt, net	2,788,712	2,971,842
Secured financings on debt-related investments	134,581	—
Intangible lease liabilities, net	182,475	187,051
Financing obligations, net (includes $2,470,167 and $2,126,267 at fair value as of March 31, 2026 and December 31, 2025, respectively)	2,470,167	2,350,050
Distribution fees payable to affiliates	82,668	72,974
Other liabilities	70,388	71,515
Total liabilities	5,821,581	5,746,004
Commitments and contingencies (Note 15)
Redeemable equity (Note 9 and 10)	220,644	211,540
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	1,878	1,819
Additional paid-in capital	2,075,661	2,004,947
Distributions in excess of earnings	(1,387,899)	(1,351,087)
Accumulated other comprehensive income (loss)	2,000	(232)
Total stockholders’ equity	691,640	655,447
Noncontrolling interests	746,748	655,533
Total equity	1,438,388	1,310,980
Total liabilities and equity	$7,480,613	$7,268,524
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenues:
Rental revenues	$137,368	$106,396
Debt-related income	7,767	9,989
Total revenues	145,135	116,385
Operating expenses:
Rental expenses	45,110	39,709
Real estate-related depreciation and amortization	58,372	45,873
General and administrative expenses	3,154	2,905
Advisory fees	15,684	11,404
Performance participation allocation	10,646	—
Acquisition costs and reimbursements	1,865	1,355
Total operating expenses	134,831	101,246
Other income (expenses):
Income from unconsolidated joint venture partnerships	22,609	3,514
Interest expense	(71,085)	(55,384)
Gain on sale of real estate property	—	9,983
Gain on financial assets	161	15
Loss on financing obligations	(20,471)	(4,138)
Gain on extinguishment of debt and financing obligations, net	18,400	—
Gain on derivative instruments	167	—
Provision for current expected credit losses	—	99
Other income and expenses	3,283	1,315
Total other income (expenses)	(46,936)	(44,596)
Net loss before income tax expense	(36,632)	(29,457)
Income tax expense	(3,966)	(4,638)
Net loss	(40,598)	(34,095)
Net loss attributable to redeemable noncontrolling interests	159	126
Net loss attributable to noncontrolling interests	19,129	15,943
Net loss attributable to common stockholders	$(21,310)	$(18,026)
Weighted-average shares outstanding—basic	211,070	178,628
Weighted-average shares outstanding—diluted	399,853	337,447
Net loss attributable to common stockholders per common share—basic and diluted	$(0.10)	$(0.10)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(40,598)	$(34,095)
Change from cash flow hedging activities	5,325	(4,359)
Change from activities related to available-for-sale debt securities	6	(15)
Comprehensive loss	(35,267)	(38,469)
Comprehensive loss attributable to redeemable noncontrolling interests	138	142
Comprehensive loss attributable to noncontrolling interests	16,633	17,985
Comprehensive loss attributable to common stockholders	$(18,496)	$(20,342)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED MARCH 31, 2025
Balance as of December 31, 2024	180,311	$1,803	$1,956,646	$(1,216,344)	$3,719	$660,147	$1,405,971
Net loss (excludes $126 attributable to redeemable noncontrolling interests)	—	—	—	(18,026)	—	(15,943)	(33,969)
Change from securities and cash flow hedging activities (excludes $16 attributable to redeemable noncontrolling interests)	—	—	—	—	(2,316)	(2,042)	(4,358)
Issuance of common stock	2,760	28	20,954	—	—	—	20,982
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(720)	—	—	—	(720)
Trailing distribution fees	—	—	503	1,146	—	683	2,332
Redemptions of common stock	(5,198)	(52)	(39,349)	—	—	—	(39,401)
Other noncontrolling interests net distributions	—	—	—	—	—	(92)	(92)
Distributions declared (excludes $124 attributable to redeemable noncontrolling interests)	—	—	—	(17,861)	—	(15,756)	(33,617)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(379)	—	—	—	(379)
Redemptions of noncontrolling interests (excludes $500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(9,111)	(9,111)
Reallocation of stockholders' equity and noncontrolling interests	—	—	1,801	—	(8)	(1,793)	—
Balance as of March 31, 2025	177,873	$1,779	$1,939,531	$(1,251,085)	$1,395	$616,093	$1,307,713
FOR THE THREE MONTHS ENDED MARCH 31, 2026
Balance as of December 31, 2025	181,891	$1,819	$2,004,947	$(1,351,087)	$(232)	$655,533	$1,310,980
Net loss (excludes $2,738 attributable to redeemable equity)	—	—	—	(18,731)	—	(19,129)	(37,860)
Change from securities and cash flow hedging activities (excludes $359 attributable to redeemable equity)	—	—	—	—	2,476	2,496	4,972
Issuance of common stock	8,772	88	70,719	—		—	70,807
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(991)	—	—	—	(991)
Trailing distribution fees	—	—	(1,702)	1,134	—	(9,126)	(9,694)
Redemptions of common stock	(2,880)	(29)	(23,166)	—	—	—	(23,195)
Issuances of OP Units for DST Interests	—	—	—	—	—	183,170	183,170
Other noncontrolling interests net distributions	—	—	—	—	—	(187)	(187)
Distributions declared (excludes $2,795 attributable to redeemable equity)	—	—	—	(19,215)	—	(19,353)	(38,568)
Redemption value allocation adjustment to redeemable equity	—	—	(8,564)	—	—	—	(8,564)
Redemptions of noncontrolling interests (excludes $1,516 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(12,557)	(12,557)
Reallocation of stockholders' equity and noncontrolling interests	—	—	34,343	—	(244)	(34,099)	—
Balance as of March 31, 2026	187,783	$1,878	$2,075,661	$(1,387,899)	$2,000	$746,748	$1,438,388
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities:
Net loss	$(40,598)	$(34,095)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Real estate-related depreciation and amortization	58,372	45,873
Straight-line rent and amortization of above- and below-market leases	(7,946)	(2,243)
Gain on sale of real estate property	—	(9,983)
Unrealized gain on financial assets	(161)	(15)
Performance participation allocation	10,646	—
Income from unconsolidated joint venture partnerships	(22,609)	(3,514)
Gain on extinguishment of debt and financing obligations, net	(18,400)	—
Provision for current expected credit losses	—	(99)
Amortization of deferred financing costs	3,428	2,805
Unrealized loss on financing obligations	20,471	4,138
Unrealized gain on derivative instruments not designated as cash flow hedges	(167)	—
Paid-in-kind interest on investments in real estate debt and securities, net of repayments	(4,393)	(6,678)
Distributions of earnings from unconsolidated joint venture partnerships	13,191	3,833
Amortization of interest rate cap premiums	1,763	2,477
Other	148	476
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	(614)	4,154
Debt-related investments, held for sale	(166,415)	193,902
Cash settlement of accrued performance participation allocation	(9,314)	—
Net cash (used in) provided by operating activities	(162,598)	201,031
Investing activities:
Real estate acquisitions	(11,212)	(30,755)
Capital expenditures	(16,274)	(6,355)
Proceeds from disposition of real estate property	—	25,710
Investments in debt-related investments	(1,618)	(1,587)
Principal collections on debt-related investments	2,421	47,360
Investments in unconsolidated joint venture partnerships	(35,404)	(83,055)
Distributions from joint venture partnerships	8,299	2,904
Principal collections on available-for-sale debt securities	386	1,714
Other	99	11
Net cash used in investing activities	(53,303)	(44,053)
Financing activities:
Repayments of mortgage notes	(926)	(581)
Proceeds from line of credit	183,163	202,220
Repayments of line of credit	(366,000)	(541,000)
Proceeds from secured borrowings	241,904	—
Repayments of secured borrowings	(107,323)	—
Redemptions of common stock	(23,284)	(39,401)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(28,579)	(23,537)
Proceeds from issuance of common stock	62,381	13,279
Proceeds from financing obligations, net	295,215	261,010
Offering costs for issuance of common stock and private placements	(5,068)	(3,615)
Cash payout of DST Interests	(2,108)	—
Redemption of redeemable noncontrolling interests and noncontrolling interests	(13,824)	(9,111)
Debt issuance costs paid	—	(10)
Interest rate cap premiums	(5,546)	—
Other	(48)	(57)
Net cash provided by (used in) financing activities	229,957	(140,803)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	79
Net increase in cash, cash equivalents and restricted cash	14,022	16,254
Cash, cash equivalents and restricted cash, at beginning of period	45,752	27,419
Cash, cash equivalents and restricted cash, at end of period	$59,774	$43,673
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
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 6, 2026 (“2025 Form 10-K”).
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
Reclassifications
Certain items in our condensed consolidated statements of operations and our condensed consolidated statements of cash flows for the three months ended March 31, 2025 have been reclassified to conform to the 2026 presentation.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Land	$1,068,753	$1,066,129
Buildings and improvements	5,440,444	5,417,468
Intangible lease assets	717,375	714,901
Right of use asset	13,637	13,637
Investment in real estate properties	7,240,209	7,212,135
Accumulated depreciation and amortization	(1,060,728)	(1,001,869)
Net investment in real estate properties	$6,179,481	$6,210,266

Acquisitions
During the three months ended March 31, 2026, we acquired 100% of the following property through asset acquisition:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2026 Acquisitions:
EXR Cary	Self-Storage	1/29/2026	$11,357
_______________________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2026 acquisition.
During the three months ended March 31, 2026, we allocated the purchase price of our acquisition to land, building and improvements and intangible lease assets as follows:

(in thousands)	For the Three Months Ended March 31, 2026
Land	$2,624
Building and improvements	8,364
Intangible lease assets	369
Total purchase price (1)	$11,357
_______________________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2026 acquisitions.
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the three months ended March 31, 2026, as of the respective date of each acquisition, was 1.5 years.
Dispositions

During the three months ended March 31, 2026, we did not sell any properties. During the three months ended March 31, 2025, we sold three industrial properties for net proceeds of approximately $25.7 million and recorded a net gain on sale of $10.0 million.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of March 31, 2026 and December 31, 2025 included the following:

	As of March 31, 2026			As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$686,462	$(318,859)	$367,603	$683,988	$(305,427)	$378,561
Above-market lease assets (1)	30,913	(23,089)	7,824	30,913	(22,604)	8,309
Below-market lease liabilities	(233,283)	50,808	(182,475)	(233,283)	46,232	(187,051)
_______________________________________________________________
(1)Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$3,856	$927
Above-market lease amortization	(485)	(354)
Below-market lease amortization	4,575	1,670
Real estate-related depreciation and amortization:
Depreciation expense	$44,917	$36,189
Intangible lease asset amortization	13,455	9,684
3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The following table summarizes our investments in unconsolidated joint venture partnerships as of March 31, 2026 and December 31, 2025:

	Number of Joint Venture Partnerships as of		Ownership Percentage as of		Investments in Unconsolidated Joint Venture Partnerships as of
($ in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Investments in unconsolidated joint venture partnerships, carried at cost:
Credit Lease joint venture partnerships	3	3	50.0%	50.0%	$97,517	$97,311
Data Center joint venture partnerships	2	2	10.0 - 10.2%	10.0 - 11.3%	74,571	76,840
Real Estate Debt joint venture partnerships (1)	2	2	19.9 - 20.0%	19.9 - 20.0%	222,912	187,143
Total investments in unconsolidated joint venture partnerships, carried at cost					395,000	361,294
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	2	2	11.9 - 27.4%	11.9 - 27.4%	79,000	77,703
Total investments in unconsolidated joint venture partnerships, carried at fair value					79,000	77,703
Total					$474,000	$438,997
_______________________________________________________________
(1)Includes joint venture partnerships that invest in assets and properties in Europe.
As of March 31, 2026, we had unfunded commitments of $396.0 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.

The following table summarizes income (loss) in unconsolidated joint venture partnerships for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Income from unconsolidated joint venture partnerships, carried at cost:
Equity in income from unconsolidated joint venture partnerships	$21,235	$2,600
Total income from unconsolidated joint venture partnerships, carried at cost	21,235	2,600
Income (loss) from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	1,393	827
Foreign currency (loss) gain on investment	(1,538)	1,082
Total (loss) income from unconsolidated joint venture partnerships, carried at fair value	(145)	1,909
Other foreign currency gain (loss):
Foreign currency gain (loss) on debt held in foreign currencies	1,553	(1,074)
Foreign currency (loss) gain on remeasurement of cash and cash equivalents	(34)	79
Total other foreign currency gain (loss)	1,519	(995)
Total	$22,609	$3,514
4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES
Debt-Related Investments
The following table summarizes our debt-related investments as of March 31, 2026 and December 31, 2025:

($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of March 31, 2026
Senior loans, carried at cost (2)	$41,998	$41,998	N/A	N/A
Senior loans, carried at fair value	132,568	132,568	7.8%	1.3
Mezzanine loans, carried at fair value	8,977	9,122	5.2	4.4
Total debt-related investments	$183,543	$183,688	7.7%	1.5
As of December 31, 2025
Senior loans, carried at cost (2)	$44,420	$44,420	N/A	N/A
Senior loans, carried at fair value	129,281	129,281	7.8%	1.5
Mezzanine loans, carried at fair value	8,576	8,752	5.2	4.6
Total debt-related investments	$182,277	$182,453	7.7%	1.7
_______________________________________________________________
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
(2)As of March 31, 2026 and December 31, 2025, we had one senior loan that was in default and on non-accrual status with a carrying value of $42.0 million and $44.4 million, respectively. During the three months ended March 31, 2026, we received $2.4 million in cash, which was applied to the principal balance. During the three months ended March 31, 2025, we did not receive any principal or interest payments in cash on this investment. Weighted-average interest rate and weighted-average remaining life exclude this senior loan from their calculations as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, we received $2.4 million and $47.4 million, respectively, of principal repayments on debt-related investments.
As of March 31, 2026, we had three debt-related investments for which we have elected the fair value option and which are carried at fair value. The aggregate outstanding principal was $141.7 million and the aggregate carrying amount was $141.5 million, with a total current commitment of $171.4 million as of March 31, 2026. During the three months ended March 31, 2026, we recognized $31 thousand in unrealized gain on these investments, which is included in gain on financial assets in our condensed consolidated statements of operations. As of December 31, 2025, we had three debt-related investments for which we have elected the fair value option and which are carried at fair value. The aggregate outstanding principal was $138.0 million and the aggregate carrying amount was $137.9 million, with a total current commitment of $171.4 million as of December 31, 2025. During the three months ended March 31, 2025, we did not recognize any unrealized gains or losses on these investments.
Current Expected Credit Losses
As of both March 31, 2026 and December 31, 2025, there was no reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio. Our loan on non-accrual status is a loan in which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, therefore we have adopted the practical expedient to measure the allowance for credit loss based on the fair value of collateral resulting in no allowance for this loan as of March 31, 2026 and December 31, 2025.
During the three months ended March 31, 2026, we recognized no provision for current expected credit losses. During the three months ended March 31, 2025, we recognized a decrease in provision for current expected credit losses of $0.1 million. There have been no write-offs or recoveries related to any of our existing debt-related investments.
The following table summarizes activity related to our CECL Reserve on funded commitments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of the year	$—	$341
Provision for current expected credit losses	—	(84)
Ending balance (1)	$—	$257
_______________________________________________________________
(1)The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the condensed consolidated balance sheets.
The following table summarizes activity related to our CECL Reserve on unfunded commitments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of the year	$—	$123
Provision for current expected credit losses	—	(15)
Ending balance (1)	$—	$108
_______________________________________________________________
(1)The CECL Reserve related to unfunded commitments is included in other liabilities on the condensed consolidated balance sheets.
Debt-Related Investments, Held for Sale
As of March 31, 2026, we had three debt-related investments classified as held for sale. The carrying amounts were $166.4 million and the outstanding principal amounts were $168.2 million with a weighted-average interest rate of 6.4% and weighted-average maturity date of 2.9 years as of March 31, 2026. As of December 31, 2025, we had no debt-related investments classified as held for sale.

During the three months ended March 31, 2026, we originated four loans through our mortgage loan origination program with a total principal balance of $304.4 million. Additionally, during the three months ended March 31, 2026, we sold one loan for $134.9 million, equal to the carrying cost of the debt-related investment on the date of sale, to a joint venture partnership in which we have an ownership interest. During the three months ended March 31, 2026, we recognized origination fee income related to this mortgage origination program of $0.5 million. During the three months ended March 31, 2025, we originated one loan with a principal balance of $91.6 million. Additionally, during the three months ended March 31, 2025, we sold two loans, including one of which was held for sale as of December 31, 2024, totaling $285.4 million, equal to the carrying cost of the debt-related investments on the dates of sale, to a joint venture partnership in which we have an ownership interest. We recognized origination fee income related to our mortgage loan origination program of $0.9 million during the three months ended March 31, 2025.
Available-for-Sale Debt Securities
As of March 31, 2026 we had one preferred equity investment and one commercial mortgage-backed security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2025, we had one preferred equity investment and one CMBS designated as available-for-sale debt securities. As of March 31, 2026 and December 31, 2025, the weighted-average remaining term of CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 2.9 years and 3.1 years, respectively, and the remaining term of our preferred equity investment was 1.7 years and 2.0 years, respectively. We had no unfunded commitments related to our preferred equity investment as of March 31, 2026 or December 31, 2025. There were no credit losses associated with our available-for-sale debt securities as of March 31, 2026 or December 31, 2025. The following table summarizes our investments in available-for-sale debt securities as of March 31, 2026 and December 31, 2025:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (1)	Fair Value
As of March 31, 2026
CMBS	$2,398	$2,393	$5	$9	$2,402
Preferred equity	120,527	120,527	—	—	120,527
Total debt securities	$122,925	$122,920	$5	$9	$122,929
As of December 31, 2025
CMBS	$2,784	$2,779	$5	$3	$2,782
Preferred equity	118,173	118,173	—	—	118,173
Total debt securities	$120,957	$120,952	$5	$3	$120,955
_______________________________________________________________
(1)Represents cumulative unrealized gain beginning from acquisition date.
Equity Securities
As of March 31, 2026 and December 31, 2025, we had one investment in a joint venture partnership with a fair value of $0.7 million and $0.6 million, respectively, which we have classified as an equity security. For the three months ended March 31, 2026, we recorded an unrealized gain on equity securities of $0.1 million, which is included in gain on financial assets in our condensed consolidated statements of operations. There was no gain or loss recorded for the three months ended March 31, 2025. As of March 31, 2026, we had $11.8 million of unfunded commitments related to the equity security.

5. DEBT AND SECURED FINANCINGS
A summary of our consolidated debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2026	December 31, 2025	Current Maturity Date	March 31, 2026	December 31, 2025
Line of credit (1)	5.08%	5.14%	June 2029	$559,959	$744,349
Term loans (2)	4.28	4.28	June 2029	1,000,000	1,000,000
Fixed-rate mortgage notes	4.52	4.52	January 2027 - May 2031	643,909	644,717
Floating-rate mortgage notes (3)	5.77	5.79	October 2026 - January 2029	611,433	611,551
Total principal amount / weighted-average (4)	4.82%	4.85%		$2,815,301	$3,000,617
Less: unamortized debt issuance costs				$(31,461)	$(33,890)
Add: unamortized mark-to-market adjustment on assumed debt				4,872	5,115
Total debt, net				$2,788,712	$2,971,842
Gross book value of properties encumbered by debt				$2,034,866	$2,319,914
_______________________________________________________________
(1)The effective interest rate for our borrowings in U.S. dollars, which was $481.0 million as of March 31, 2026, is calculated based on the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10.0 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $39.8 million as of March 31, 2026 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in euro, which was $39.1 million as of March 31, 2026 when converted to U.S. dollars, is calculated based on the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of March 31, 2026, the unused and available portions under the line of credit were both $440.0 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties and investments in unconsolidated joint venture partnerships.
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
(3)The effective interest rate is calculated based on Term SOFR plus a margin. As of March 31, 2026, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.65% to 2.25%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates of our three floating-rate mortgage notes ranging from 4.45% and 5.91%, respectively, as of March 31, 2026.
(4)The weighted-average remaining term of our consolidated borrowings was 2.6 years as of March 31, 2026, excluding the impact of certain extension options.
For the three months ended March 31, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $37.6 million and $34.9 million, respectively. For the three months ended March 31, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness includes $1.8 million and $2.5 million, respectively, related to the amortization of our interest rate cap premiums. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of March 31, 2026, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2026	$—	$—	$479,045	$479,045
2027	—	—	227,686	227,686
2028	—	—	83,769	83,769
2029	559,959	1,000,000	355,385	1,915,344
2030	—	—	2,331	2,331
Thereafter	—	—	107,126	107,126
Total principal payments	$559,959	$1,000,000	$1,255,342	$2,815,301
_______________________________________________________________
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
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of March 31, 2026.
Master Repurchase Agreement
On July 10, 2025, we entered into a master repurchase agreement (the “Goldman Sachs MRA”) with Goldman Sachs Bank USA (“Goldman Sachs”), which allows us to borrow up to $500.0 million. Under the Goldman Sachs MRA, we are permitted to sell, and later repurchase, certain qualifying mortgage loans, senior notes, mezzanine loans and pari-passu participations in commercial mortgage loans and mezzanine loans approved by Goldman Sachs in its sole discretion. Borrowings under the Goldman Sachs MRA are recorded as secured financings on investments in debt-related investments on the condensed consolidated balance sheets. The Goldman Sachs MRA terminates in July 2026 and may be extended pursuant to a one-year extension option, subject to certain conditions. The interest rate on the Goldman Sachs MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings.
As of March 31, 2026, we had $134.6 million of borrowings outstanding pursuant to the Goldman Sachs MRA, collateralized by our debt-related investments, held for sale, which have a carrying value of $166.4 million. As of December 31, 2025, we had no borrowings outstanding pursuant to the Goldman Sachs MRA. For the three months ended March 31, 2026, the amount of interest incurred related to our secured financings under the Goldman Sachs MRA was $1.4 million. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.
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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $2.1 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).
The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of Contracts	Current Notional Amount	Fair Value
($ in thousands)			Other Assets	Other Liabilities
As of March 31, 2026
Interest rate swaps designated as cash flow hedges	10	$675,000	$4,411	$—
Interest rate caps designated as cash flow hedges	7	778,700	9,126	—
Interest rate caps not designated as cash flow hedges	1	85,000	270	—
Total derivative instruments	18	$1,538,700	$13,807	$—
As of December 31, 2025
Interest rate swaps designated as cash flow hedges	10	$675,000	$2,278	$1,125
Interest rate caps designated as cash flow hedges	7	778,700	3,275	—
Interest rate caps not designated as cash flow hedges	1	85,000	103	—
Total derivative instruments	18	$1,538,700	$5,656	$1,125
The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$5,809	$(2,657)
Amount reclassified from AOCI as a decrease in interest expense	(484)	(1,702)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	71,085	55,384
Derivative instruments not designated as cash flow hedges:
Unrealized gain on derivative instruments recognized in other income (expenses) (1)	167	—
___________________________________________________
(1)Unrealized gain on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

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
The following table summarizes our DST Program Loans as of March 31, 2026 and December 31, 2025:

($ in thousands)	Outstanding Principal	Book Value	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of March 31, 2026
DST Program Loans, carried at fair value	$199,559	$199,559	6.5%	9.0
Total	$199,559	$199,559	6.5%	9.0
As of December 31, 2025
DST Program Loans, carried at cost	$20,637	$20,637	6.1%	7.8
DST Program Loans, carried at fair value	170,865	170,865	6.6%	9.2
Total	$191,502	$191,502	6.6%	9.1

The following table summarizes our financing obligations, net as of March 31, 2026 and December 31, 2025:

(in thousands)	DST Interests Sold, Net (1)	Unamortized Program Costs	Unrealized Loss, Net (2)	Book Value
As of March 31, 2026
Financing obligations, carried at fair value	$2,393,818	N/A	$76,349	$2,470,167
Total	$2,393,818	$—	$76,349	$2,470,167
As of December 31, 2025
Financing obligations, carried at cost	$223,800	$(17)	N/A	$223,783
Financing obligations, carried at fair value	2,070,389	N/A	55,878	2,126,267
Total	$2,294,189	$(17)	$55,878	$2,350,050
_______________________________________________________________
(1)DST Interests sold are presented net of upfront fees.
(2)Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
DST Interests sold	$330,372	$294,867
DST Interests financed by DST Program Loans	29,213	27,461
Income earned from DST Program Loans (1)	3,193	2,191
Unrealized gain on DST Program Loans (2)	—	15
Unrealized loss on financing obligations (3)	(20,471)	(4,138)
Gain on extinguishment of financing obligations (4)	18,400	—
Rent obligation incurred under master lease agreements (5)	29,112	17,967
_______________________________________________________________
(1)Included in other income and expenses on the condensed consolidated statements of operations.
(2)Included in gain on financial assets on the condensed consolidated statements of operations.
(3)Included in loss on financing obligations on the condensed consolidated statements of operations.
(4)Included in gain on extinguishment of debt and financing obligations, net on the condensed consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure.
(5)Included in interest expense on the condensed consolidated statements of operations.
We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units in the Operating Partnership (“OP Units”), cash or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the three months ended March 31, 2026, 22.6 million OP Units were issued in exchange for DST Interests for a net investment of $183.2 million in accordance with our UPREIT structure. In addition, we paid $1.6 million in cash in exchange for DST Interests during the three months ended March 31, 2026. There were no OP Units issued in accordance with our UPREIT structure or cash paid in exchange for DST Interests during the three months ended March 31, 2025.
Refer to “Note 12” for detail relating to the fees paid to the Advisor, Ares Management Capital Markets LLC, the dealer manager for our securities offerings (the “Dealer Manager”) and their affiliates for raising capital through the DST Program.
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

Fair Value Measurements on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Net Asset Value	Total Fair Value
As of March 31, 2026
Assets:
Derivative instruments	$—	$13,807	$—	$—	$13,807
Investments in unconsolidated joint venture partnerships	—	—	79,000	—	79,000
Debt-related investments	—	—	141,545	—	141,545
Available-for-sale debt securities	—	2,402	120,527	—	122,929
Equity securities	—	—	—	696	696
DST Program Loans	—	—	199,559	—	199,559
Total assets measured at fair value	$—	$16,209	$540,631	$696	$557,536
Liabilities:
Financing obligations	$—	$—	$2,470,167	$—	$2,470,167
Total liabilities measured at fair value	$—	$—	$2,470,167	$—	$2,470,167
As of December 31, 2025
Assets:
Derivative instruments	$—	$5,656	$—	$—	$5,656
Investments in unconsolidated joint venture partnerships	—	—	77,703	—	77,703
Debt-related investments	—	—	137,857	—	137,857
Available-for-sale debt securities	—	2,782	118,173	—	120,955
Equity securities	—	—	—	566	566
DST Program Loans	—	—	170,865	—	170,865
Total assets measured at fair value	$—	$8,438	$504,598	$566	$513,602
Liabilities:
Derivative instruments	$—	$1,125	$—	$—	$1,125
Financing obligations	—	—	2,126,267	—	2,126,267
Total liabilities measured at fair value	$—	$1,125	$2,126,267	$—	$2,127,392
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
As of March 31, 2026 and December 31, 2025, we held one investment in a joint venture partnership, classified as an equity security and measured using the net asset value practical expedient, which develops and operates data center properties in Japan. The joint venture partnership is closed-ended and does not permit investors to redeem their interests. We expect to receive distributions from this joint venture upon liquidation or sale of the underlying assets; however, the timing of these distributions is unknown.

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

The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2026:

(in thousands)	Investments in Unconsolidated Joint Venture Partnerships	Debt-Related Investments	Available-for-Sale Debt Securities	DST Program Loans	Total
Balance as of December 31, 2025	$77,703	$137,857	$118,173	$170,865	$504,598
Purchases and contributions	1,595	1,618	—	29,213	32,426
Paid-in-kind interest, net of repayments	—	2,039	2,354	—	4,393
Distributions and principal collections received	(153)	—	—	(519)	(672)
Gain on financial assets	—	31	—	—	31
Gain on investments in joint venture partnerships	1,393	—	—	—	1,393
Foreign currency loss on investment	(1,538)	—	—	—	(1,538)
Amortization of loan origination fees (1)	—	—	—	—	—
Balance as of March 31, 2026	$79,000	$141,545	$120,527	$199,559	$540,631
_______________________________________________________________
(1)Included in debt-related income on the condensed consolidated statements of operations.
The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2025:

(in thousands)	Investments in Unconsolidated Joint Venture Partnerships	Debt-Related Investments	Available-for-Sale Debt Securities	DST Program Loans	Total
Balance as of December 31, 2024	$38,386	$28,844	$123,187	$71,068	$261,485
Purchases and contributions	—	—	—	27,461	27,461
Paid-in-kind interest, net of repayments	—	570	4,145	—	4,715
Distributions and principal collections received	(2,619)	—	—	—	(2,619)
Gain on financial assets	—	—	—	15	15
Gain on investments in joint venture partnerships	827	—	—	—	827
Foreign currency gain on investment	1,082	—	—	—	1,082
Amortization of loan origination fees (1)	—	—	69	—	69
Balance as of March 31, 2025	$37,676	$29,414	$127,401	$98,544	$293,035
_______________________________________________________________
(1)Included in debt-related income on the condensed consolidated statements of operations.
The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2026:

(in thousands)	Financing Obligations
Balance as of December 31, 2025	$2,126,267
DST Interests sold, net of upfront fees	323,429
Unrealized loss on financing obligations	20,471
Balance as of March 31, 2026	$2,470,167

The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs as of March 31, 2025:

(in thousands)	Financing Obligations
Balance as of December 31, 2024	$878,386
DST Interests sold, net of upfront fees	287,940
Unrealized loss on financing obligations	4,138
Balance as of March 31, 2025	$1,170,464
The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2026:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Investments in unconsolidated joint venture partnerships	$79,000	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	141,545	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	120,527	Yield Method	Market Yield	Decrease
DST Program Loans	199,559	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$2,470,167	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
_______________________________________________________________
(1)As of March 31, 2026, the market yield used in determining the fair value of our available-for-sale debt security was 11.1%.
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
_______________________________________________________________
(1)As of December 31, 2025, the market yield used in determining the fair value of our available-for-sale debt security was 11.0%.

Financial Assets and Liabilities Not Measured at Fair Value
As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	Level in Fair Value Hierarchy	As of March 31, 2026		As of December 31, 2025
(in thousands)		Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments (2)	3	$210,224	$206,934	$44,420	$43,219
DST Program Loans (2)	3	—	—	20,637	20,637
Liabilities:
Line of credit	3	$559,959	$559,959	$744,349	$744,349
Term loans	3	1,000,000	1,000,000	1,000,000	1,000,000
Mortgage notes	3	1,255,342	1,253,322	1,256,268	1,254,511
Secured financings on debt-related investments	3	134,581	134,581	—	—
_______________________________________________________________
(1)The carrying value reflects the principal amount outstanding.
(2)Only includes instruments for which we do not record at fair value on the condensed consolidated balance sheets.
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

8. STOCKHOLDERS’ EQUITY
Securities Offerings
During the three months ended March 31, 2026, we raised gross proceeds of $70.8 million from the sale of 8.8 million shares of our common stock in our continuous securities offerings, including proceeds from our distribution reinvestment plans (“DRIP”) of $8.4 million.
Common Stock
The following table describes the number of shares of each class of our common stock, excluding Class B Shares, authorized and issued and outstanding as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026		December 31, 2025
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	100,000	21,953	100,000	22,870
Class S-R, $0.01 par value per share	100,000	34,768	100,000	36,469
Class D-R, $0.01 par value per share	100,000	5,574	100,000	5,710
Class I-R, $0.01 par value per share	600,000	63,459	600,000	62,210
Class E, $0.01 par value per share	100,000	39,359	100,000	39,812
Class S-PR, $0.01 par value per share	400,000	8,631	400,000	5,758
Class D-PR, $0.01 par value per share	400,000	496	400,000	400
Class I-PR, $0.01 par value per share	700,000	13,543	700,000	8,662
The following table describes the changes in each class of common shares, excluding Class B shares, during the periods presented below:

(in thousands)	Class T-R Shares	Class S-R Shares	Class D-R Shares	Class I-R Shares	Class E Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	Total Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2025
Balance as of December 31, 2024	26,972	43,761	6,110	58,998	43,190	660	13	607	180,311
Issuance of common stock:
Primary shares	—	—	—	—	—	800	10	932	1,742
Distribution reinvestment plan	157	264	37	374	171	9	—	6	1,018
Redemptions of common stock	(301)	(1,580)	(156)	(1,860)	(1,301)	—	—	—	(5,198)
Conversions	(466)	(654)	—	1,120	—	—	—	—	—
Balance as of March 31, 2025	26,362	41,791	5,991	58,632	42,060	1,469	23	1,545	177,873
FOR THE THREE MONTHS ENDED MARCH 31, 2026
Balance as of December 31, 2025	22,870	36,469	5,710	62,210	39,812	5,758	400	8,662	181,891
Issuance of common stock:
Primary shares	—	—	—	—	—	2,823	94	4,807	7,724
Distribution reinvestment plan	129	201	34	401	157	50	2	74	1,048
Share-based compensation	—	—	—	—	—	—	—	—	—
Redemptions of common stock	(451)	(707)	(167)	(945)	(610)	—	—	—	(2,880)
Conversions	(595)	(1,195)	(3)	1,793	—	—	—	—	—
Balance as of March 31, 2026	21,953	34,768	5,574	63,459	39,359	8,631	496	13,543	187,783

Distributions
The following table summarizes our distribution activity (including distributions to redeemable equity and noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Distribution Fees (3)	Gross Distributions (4)
2026
March 31	$0.10350	$12,146	$19,517	$8,566	$1,134	$41,363
Total	$0.10350	$12,146	$19,517	$8,566	$1,134	$41,363
2025
March 31	$0.10000	$9,036	$15,880	$7,679	$1,146	$33,741
June 30	0.10000	8,939	15,707	7,758	1,143	33,547
September 30	0.10350	9,260	16,132	8,132	1,156	34,680
December 31	0.10350	11,110	16,926	8,211	1,149	37,396
Total	$0.40700	$38,345	$64,645	$31,780	$4,594	$139,364
_______________________________________________________________
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
Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2026	2025
Number of shares redeemed or repurchased	2,880	5,198
Aggregate dollar amount of shares redeemed or repurchased	$23,195	$39,401
Average redemption or repurchase price per share	$8.05	$7.58

9. REDEEMABLE COMMON STOCK
As of both March 31, 2026 and December 31, 2025, we were authorized to sell 300.0 million shares of Class B common stock and 25.4 million shares were issued and outstanding.

The following table summarizes the redeemable common stock activity for our Class B shares of common stock for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of the year	$203,141	$—
Distributions to redeemable common stock	(2,631)	—
Net loss attributable to redeemable common stock	(2,579)	—
Change from securities and cash flow hedging activities attributable to redeemable common stock	338	—
Redemption value allocation adjustment to redeemable common stock (1)	8,057	—
Ending balance	$206,326	$—
____________________________________________
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
The following table summarizes the redeemable noncontrolling interests activity for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
(in thousands)	$	Units	$	Units
Balance at beginning of the year	$8,399	1,052	$9,381	1,245
Settlement of prior year performance participation allocation (1)	7,230	899	—	—
Distributions to redeemable noncontrolling interests	(164)	—	(124)	—
Redemptions of redeemable noncontrolling interests	(1,516)	(187)	(500)	(65)
Net loss attributable to redeemable noncontrolling interests	(159)	—	(126)	—
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	21	—	(16)	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	507	—	379	—
Ending balance	$14,318	1,764	$8,994	1,180
_______________________________________________________________
(1)The 2025 performance participation allocation in the amount of $16.5 million became payable on December 31, 2025, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $9.3 million in January 2026, and the remainder in Class I-R OP Units in February 2026.
(2)Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.

11. NONCONTROLLING INTERESTS
Third Party Investor OP Units
As of March 31, 2026 and December 31, 2025, the Operating Partnership had issued OP Units to third-party investors (which excludes interests held by redeemable noncontrolling interest holders), representing 48.4% and 46.4%, respectively, of limited partnership interests. The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	180,246	158,239
Issuance of units	22,608	—
Redemption of units	(1,556)	(1,199)
Balance at end of period	201,298	157,040
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current net asset value (“NAV”) per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the three months ended March 31, 2026 and 2025, the aggregate amount of OP Units redeemed was $12.6 million and $9.1 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors as of March 31, 2026 and December 31, 2025 was $1.6 billion and $1.4 billion (unaudited), respectively.
12. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2026	2025	March 31, 2026	December 31, 2025
Selling commissions and dealer manager fees (1)	$185	$50	$—	$—
Ongoing distribution fees (1)(2)	3,000	2,634	1,101	1,169
Advisory fees—fixed component	15,684	11,404	5,324	4,984
Performance participation allocation (3)	10,646	—	10,646	16,544
Other fees and expense reimbursements—Advisor (4)(5)	3,339	2,949	7,884	8,980
Other expense reimbursements—Dealer Manager	41	45	41	48
Property management fee (6)	1,207	588	412	355
DST Program selling commissions, dealer manager and distribution fees (1)	4,091	3,940	1,071	1,071
Other DST Program related costs—Advisor (5)	4,763	4,186	317	317
Total	$42,956	$25,796	$26,796	$33,468
_______________________________________________________________
(1)All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $82.7 million and $73.0 million as of March 31, 2026 and December 31, 2025, respectively.

(3)The 2025 performance participation allocation in the amount of $16.5 million became payable on December 31, 2025. At the election of the Advisor, $9.3 million was settled in cash in January 2026, and the remaining balance of $7.2 million was settled through the issuance of 0.9 million Class I-R OP Units in February 2026.
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
Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended March 31, 2026 and 2025 were approximately $2.9 million and $2.6 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.
Mortgage Loan Origination Program
During the three months ended March 31, 2026, we sold one loan for $134.9 million, equal to the carrying cost of the debt-related investment on the date of sale, to a joint venture partnership in which we have an ownership interest.
13. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net loss attributable to common stockholders—basic	$(21,310)	$(18,026)
Net loss attributable to redeemable noncontrolling interests	(159)	(126)
Net loss attributable to dilutive noncontrolling interests	(18,897)	(15,899)
Net loss attributable to common stockholders—diluted	$(40,366)	$(34,051)
Weighted-average shares outstanding—basic	211,070	178,628
Incremental weighted-average shares effect of conversion of noncontrolling interests	188,783	158,819
Weighted-average shares outstanding—diluted	399,853	337,447
Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)

14. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$8,426	$7,703
Increase (decrease) in distribution fees payable to affiliates	9,694	(2,332)
Increase in DST Program Loans through sale of DST Interests	29,213	27,461
Redeemable noncontrolling interests issued as settlement of performance participation allocation	7,230	—
Issuances of OP Units for DST Interests	183,170	—
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

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Beginning of period:
Cash and cash equivalents	$40,059	$19,554
Restricted cash	5,693	7,865
Cash, cash equivalents and restricted cash	$45,752	$27,419
End of period:
Cash and cash equivalents	$50,922	$33,998
Restricted cash	8,852	9,675
Cash, cash equivalents and restricted cash	$59,774	$43,673
15. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we and our subsidiaries were not involved in any material legal proceedings.
Environmental Matters
A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2026.
Unfunded Commitments
As of March 31, 2026, we had unfunded commitments of $437.6 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.

16. SEGMENT FINANCIAL INFORMATION
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
The following table reflects our total consolidated assets by segment as of March 31, 2026 and December 31, 2025:

	As of
(in thousands)	March 31, 2026 (1)	December 31, 2025
Assets:
Residential properties	$2,303,967	$2,317,415
Industrial properties	2,282,240	2,297,995
Retail properties	484,602	485,687
Office properties	324,645	325,218
Data center properties	684,326	688,390
Other properties (2)	179,104	169,768
Investments in real estate debt and securities	306,472	303,232
Total segment assets	6,565,356	6,587,705
Corporate	915,257	680,819
Total assets	$7,480,613	$7,268,524
_______________________________________________________________
(1)As of March 31, 2026, our debt-related investments classified as held for sale are included in the corporate grouping.
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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Net loss attributable to common stockholders	$(21,310)	$(18,026)
Real estate-related depreciation and amortization	58,372	45,873
General and administrative expenses	3,154	2,905
Advisory fees	15,684	11,404
Performance participation allocation	10,646	—
Acquisition costs and reimbursements	1,865	1,355
Income from unconsolidated joint venture partnerships	(22,609)	(3,514)
Interest expense	71,085	55,384
Gain on sale of real estate property	—	(9,983)
Gain on financial assets	(161)	(15)
Loss on financing obligations	20,471	4,138
Gain on extinguishment of debt and financing obligations, net	(18,400)	—
Loss on derivative instruments	(167)	—
Provision for current expected credit losses	—	(99)
Other income and expenses	(3,283)	(1,315)
Income tax expense	3,966	4,638
Net loss attributable to redeemable noncontrolling interests	(159)	(126)
Net loss attributable to noncontrolling interests	(19,129)	(15,943)
Net operating income	$100,025	$76,676
The following table sets forth consolidated financial results by segment for the three months ended March 31, 2026 and 2025:

(in thousands)	Residential	Industrial	Retail	Office	Data Center	Other Properties	Debt and Securities	Consolidated
For the Three Months Ended March 31, 2026
Rental revenues	$46,287	$48,404	$16,792	$10,353	$11,899	$3,633	$—	$137,368
Debt-related income	—	—	—	—	—	—	7,767	7,767
Rental expenses	(20,616)	(11,657)	(4,942)	(5,187)	(1,195)	(1,513)	—	(45,110)
Net operating income	$25,671	$36,747	$11,850	$5,166	$10,704	$2,120	$7,767	$100,025
For the Three Months Ended March 31, 2025
Rental revenues	$42,128	$32,869	$15,056	$13,434	$—	$2,909	$—	$106,396
Debt-related income	—	—	—	—	—	—	9,989	9,989
Rental expenses	(20,014)	(7,757)	(4,254)	(6,517)	—	(1,167)	—	(39,709)
Net operating income	$22,114	$25,112	$10,802	$6,917	$—	$1,742	$9,989	$76,676

17. SUBSEQUENT EVENTS
Renewal of Advisory Agreement
We, the Operating Partnership, and the Advisor previously entered into that certain Amended and Restated Advisory Agreement (2025), dated as of April 30, 2025 (the “2025 Advisory Agreement”). The term of the 2025 Advisory Agreement continued through April 30, 2026, subject to renewal for an unlimited number of one-year periods. The Company, the Operating Partnership and the Advisor renewed the 2025 Advisory Agreement on substantially the same terms through April 30, 2027, by entering into the Amended and Restated Advisory Agreement (2026) (the “2026 Advisory Agreement”), effective as of April 30, 2026. In addition, the 2026 Advisory Agreement reflects certain immaterial amendments to clarify the description of certain services that will continue to be provided by the Advisor and its affiliates in connection with private placements of securities by the Company and its subsidiaries.

Disposition of Real Property

Subsequent to March 31, 2026, we sold one retail property for a contractual sale price of $4.0 million. Our total accounting basis, which is inclusive of straight-line rent receivables and net of accumulated depreciation and amortization, for this property as of the closing date was approximately $7.7 million. The transaction also includes a $4.4 million lease termination fee.

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

For further discussion of these and other factors, see Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.
OVERVIEW
General
Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of March 31, 2026, our consolidated real property portfolio consisted of 144 properties, totaling approximately 30.5 million square feet located in 34 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, 154 credit lease properties, 21 industrial properties, 18 data center investments and 32 debt-related investments as of March 31, 2026. Unless otherwise noted, these unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the three months ended March 31, 2026, we raised gross proceeds of approximately $70.8 million from the sale of 8.8 million shares of our common stock in our ongoing securities offerings, including proceeds from our distribution reinvestment plans of approximately $8.4 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our securities offerings.
Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. During the three months ended March 31, 2026, we sold $330.4 million of gross interests related to the DST Program, $29.2 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

As of March 31, 2026, our total investment portfolio consisted of the following sector allocations:
Real Estate (1)

_______________________________________________________________
(1)Calculated using the fair value of our real property, investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. Includes our pro-rata share of fair value of real property and debt-related investments held through our unconsolidated joint venture partnerships, as determined in accordance with our valuation procedures.
As of March 31, 2026, we had four floating-rate debt-related investments with a weighted-average interest rate of 7.7% and a weighted-average remaining life of 1.5 years. As of March 31, 2026, the aggregate outstanding principal was $183.7 million, the aggregate carrying amount was $183.5 million and total aggregate current commitments were up to $213.4 million.
As of March 31, 2026, we had three investments in securities. As of March 31, 2026, the aggregate fair value of these investments was$123.6 million.
During the three months ended March 31, 2026, we originated four loans through our mortgage loan origination program with a total principal balance of $304.4 million. Additionally, during the three months ended March 31, 2026 we sold one loan totaling $134.9 million, equal to the carrying cost of the debt-related investments on the dates of sale, to a joint venture partnership in which we have an ownership interest. During the three months ended March 31, 2026, we recognized origination fee income related to our mortgage loan origination program of $0.5 million.
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $7.7 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.0 billion, representing a difference of approximately $683.8 million, or 9.8%.
As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, affiliates of the Sponsor and Advisor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Investments in residential properties	$2,690,450	$2,671,600
Investments in industrial properties	3,061,700	3,004,700
Investments in retail properties	731,100	728,250
Investments in office properties	407,000	400,150
Investments in other properties (1)	800,500	760,450
Total investment in real estate properties	7,690,750	7,565,150
Investments in real estate debt and securities	472,104	302,597
Investments in unconsolidated joint venture partnerships	503,889	467,237
DST Program Loans	199,559	191,502
Total investments	8,866,302	8,526,486
Cash and cash equivalents	50,922	40,059
Restricted cash	8,852	5,693
Other assets	72,672	69,452
Line of credit, term loans and mortgage notes	(2,820,173)	(3,005,732)
Secured financings on debt-related investments	(134,581)	—
Financing obligations associated with our DST Program	(2,470,167)	(2,331,517)
Other liabilities	(147,983)	(141,264)
Accrued performance participation allocation	(10,646)	(16,544)
Accrued advisory fees	(5,324)	(4,984)
Noncontrolling interests in consolidated joint venture partnerships	(18,775)	(19,149)
Aggregate Fund NAV	$3,391,099	$3,122,500
Total Fund Interests outstanding	416,255	388,599
_______________________________________________________________
(1)Includes self-storage and data center properties.

The following table sets forth the NAV per Fund Interest as of March 31, 2026:

(in thousands, except		Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Class B
per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	OP Units
As of March 31, 2026
Monthly NAV	$3,391,099	$178,841	$283,246	$45,410	$516,983	$320,644	$70,316	$4,038	$110,334	$207,005	$1,654,282
Fund Interests outstanding	416,255	21,953	34,768	5,574	63,459	39,359	8,631	496	13,543	25,410	203,062
NAV Per Fund Interest	$8.1467	$8.1467	$8.1467	$8.1467	$8.1467	$8.1467	$8.1467	$8.1467	$8.1467	$8.1467	$8.1467
Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of March 31, 2026, we estimated approximately $82.7 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuations of our real properties as of March 31, 2026, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Residential	Industrial	Retail	Office	Other (1)	Weighted-Average Basis
Exit capitalization rate	5.1%	5.7%	6.4%	7.3%	6.1%	5.7%
Discount rate / internal rate of return	7.0%	7.3%	7.2%	8.8%	7.7%	7.3%
Average holding period (years)	10.0	10.0	9.9	10.0	14.4	10.5
_______________________________________________________________
(1)Includes self-storage and data center properties.

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

Input	Hypothetical Change	Residential	Industrial	Retail	Office	Other (1)	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%	3.0%	2.3%	2.5%	2.3%	2.9%
	0.25% increase	(3.0)%	(2.8)%	(2.2)%	(2.3)%	(2.1)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.0%	1.9%	2.1%	2.5%	2.0%
	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(2.0)%	(2.5)%	(2.0)%
___________________________________________________________
(1)Includes self-storage and data center properties.
From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of March 31, 2026, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2026 was $12.2 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $12.2 million, or $0.03 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2026.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV
The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2026:

(in thousands)	As of March 31, 2026
Total stockholders’ equity	$691,640
Noncontrolling interests	746,748
Total equity under GAAP	1,438,388

Adjustments:
Accrued distribution fee (1)	82,668
Redeemable equity (2)	220,644
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	682,345
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	29,889
Accumulated depreciation and amortization (5)	1,009,920
Other adjustments (6)	(72,755)
Aggregate Fund NAV	$3,391,099
_______________________________________________________________
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

Performance
Our NAV increased from $8.04 per share as of December 31, 2025 to $8.15 per share as of March 31, 2026. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth, and stabilizing capital markets.
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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of March 31, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.99)%	(0.99)%	7.27%	1.16%	4.85%	4.84%	5.98%
Adjusted Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.89)%	(0.89)%	7.41%	0.52%	5.09%	4.87%	6.00%
Difference	(0.10)%	(0.10)%	(0.14)%	0.64%	(0.24)%	(0.03)%	(0.02)%

Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.48%	2.48%	11.03%	2.33%	5.57%	5.16%	6.08%
Adjusted Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.58%	2.58%	11.17%	1.68%	5.82%	5.19%	6.10%
Difference	(0.10)%	(0.10)%	(0.14)%	0.65%	(0.25)%	(0.03)%	(0.02)%

Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(0.99)%	(0.99)%	7.27%	1.16%	4.85%	4.84%	5.98%
Adjusted Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.89)%	(0.89)%	7.41%	0.52%	5.09%	4.87%	6.00%
Difference	(0.10)%	(0.10)%	(0.14)%	0.64%	(0.24)%	(0.03)%	(0.02)%

Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.48%	2.48%	11.03%	2.33%	5.57%	5.16%	6.08%
Adjusted Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.58%	2.58%	11.17%	1.68%	5.82%	5.19%	6.10%
Difference	(0.10)%	(0.10)%	(0.14)%	0.65%	(0.25)%	(0.03)%	(0.02)%

Class D-R Share Total Return (3)	2.63%	2.63%	11.69%	2.94%	6.20%	5.77%	6.24%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.73%	2.73%	11.84%	2.29%	6.45%	5.80%	6.26%
Difference	(0.10)%	(0.10)%	(0.15)%	0.65%	(0.25)%	(0.03)%	(0.02)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of March 31, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class I-R Share Total Return (3)	2.69%	2.69%	11.97%	3.20%	6.47%	6.07%	6.60%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.80%	2.80%	12.12%	2.54%	6.72%	6.10%	6.61%
Difference	(0.11)%	(0.11)%	(0.15)%	0.66%	(0.25)%	(0.03)%	(0.01)%

Class E Share Return Total Return (3)	2.69%	2.69%	11.97%	3.20%	6.47%	6.09%	6.63%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.80%	2.80%	12.12%	2.54%	6.72%	6.12%	6.65%
Difference	(0.11)%	(0.11)%	(0.15)%	0.66%	(0.25)%	(0.03)%	(0.02)%

Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.11)%	(1.11)%	7.14%	n/a	n/a	n/a	8.01%
Adjusted Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.01)%	(1.01)%	7.28%	n/a	n/a	n/a	7.78%
Difference	(0.10)%	(0.10)%	(0.14)%	n/a	n/a	n/a	0.23%

Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.48%	2.48%	11.03%	n/a	n/a	n/a	10.48%
Adjusted Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.58%	2.58%	11.17%	n/a	n/a	n/a	10.25%
Difference	(0.10)%	(0.10)%	(0.14)%	n/a	n/a	n/a	0.23%

Class D-PR Share Total Return (with upfront selling commissions) (3)	1.09%	1.09%	10.02%	n/a	n/a	n/a	10.18%
Adjusted Class D-PR Share Total Return (with upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.19%	1.19%	10.16%	n/a	n/a	n/a	9.80%
Difference	(0.10)%	(0.10)%	(0.14)%	n/a	n/a	n/a	0.38%

Class D-PR Share Total Return (without upfront selling commissions) (3)	2.63%	2.63%	11.69%	n/a	n/a	n/a	11.45%
Adjusted Class D-PR Share Total Return (without upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.73%	2.73%	11.84%	n/a	n/a	n/a	11.06%
Difference	(0.10)%	(0.10)%	(0.15)%	n/a	n/a	n/a	0.39%

Class I-PR Share Total Return (3)	2.69%	2.69%	11.97%	n/a	n/a	n/a	11.43%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.80%	2.80%	12.12%	n/a	n/a	n/a	11.13%
Difference	(0.11)%	(0.11)%	(0.15)%	n/a	n/a	n/a	0.30%

Class B Share Total Return (3)	2.69%	2.69%	n/a	n/a	n/a	n/a	4.82%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of March 31, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Adjusted Class B Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.80%	2.80%	n/a	n/a	n/a	n/a	5.28%
Difference	(0.11)%	(0.11)%	n/a	n/a	n/a	n/a	(0.46)%
_______________________________________________________________
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
Trends Affecting Our Business
Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets as well as economic and political environments.

During the first quarter of 2026, the U.S. economy continued to expand, supported by continued consumer spending with moderating expectations for U.S. gross domestic product growth and low levels of unemployment amidst heightened geopolitical tensions. During this time, the commercial real estate market exhibited stable to improving conditions. Specifically, individual property transaction volumes expanded while broad market indices demonstrated flat to increasing commercial real estate values on a year-over-year basis.

Aiding valuations, new construction starts remained near or at 10-year lows across multifamily, industrial, retail and office property types and lending markets remained supportive given increased activity from capital markets and banks.

While the Federal Reserve has signaled a potential for interest rate reductions in 2026, there is no certainty that there will be a decrease in interest rates or of the magnitude or pace of potential decreases, especially if inflation accelerates.

Rising operating costs placed pressure on cash flow performance across many real estate property types. Triple net leases within the commercial sector help offset some of these impacts. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Additionally, the real estate sector experienced significant new supply coming out of the pandemic which has caused vacancy rates to rise off historical lows and rent growth to moderate. Offsetting new deliveries has been a significant decline in new construction starts driven by higher interest rates. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

Uncertainty around U.S. economic and foreign policies, international relations and their potential impact to the U.S. economy has increased risk. Should the risks from these factors become more acute, the commercial real estate market may be adversely impacted.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2026 Activities
During the three months ended March 31, 2026, we completed the following activities:
•We acquired one self-storage property for a contractual purchase price of approximately $11.2 million. We also invested an aggregate of $37.0 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
•We leased approximately 0.6 million square feet of our commercial properties, which included 0.4 million square feet of new leases and 0.2 million square feet of renewals.
•We decreased our leverage ratio from 35.5% as of December 31, 2025, to 33.4% as of March 31, 2026. Our leverage ratio for reporting purposes is calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures).
•We raised gross proceeds of $401.2 million from the sale of our common stock and DST Interests. This includes $70.8 million from the sale of 8.8 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plans of $8.4 million, and $330.4 million of gross capital through private placement offerings by selling DST Interests, $29.2 million of which were financed by DST Program Loans.
•We redeemed 2.9 million shares of common stock at a weighted-average purchase price of $8.05 per share for an aggregate amount of $23.2 million. Additionally, we redeemed a combined 1.7 million OP Units of redeemable noncontrolling interests and noncontrolling interests for an aggregate dollar amount of $14.1 million.
•We issued 22.6 million OP Units in exchange for DST Interests for a net investment of $183.2 million. In addition, we paid $1.6 million in cash in exchange for DST Interests.

Results for the Three Months Ended March 31, 2026 Compared to Prior Periods
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, and for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

	For the Three Months Ended		Change		For the Three Months Ended		Change
($ in thousands, except per share data)	March 31, 2026	December 31, 2025	$	%	March 31, 2026	March 31, 2025	$	%
Revenues:
Rental revenues	$137,368	$123,299	$14,069	11.4%	$137,368	$106,396	$30,972	29.1%
Debt-related income	7,767	18,141	(10,374)	(57.2)	7,767	9,989	(2,222)	(22.2)
Total revenues	145,135	141,440	3,695	2.6	145,135	116,385	28,750	24.7
Operating expenses:
Rental expenses	45,110	43,920	1,190	2.7	45,110	39,709	5,401	13.6
Real estate-related depreciation and amortization	58,372	54,740	3,632	6.6	58,372	45,873	12,499	27.2
General and administrative expenses	3,154	4,064	(910)	(22.4)	3,154	2,905	249	8.6
Advisory fees	15,684	14,538	1,146	7.9	15,684	11,404	4,280	37.5
Performance participation allocation	10,646	16,544	(5,898)	(35.7)	10,646	—	10,646	NM
Acquisition costs and reimbursements	1,865	2,300	(435)	(18.9)	1,865	1,355	510	37.6
Total operating expenses	134,831	136,106	(1,275)	(0.9)	134,831	101,246	33,585	33.2
Other income (expenses):
Income from unconsolidated joint venture partnerships	22,609	13,480	9,129	67.7	22,609	3,514	19,095	NM
Interest expense	(71,085)	(71,455)	370	0.5	(71,085)	(55,384)	(15,701)	(28.3)
Gain on sale of real estate property	—	—	—	—	—	9,983	(9,983)	(100.0)
Gain on financial assets	161	641	(480)	(74.9)	161	15	146	NM
Loss on financing obligations	(20,471)	(18,164)	(2,307)	(12.7)	(20,471)	(4,138)	(16,333)	NM
Gain on extinguishment of debt and financing obligations, net	18,400	33,407	(15,007)	(44.9)	18,400	—	18,400	NM
Gain (loss) on derivative instruments	167	(7)	174	NM	167	—	167	NM
Provision for current expected credit losses	—	—	—	—	—	99	(99)	(100.0)
Other income and expenses	3,283	3,106	177	5.7	3,283	1,315	1,968	NM
Total other income (expenses)	(46,936)	(38,992)	(7,944)	(20.4)	(46,936)	(44,596)	(2,340)	(5.2)
Net loss before income tax expense	(36,632)	(33,658)	(2,974)	(8.8)	(36,632)	(29,457)	(7,175)	(24.4)
Income tax expense	(3,966)	(1,383)	(2,583)	NM	(3,966)	(4,638)	672	14.5
Net loss	(40,598)	(35,041)	(5,557)	(15.9)	(40,598)	(34,095)	(6,503)	(19.1)
Net loss attributable to redeemable noncontrolling interests	159	102	57	55.9	159	126	33	26.2
Net loss attributable to noncontrolling interests	19,129	15,819	3,310	20.9	19,129	15,943	3,186	20.0
Net loss attributable to common stockholders	$(21,310)	$(19,120)	$(2,190)	(11.5)%	$(21,310)	$(18,026)	$(3,284)	(18.2)%
Weighted-average shares outstanding—basic	211,070	197,687	13,383	6.8%	211,070	178,628	32,442	18.2%
Weighted-average shares outstanding—diluted	399,853	361,316	38,537	10.7%	399,853	337,447	62,406	18.5%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.10)	$(0.10)	$—	—%	$(0.10)	$(0.10)	$—	—%
_______________________________________________________________
NM = Not meaningful
Total Revenues. For the three months ended March 31, 2026, in aggregate, total revenues increased $3.7 million and $28.8 million, respectively, as compared to the three months ended December 31, 2025 and March 31, 2025, primarily due to the factors described below.
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. For the three months ended March 31, 2026 in aggregate, total rental revenues increased by $14.1 million and $31.0 million, respectively, as compared to the three months ended December 31, 2025 and March 31, 2025, primarily due to the increase in non-same store revenues resulting from net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. For the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, in aggregate, total debt-related income decreased by $10.4 million, primarily due to $6.2 million in income earned as a result of a loan extinguishment during the three months ended December 31, 2025, with no comparable activity during the three months ended March 31, 2026, and reduced origination fees earned and activity in the mortgage loan origination program for the three months ended March 31, 2026, as compared to the prior quarter. For the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, in aggregate, total debt-related income decreased by $2.2 million, primarily due to lower average principal outstanding on our debt-related investments during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Total Operating Expenses. For the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, in aggregate, total operating expenses decreased by $1.3 million, and for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, total operating expenses increased by $33.6 million, primarily due to the factors described below.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and tenant leasing costs. Commercial leases that are structured on a “triple net basis”, in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 89.9% of our total leased commercial portfolio, based on number of commercial leases as of March 31, 2026. For the three months ended March 31, 2026, total rental expenses increased by $1.2 million as compared to the three months ended December 31, 2025, primarily due to increase in non-same store rental expenses resulting from net growth in our portfolio. For the three months ended March 31, 2026, total rental expenses increased by $5.4 million, as compared to the three months ended March 31, 2025, primarily due to increase in non-same store rental expenses resulting from significant net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.
Real Estate-Related Depreciation and Amortization. For the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, in aggregate, real estate-related depreciation and amortization expense increased by $3.6 million, primarily due to net growth in our portfolio. For the three months ended March 31, 2026, as compared to three months ended March 31, 2025, in aggregate, real estate-related depreciation and amortization expense increased by $12.5 million, primarily due to net growth in our portfolio.
Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by $6.1 million for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, primarily due to a decrease of $5.9 million in performance participation allocation, partially offset by an increase of $1.1 million of advisory fees primarily driven by the sale of gross interests related to the DST Program. In aggregate, the remaining operating expenses increased by $15.7 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase of $10.6 million in performance participation allocation and an increase in advisory fees of $4.3 million primarily driven by the sale of gross interests related to the DST Program.
Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(10.5) million impact on our net income (loss) for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, primarily due to the following:
•a decrease in gain (loss) on extinguishment of debt and financing obligations, net of $15.0 million driven by the recognition of an $18.4 million gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program during the three months ended March 31, 2026, as compared to a $33.4 million gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program during the three months ended December 31, 2025.
•an increase in income tax expense of $2.6 million, primarily driven by activities of our taxable REIT subsidiaries associated with our DST Program and our investments in unconsolidated joint venture partnerships, which resulted in taxable income for the period; and
•an increase in unrealized loss on financing obligations of $2.3 million driven by changes in valuations of properties in our DST Program.
Partially offset by:
•an increase in income from unconsolidated joint venture partnerships of $9.1 million primarily driven by positive performance. including the increase in fair value of certain assets, of our investments in unconsolidated joint venture partnerships.

In aggregate, the remaining items that comprise our net income (loss) had a $(1.7) million impact on our net income (loss) for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the following:
•an increase in unrealized loss on financing obligations of $16.3 million driven by changes in valuations of properties in our DST Program;
•an increase in interest expense of $15.7 million driven primarily by an increase in average outstanding borrowings and financing obligations during the period; and
•a gain on sale of real estate property of $10.0 million during the three months ended March 31, 2025 driven by the sale of three industrial properties and no comparative sale during the three months ended March 31, 2026.
Partially offset by:
•an increase in income from unconsolidated joint venture partnerships of $19.1 million primarily driven by positive performance, including the increase in fair value of certain assets, of our investments in unconsolidated joint venture partnerships; and
•a gain (loss) on extinguishment of debt and financing obligations, net of $18.4 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program during the three months ended March 31, 2026, as compared to no comparable activity during the three months ended March 31, 2025.
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
The same store operating portfolio for the three months ended March 31, 2026 as compared to the three months ended December 31, 2025 presented below includes 137 properties totaling 28.7 million square feet owned as of October 1, 2025, which represented 94.1% of total rentable square feet as of March 31, 2026. The same store operating portfolio for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 presented below includes 119 properties totaling approximately 24.0 million square feet owned as of January 1, 2025, which represented 78.5% of total rentable square feet as of March 31, 2026.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, and for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	For the Three Months Ended		For the Three Months Ended
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	March 31, 2025
Net loss attributable to common stockholders	$(21,310)	$(19,120)	$(21,310)	$(18,026)
Debt-related income	(7,767)	(18,141)	(7,767)	(9,989)
Real estate-related depreciation and amortization	58,372	54,740	58,372	45,873
General and administrative expenses	3,154	4,064	3,154	2,905
Advisory fees	15,684	14,538	15,684	11,404
Performance participation allocation	10,646	16,544	10,646	—
Acquisition costs and reimbursements	1,865	2,300	1,865	1,355
Income from unconsolidated joint venture partnerships	(22,609)	(13,480)	(22,609)	(3,514)
Interest expense	71,085	71,455	71,085	55,384
Gain on sale of real estate property	—	—	—	(9,983)
Gain on financial assets	(161)	(641)	(161)	(15)
Loss on financing obligations	20,471	18,164	20,471	4,138
Gain on extinguishment of debt and financing obligations, net	(18,400)	(33,407)	(18,400)	—
(Gain) loss on derivative instruments	(167)	7	(167)	—
Provision for current expected credit losses	—	—	—	(99)
Other income and expenses	(3,283)	(3,106)	(3,283)	(1,315)
Income tax expense	3,966	1,383	3,966	4,638
Net loss attributable to redeemable noncontrolling interests	(159)	(102)	(159)	(126)
Net loss attributable to noncontrolling interests	(19,129)	(15,819)	(19,129)	(15,943)
Property net operating income	$92,258	$79,379	$92,258	$66,687
Less: Non-same store property NOI	14,305	4,190	24,902	1,552
Same store property NOI	$77,953	$75,189	$67,356	$65,135
Our real property markets are aggregated into six reportable property segments: residential, industrial, retail, office, data center and other. Our property segments are based on our internal reporting of operating results used to assess performance based on the type of our properties. These property segments are comprised of the markets by which management and its operating teams conduct and monitor business. See “Note 16 to the Condensed Consolidated Financial Statements” for further information on our segments. Management considers rental revenues and property NOI aggregated by property segment to be an appropriate way to analyze performance.

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, and the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	For the Three Months Ended		Change		For the Three Months Ended March 31,		Change
($ in thousands, except per square foot data)	March 31, 2026	December 31, 2025	$	%	2026	2025	$	%
Rental revenues:
Residential	$46,287	$45,882	$405	0.9%	$42,313	$42,128	$185	0.4%
Industrial	44,014	43,414	600	1.4	33,739	32,642	1,097	3.4
Retail	16,792	15,075	1,717	11.4	16,792	15,056	1,736	11.5
Office	10,336	10,766	(430)	(4.0)	10,336	11,026	(690)	(6.3)
Data center	—	—	—	—	—	—	—	—
Other	3,497	3,502	(5)	(0.1)	2,982	2,909	73	2.5
Total same store rental revenues	120,926	118,639	2,287	1.9	106,162	103,761	2,401	2.3
Non-same store properties	16,442	4,660	11,782	NM	31,206	2,635	28,571	NM
Total rental revenues	$137,368	$123,299	$14,069	11.4%	$137,368	$106,396	$30,972	29.1%
Rental expenses:
Residential	$(20,615)	$(21,842)	$1,227	5.6%	$(19,198)	$(20,014)	$816	4.1%
Industrial	(10,851)	(10,922)	71	0.7	(8,353)	(7,719)	(634)	(8.2)
Retail	(4,877)	(4,043)	(834)	(20.6)	(4,877)	(4,195)	(682)	(16.3)
Office	(5,164)	(5,220)	56	1.1	(5,164)	(5,534)	370	6.7
Data center	—	—	—	—	—	—	—	—
Other	(1,466)	(1,423)	(43)	(3.0)	(1,214)	(1,164)	(50)	(4.3)
Total same store rental expenses	(42,973)	(43,450)	477	1.1	(38,806)	(38,626)	(180)	(0.5)
Non-same store properties	(2,137)	(470)	(1,667)	NM	(6,304)	(1,083)	(5,221)	NM
Total rental expenses	$(45,110)	$(43,920)	$(1,190)	(2.7)%	$(45,110)	$(39,709)	$(5,401)	(13.6)%
Property NOI:
Residential	$25,672	$24,040	$1,632	6.8%	$23,115	$22,114	$1,001	4.5%
Industrial	33,163	32,492	671	2.1	25,386	24,923	463	1.9
Retail	11,915	11,032	883	8.0	11,915	10,861	1,054	9.7
Office	5,172	5,546	(374)	(6.7)	5,172	5,492	(320)	(5.8)
Data center	—	—	—	—	—	—	—	—
Other	2,031	2,079	(48)	(2.3)	1,768	1,745	23	1.3
Total same store property NOI	77,953	75,189	2,764	3.7	67,356	65,135	2,221	3.4
Non-same store properties	14,305	4,190	10,115	NM	24,902	1,552	23,350	NM
Total property NOI	$92,258	$79,379	$12,879	16.2%	$92,258	$66,687	$25,571	38.3%
Same store average percentage leased:
Residential	93.6%	92.8%			93.6%	91.4%
Industrial	96.8%	96.3%			95.9%	97.5%
Retail	97.0%	97.0%			97.0%	95.4%
Office	74.9%	75.4%			74.9%	77.8%
Data center	—%	—%			—%	—%
Other	84.8%	82.7%			86.4%	83.4%
Same store average annualized base rent per square foot:
Residential	$28.35	$28.45			$29.39	$28.87
Industrial	7.32	7.31			7.42	7.12
Retail	21.22	21.00			21.22	20.40
Office	38.71	38.61			38.71	38.24
Data center	—	—			—	—
Other	18.31	18.67			19.67	19.07
_______________________________________________________________
NM = Not meaningful

Residential Segment. For the three months ended March 31, 2026, our residential segment same store property NOI increased by $1.6 million, as compared to the three months ended December 31, 2025, primarily due to reduced operating expenses and concessions at various properties. For the three months ended March 31, 2026, our residential segment same store property NOI increased by $1.0 million, as compared to the three months ended March 31, 2025, primarily due to reduced operating expenses at various properties.
Industrial Segment. For the three months ended March 31, 2026, our industrial segment same store property NOI increased by $0.7 million as compared to the three months ended December 31, 2025, primarily due to increased occupancy and reduced bad debt expense at various properties. For the three months ended March 31, 2026, our industrial segment same store property NOI increased by $0.5 million as compared to the three months ended March 31, 2025, primarily due to increased renewal rates and reduced bad debt expense at various properties.
Retail Segment. For the three months ended March 31, 2026, our retail segment same store property NOI increased by $0.9 million as compared to the three months ended December 31, 2025, primarily due to increased percentage rent at various properties and increased occupancy at one of our properties. For the three months ended March 31, 2026, our retail segment same store property NOI increased by $1.1 million, as compared to the three months ended March 31, 2025, primarily due to increased percentage rent at various properties and increased rental renewal rates at two of our properties.
Office Segment. For the three months ended March 31, 2026, our office segment same store property NOI decreased by $0.4 million as compared to the three months ended December 31, 2025, primarily due to reduced early termination fee at one of our properties offset by reduced non-recoverable expenses at various properties. Our office segment same store property NOI decreased by $0.3 million for three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to reduced occupancy at one of our properties.
Other Segment. For the three months ended March 31, 2026, our other segment same store property NOI remained consistent as compared to the three months ended December 31, 2025. For the three months ended March 31, 2026, our other segment same store property NOI remained consistent as compared to the three months ended March 31, 2025.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
GAAP net loss	$(40,598)	$(34,095)
Weighted-average shares outstanding—diluted	399,853	337,447
GAAP net loss per common share—diluted	$(0.10)	$(0.10)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	58,372	45,873
Gain on sale of real estate property	—	(9,983)
Our share of adjustments from joint venture partnerships	(7,306)	853
FFO	$10,468	$2,648
FFO per common share—diluted	$0.03	$0.01
Adjustments to arrive at AFFO:
Performance participation allocation	10,646	—
Unrealized loss on financial instruments (1)	1,743	4,024
Our share of adjustments from joint venture partnerships	(5,641)	(959)
AFFO	$17,216	$5,713
_______________________________________________________________
(1)Unrealized loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our debt-related investments, DST Program Loans, equity securities and financing obligations for which we have elected the fair value option, valuation allowance and changes to our provision for current expected credit losses on our debt-related investments and gains or losses on extinguishment of our financing obligations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of March 31, 2026, we had $440.0 million available under our line of credit. Additionally, we plan to continue utilizing our $500.0 million Goldman Sachs MRA to originate mortgage loans through our mortgage loan origination program and to continue to execute secured financings to increase overall cash proceeds available. As of March 31, 2026, we had approximately $703.6 million of borrowings, including scheduled amortization payments, becoming payable within the next 12 months, though the terms of the associated loan agreements for $115.0 million of these borrowings can be extended pursuant to two one-year extension options, and $475.0 million of these borrowings can be extended pursuant to three one-year extension options, subject to certain conditions. As of March 31, 2026, we had approximately $117.5 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $437.6 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of March 31, 2026. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds.
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
As of March 31, 2026, our financial position was strong with 33.4% leverage, calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94.3% occupied (95.1% leased) as of March 31, 2026 and is diversified across 144 properties totaling 30.5 million square feet across 34 geographic markets. Our properties contain a diverse roster of 442 commercial customers, large and small.
We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Total cash (used in) provided by:
Operating activities	$(162,598)	$201,031	$(363,629)
Investing activities	(53,303)	(44,053)	(9,250)
Financing activities	229,957	(140,803)	370,760
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(34)	79	(113)
Net increase in cash, cash equivalents and restricted cash	$14,022	$16,254	$(2,232)
Net cash (used in) provided by operating activities decreased by $363.6 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to (i) $194.5 million in proceeds received in January 2025 from the sale of a debt-related investment that was held for sale as of December 31, 2024, with no comparable sale in 2026 related to debt-related investments held for sale as of December 31, 2025, and (ii) the origination of three loans in the first quarter of 2026 with an aggregate carrying value of $166.4 million that remained held for sale as of March 31, 2026, with no comparable debt-related investments held for sale as of March 31, 2025.
Net cash used in investing activities increased by $9.3 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to $44.9 million fewer principal collections on debt related investments and no proceeds from dispositions in 2026 compared to $25.7 million in proceeds from dispositions in 2025, partially offset by a decrease of $47.7 million in investments in unconsolidated joint venture partnerships and a decrease of $19.5 million in real estate acquisitions.
Net cash provided by financing activities increased by $370.8 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to an increase in net borrowing activity of $290.2 million, an increase in net offering activity of $81.9 million and a decrease in redemption activity of $11.4 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of March 31, 2026, we had an aggregate of $2.0 billion of commitments under our unsecured credit agreement, including $1.0 billion under our line of credit and $1.0 billion under our two term loans. As of that date, we had: (i) $560.0 million outstanding under our line of credit; and (ii) $1.0 billion outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.57%, which includes the effect of the interest rate swap and cap agreements related to $925.0 million in borrowings under our line of credit and our term loans.
As of March 31, 2026, the unused and available portions under our line of credit were both $440.0 million. Our $1.0 billion line of credit matures in June 2029, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of extension fees. One $700.0 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option. Our other $300.0 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of March 31, 2026, we had property-level borrowings of $1.3 billion outstanding with a weighted-average remaining term of approximately 1.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 5.13%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2026.
Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 33.4% as of March 31, 2026. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.
Future Minimum Lease Payments Related to the DST Program. As of March 31, 2026, we had $2.4 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.
Offering Proceeds. For the three months ended March 31, 2026, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plans) was $70.8 million ($69.8 million net of direct selling costs).
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
For the second quarter of 2026, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or April 30, 2026, May 29, 2026 and June 30, 2026 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of $0.1035 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.0345 per share of each class of our common stock, less the respective distribution fees that are payable with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the second quarter of 2026 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions. There can be no assurances that the current distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$32,797	79.3%	$26,062	77.2%
Reinvested in shares	8,566	20.7	7,679	22.8%
Total (2)	$41,363	100.0%	$33,741	100.0%
Sources of Distributions:
Cash flows from operating activities (3)	$—	—%	$26,062	77.2%
Other sources (4)	32,797	79.3	—	—
DRIP (5)	8,566	20.7	7,679	22.8
Total (2)	$41,363	100.0%	$33,741	100.0%
_______________________________________________________________
(1)Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees paid to the Dealer Manager with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units.
(2)Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)In the first quarter of 2026, we originated three held for sale debt-related investments, with carrying amounts totaling $166.4 million as of March 31, 2026, which reduced our cash flows from operating activities for the three months ended March 31, 2026 by the same amount. In January 2025, we sold a debt-related investment for a cash sale price of $194.5 million, which was a cash inflow from operating activities in the first quarter of 2025.
(4)Other sources may include cash flows from investing activities, such as proceeds from the sale of assets and repayments from debt investments, or cash flows from financing activities, such as proceeds raised from our offerings, including our DST Program, and proceeds from our debt financings.
(5)Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.
For the three months ended March 31, 2026 and 2025, our FFO was $10.5 million, or 25.3% of our total distributions, and $2.6 million, or 7.8% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the three months ended March 31, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except for per share data)	2026	2025
Number of shares redeemed or repurchased	2,880	5,198
Aggregate dollar amount of shares redeemed or repurchased	$23,195	$39,401
Average redemption or repurchase price per share	$8.05	$7.58

For the three months ended March 31, 2026 and 2025, we received and redeemed 100% of eligible redemption requests for an aggregate amount of $23.2 million and $39.4 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties and other longer-term borrowings.
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

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of March 31, 2026, our critical accounting estimates have not changed from those described in our 2025 Form 10-K.
SUBSEQUENT EVENTS
See “Note 17 to the Condensed Consolidated Financial Statements” for information regarding subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2026, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.
Fixed Interest Rate Debt. As of March 31, 2026, our fixed interest rate debt consisted of $643.9 million under our mortgage notes and $675.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 46.8% of our total consolidated debt as of March 31, 2026. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2026, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.3 billion and $1.3 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2026. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of March 31, 2026, our consolidated variable interest rate debt consisted of $560.0 million of borrowings under our line of credit, $325.0 million of borrowings under our term loans and $611.4 million under our mortgage notes, which represented 53.2% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of March 31, 2026, we were exposed to market risks related to fluctuations in interest rates on $1.5 billion of consolidated borrowings; however, $861.4 million of these borrowings are capped through the use of eight interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2026, would increase our annual interest expense by approximately $3.0 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate current commitments of $171.4 million and aggregate outstanding principal of $141.7 million on accrual status as of March 31, 2026, which can offset the interest rate risk associated with our variable interest rate borrowings.
Derivative Instruments. As of March 31, 2026, we had 18 outstanding derivative instruments, with a total current notional amount of $1.5 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
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

Foreign Currency Risk
We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our condensed consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of March 31, 2026, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2025 Form 10-K, which could materially affect our business, financial condition and/or future results. The risks described in our 2025 Form 10-K, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On August 2, 2024, we commenced a private offering, which is exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. Each purchaser of the shares of our common stock sold in the private offering is required to represent that it is an “accredited investor” as that term is defined in Rule 501 of Regulation D or a non-U.S. person and is acquiring shares for investment purposes only and not with a view to resale or distribution.
During the three months ended March 31, 2026, we issued and sold 2.9 million Class S-PR shares, 96 thousand Class D-PR shares and 4.9 million Class I-PR shares and generated gross aggregate proceeds of $63.4 million in connection with the private offering. During the three months ended March 31, 2026, aggregate upfront selling commissions and dealer manager fees of $185 thousand were paid in connection with the private offering.
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
The table below summarizes the redemption activity for the three months ended March 31, 2026, for which all eligible redemption requests were redeemed in full:

(shares in thousands)			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
January 31, 2026	888	$7.99	888	—
February 28, 2026	638	8.04	638	—
March 31, 2026 (3)	1,354	8.10	1,354	—
Total	2,880	$8.05	2,880	—
_______________________________________________________________
(1)Amount represents the average price paid to investors upon redemption.
(2)We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)Redemption requests accepted in March 2026 are considered redeemed on April 1, 2026 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $24.6 million of shares of common stock for the three months ended March 31, 2026.
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
The current suitability standards for Class T-R, Class S-R, Class D-R and Class I-R stockholders participating in the DRIP are listed in the section entitled “Suitability Standards” in our current Class T-R, Class S-R, Class D-R and Class I-R DRIP only fourth public offering prospectus on file at www.sec.gov.
Stockholders can notify us of any changes to their ability to meet the suitability requirements or change their DRIP election by contacting us at Ares Real Estate Income Trust Inc., Investor Relations, One Tabor Center, 1200 Seventeenth Street, Suite 2900, Denver, Colorado 80202, Telephone: (303) 228-2200.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.5	Multiple Class Plan. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2025.

101	The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed on May 13, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

May 13, 2026	By:	/s/ JEFFREY W. TAYLOR

Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

May 13, 2026	By:	/s/ TAYLOR M. PAUL

Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)