Form 10-Q
period 2026-06-30
Ares Real Estate Income Trust Inc.
filed 2026-08-12
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
Or
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
As of August 6, 2026, there were 20,358,989 shares of the registrant’s Class T-R common stock, 32,386,718 shares of the registrant’s Class S-R common stock, 5,430,869 shares of the registrant’s Class D-R common stock, 65,208,154 shares of the registrant’s Class I-R common stock, 38,288,489 shares of the registrant’s Class E common stock, 49,907,527 shares of the registrant’s Class B common stock, 14,554,115 shares of the registrant’s Class S-PR common stock, 1,980,447 shares of the registrant’s Class D-PR common stock and 22,809,629 shares of the registrant’s Class I-PR common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Net investment in real estate properties	$6,408,192	$6,210,266
Investments in real estate debt and securities (includes $320,772 and $259,378 at fair value as of June 30, 2026 and December 31, 2025, respectively)	362,770	303,798
Investments in unconsolidated joint venture partnerships (includes $92,181 and $77,703 at fair value as of June 30, 2026 and December 31, 2025, respectively)	532,900	438,997
Cash and cash equivalents	41,129	40,059
Restricted cash	14,697	5,693
DST Program Loans (includes $208,776 and $170,865 at fair value as of June 30, 2026 and December 31, 2025, respectively)	208,776	191,502
Other assets	109,081	78,209
Total assets	$7,677,545	$7,268,524
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$103,398	$92,572
Debt, net	2,542,960	2,971,842
Intangible lease liabilities, net	197,115	187,051
Financing obligations, net (includes $2,597,161 and $2,126,267 at fair value as of June 30, 2026 and December 31, 2025, respectively)	2,597,161	2,350,050
Distribution fees payable to affiliates	104,618	72,974
Other liabilities	98,329	71,515
Total liabilities	5,643,581	5,746,004
Commitments and contingencies (Note 15)
Redeemable equity (Notes 9 and 10)	423,218	211,540
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	1,969	1,819
Additional paid-in capital	2,161,966	2,004,947
Distributions in excess of earnings	(1,418,395)	(1,351,087)
Accumulated other comprehensive income (loss)	4,647	(232)
Total stockholders’ equity	750,187	655,447
Noncontrolling interests	860,559	655,533
Total equity	1,610,746	1,310,980
Total liabilities and equity	$7,677,545	$7,268,524
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Rental revenues	$140,642	$109,218	$278,010	$215,614
Debt-related income	10,517	9,065	18,284	19,054
Total revenues	151,159	118,283	296,294	234,668
Operating expenses:
Rental expenses	45,074	40,154	90,184	79,863
Real estate-related depreciation and amortization	59,498	46,856	117,870	92,729
General and administrative expenses	3,469	3,149	6,623	6,054
Advisory fees	16,894	12,188	32,578	23,592
Performance participation allocation	9,790	—	20,436	—
Acquisition costs and reimbursements	1,526	1,420	3,391	2,775
Impairment of real estate property	3,851	—	3,851	—
Total operating expenses	140,102	103,767	274,933	205,013
Other income (expenses):
Income from unconsolidated joint venture partnerships	51,077	15,641	73,686	19,155
Interest expense	(71,316)	(58,963)	(142,401)	(114,347)
Gain on sale of real estate property	—	506	—	10,489
Gain (loss) on financial assets	396	(1)	557	14
Loss on financing obligations	(9,738)	(14,353)	(30,209)	(18,491)
(Loss) gain on extinguishment of debt and financing obligations, net	(120)	(791)	18,280	(791)
(Loss) gain on derivative instruments	(110)	—	57	—
Provision for current expected credit losses	—	57	—	156
Other income and expenses	3,486	2,550	6,769	3,865
Total other income (expenses)	(26,325)	(55,354)	(73,261)	(99,950)
Net loss before income tax expense	(15,268)	(40,838)	(51,900)	(70,295)
Income tax expense	(10,841)	(1,658)	(14,807)	(6,296)
Net loss	(26,109)	(42,496)	(66,707)	(76,591)
Net loss attributable to redeemable noncontrolling interests	106	149	265	275
Net loss attributable to noncontrolling interests	12,350	19,773	31,479	35,716
Net loss attributable to common stockholders	$(13,653)	$(22,574)	$(34,963)	$(40,600)
Weighted-average shares outstanding—basic	227,061	178,395	219,110	178,511
Weighted-average shares outstanding—diluted	437,263	335,463	418,642	336,450
Net loss attributable to common stockholders per common share—basic and diluted	$(0.06)	$(0.13)	$(0.16)	$(0.23)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(26,109)	$(42,496)	$(66,707)	$(76,591)
Change from cash flow hedging activities	6,999	(2,176)	12,324	(6,535)
Change from activities related to available-for-sale debt securities	2	(83)	8	(98)
Comprehensive loss	(19,108)	(44,755)	(54,375)	(83,224)
Comprehensive loss attributable to redeemable noncontrolling interests	78	157	216	299
Comprehensive loss attributable to noncontrolling interests	9,012	20,823	25,645	38,808
Comprehensive loss attributable to common stockholders	$(10,018)	$(23,775)	$(28,514)	$(44,117)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED JUNE 30, 2025
Balance as of March 31, 2025	177,873	$1,779	$1,939,531	$(1,251,085)	$1,395	$616,093	$1,307,713
Net loss (excludes $149 attributable to redeemable noncontrolling interests)	—	—	—	(22,574)	—	(19,773)	(42,347)
Change from securities and cash flow hedging activities (excludes $8 attributable to redeemable noncontrolling interests)	—	—	—	—	(1,201)	(1,050)	(2,251)
Issuance of common stock	4,309	43	33,018	—	—	—	33,061
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,061)	—	—	—	(1,061)
Trailing distribution fees	—	—	(71)	1,143	—	992	2,064
Redemptions of common stock	(3,522)	(35)	(26,908)	—	—	—	(26,943)
Other noncontrolling interests net distributions	—	—	—	—	—	(53)	(53)
Distributions declared (excludes $118 attributable to redeemable noncontrolling interests)	—	—	—	(17,840)	—	(15,589)	(33,429)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(362)	—	—	—	(362)
Redemptions of noncontrolling interests	—	—	—	—	—	(10,690)	(10,690)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	(3,882)	—	(167)	4,049	—
Balance as of June 30, 2025	178,660	$1,787	$1,940,340	$(1,290,356)	$27	$573,979	$1,225,777
FOR THE THREE MONTHS ENDED JUNE 30, 2026
Balance as of March 31, 2026	187,783	$1,878	$2,075,661	$(1,387,899)	$2,000	$746,748	$1,438,388
Net loss (excludes $2,124 attributable to redeemable equity)	—	—	—	(11,635)	—	(12,350)	(23,985)
Change from securities and cash flow hedging activities (excludes $564 attributable to redeemable equity)	—	—	—	—	3,099	3,338	6,437
Issuance of common stock (excludes $200,000 attributable to redeemable common stock)	12,292	123	100,253	—	—	—	100,376
Share-based compensation	—	—	75	—	—	—	75
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,015)	—	—	—	(1,015)
Trailing distribution fees	—	—	(2,876)	1,173	—	(20,247)	(21,950)
Redemptions of common stock	(3,219)	(32)	(26,173)	—	—	—	(26,205)
Issuances of OP Units for DST Interests	—	—	—	—	—	200,068	200,068
Other noncontrolling interests net distributions	—	—	—	—	—	(270)	(270)
Distributions declared (excludes $3,656 attributable to redeemable equity)	—	—	—	(20,034)	—	(21,579)	(41,613)
Redemption value allocation adjustment to redeemable equity	—	—	(7,790)	—	—	—	(7,790)
Redemptions of noncontrolling interests	—	—	—	—	—	(11,770)	(11,770)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	23,831	—	(452)	(23,379)	—
Balance as of June 30, 2026	196,856	$1,969	$2,161,966	$(1,418,395)	$4,647	$860,559	$1,610,746
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE SIX MONTHS ENDED JUNE 30, 2025
Balance as of December 31, 2024	180,311	$1,803	$1,956,646	$(1,216,344)	$3,719	$660,147	$1,405,971
Net loss (excludes $275 attributable to redeemable noncontrolling interests)	—	—	—	(40,600)	—	(35,716)	(76,316)
Change from securities and cash flow hedging activities (excludes $24 attributable to redeemable noncontrolling interests)	—	—	—	—	(3,517)	(3,092)	(6,609)
Issuance of common stock	7,069	71	53,972	—	—	—	54,043
Share-based compensation	—	—	150	—	—	—	150
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,781)	—	—	—	(1,781)
Trailing distribution fees	—	—	432	2,289	—	1,675	4,396
Redemptions of common stock	(8,720)	(87)	(66,257)	—	—	—	(66,344)
Other noncontrolling interests net contributions	—	—	—	—	—	(145)	(145)
Distributions declared (excludes $242 attributable to redeemable noncontrolling interests)	—	—	—	(35,701)	—	(31,345)	(67,046)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(741)	—	—	—	(741)
Redemptions of noncontrolling interests (excludes $500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(19,801)	(19,801)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	(2,081)	—	(175)	2,256	—
Balance as of June 30, 2025	178,660	$1,787	$1,940,340	$(1,290,356)	$27	$573,979	$1,225,777
FOR THE SIX MONTHS ENDED JUNE 30, 2026
Balance as of December 31, 2025	181,891	$1,819	$2,004,947	$(1,351,087)	$(232)	$655,533	$1,310,980
Net loss (excludes $4,862 attributable to redeemable equity)	—	—	—	(30,366)	—	(31,479)	(61,845)
Change from securities and cash flow hedging activities (excludes $923 attributable to redeemable equity)	—	—	—	—	5,575	5,834	11,409
Issuance of common stock (excludes $200,000 attributable to redeemable common stock)	21,064	211	170,972	—	—	—	171,183
Share-based compensation	—	—	150	—	—	—	150
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,006)	—	—	—	(2,006)
Trailing distribution fees	—	—	(4,578)	2,307	—	(29,373)	(31,644)
Redemptions of common stock	(6,099)	(61)	(49,339)	—	—	—	(49,400)
Issuances of OP Units for DST Interests	—	—	—	—	—	383,238	383,238
Other noncontrolling interests net distributions	—	—	—	—	—	(457)	(457)
Distributions declared (excludes $6,451 attributable to redeemable equity)	—	—	—	(39,249)	—	(40,932)	(80,181)
Redemption value allocation adjustment to redeemable equity	—	—	(16,354)	—	—	—	(16,354)
Redemptions of noncontrolling interests (excludes $1,516 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(24,327)	(24,327)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	58,174	—	(696)	(57,478)	—
Balance as of June 30, 2026	196,856	$1,969	$2,161,966	$(1,418,395)	$4,647	$860,559	$1,610,746

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(66,707)	$(76,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	117,870	92,729
Straight-line rent and amortization of above- and below-market leases	(15,888)	(4,537)
Gain on sale of real estate property	—	(10,489)
Impairment of real estate property	3,851	—
Gain on financial assets	(557)	(14)
Performance participation allocation	20,436	—
Income from unconsolidated joint venture partnerships	(73,686)	(19,155)
(Gain) loss on extinguishment of debt and financing obligations, net	(18,280)	791
Provision for current expected credit losses	—	(156)
Amortization of deferred financing costs	7,290	6,186
Unrealized loss on financing obligations	30,209	18,491
Unrealized gain on derivative instruments not designated as cash flow hedges	(57)	—
Paid-in-kind interest on investments in real estate debt and securities, net of repayments	(9,761)	(11,382)
Distributions of earnings from unconsolidated joint venture partnerships	18,345	8,912
Amortization of interest rate cap premiums	3,395	5,029
Other	535	427
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	19,564	14,252
Debt-related investments, held for sale	(459)	193,902
Cash settlement of accrued performance participation allocation	(9,314)	—
Net cash provided by operating activities	26,786	218,395
Investing activities:
Real estate acquisitions	(274,651)	(282,385)
Capital expenditures	(28,978)	(13,821)
Proceeds from disposition of real estate property	3,803	33,467
Investments in debt-related investments	(50,025)	(2,088)
Principal collections on debt-related investments	2,421	47,360
Investments in unconsolidated joint venture partnerships	(49,152)	(95,009)
Distributions from joint venture partnerships	8,486	3,158
Principal collections on available-for-sale debt securities	539	10,484
Investment in equity securities	(788)	—
Other	(63)	10
Net cash used in investing activities	(388,408)	(298,824)
Financing activities:
Proceeds from mortgage notes	210,000	—
Repayments of mortgage notes	(4,686)	(1,168)
Proceeds from line of credit	479,883	679,893
Repayments of line of credit	(1,113,000)	(818,674)
Proceeds from term loans	—	138,000
Repayments of term loans	—	(238,000)
Proceeds from secured borrowings	287,330	—
Repayments of secured borrowings	(287,330)	—
Redemptions of common stock	(49,489)	(66,344)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(59,515)	(46,048)
Proceeds from issuance of common stock	353,991	38,629
Proceeds from financing obligations, net	603,349	465,039
Offering costs for issuance of common stock and private placements	(10,292)	(7,815)
Cash payout of DST Interests	(3,076)	—
Redemption of redeemable noncontrolling interests and noncontrolling interests	(25,443)	(20,006)
Debt issuance costs paid	(3,807)	(19,435)
Interest rate cap premiums	(5,755)	—
Other	(396)	(145)
Net cash provided by financing activities	371,764	103,926
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	197
Net increase in cash, cash equivalents and restricted cash	10,074	23,694
Cash, cash equivalents and restricted cash, at beginning of period	45,752	27,419
Cash, cash equivalents and restricted cash, at end of period	$55,826	$51,113
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
Reclassifications
Certain items in our condensed consolidated statements of operations for the three and six months ended June 30, 2025, and our condensed consolidated statements of cash flows for the six months ended June 30, 2025 have been reclassified to conform to the 2026 presentation.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Land	$1,102,419	$1,066,129
Buildings and improvements	5,669,861	5,417,468
Intangible lease assets	735,197	714,901
Right of use asset	13,637	13,637
Investment in real estate properties	7,521,114	7,212,135
Accumulated depreciation and amortization	(1,112,922)	(1,001,869)
Net investment in real estate properties	$6,408,192	$6,210,266

Acquisitions
During the six months ended June 30, 2026, we acquired 100% of the following properties through asset acquisitions:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2026 Acquisitions:
EXR Cary	Self-Storage	1/29/2026	$11,357
Carson Federal	Self-Storage	4/21/2026	21,405
Cleveland Self Storage	Self-Storage	5/15/2026	8,120
Dallas Distribution Center I	Industrial	5/22/2026	9,833
Dallas Distribution Center II	Industrial	5/22/2026	16,003
Dallas Distribution Center III	Industrial	5/22/2026	18,729
Suwanee Logistics Center I	Industrial	6/09/2026	27,901
Suwanee Logistics Center II	Industrial	6/09/2026	29,557
Suwanee Logistics Center III	Industrial	6/09/2026	43,935
Suwanee Logistics Center IV	Industrial	6/09/2026	86,745
Total 2026 acquisitions			$273,585
_______________________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2026 acquisitions.
During the six months ended June 30, 2026, we allocated the purchase price of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

(in thousands)	For the Six Months Ended June 30, 2026
Land	$40,080
Building and improvements	232,805
Intangible lease assets	19,864
Above-market lease assets	186
Below-market lease liabilities	(19,350)
Total purchase price (1)	$273,585
_______________________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2026 acquisitions.
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2026, as of the respective date of each acquisition, was 7.0 years.
Dispositions

During the six months ended June 30, 2026, we sold one retail property for net proceeds of $3.8 million. During the six months ended June 30, 2025, we sold four industrial properties for net proceeds of $33.5 million and recorded a net gain on sale of $10.5 million.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of June 30, 2026 and December 31, 2025 included the following:

	As of June 30, 2026			As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$704,131	$(330,277)	$373,854	$683,988	$(305,427)	$378,561
Above-market lease assets (1)	31,066	(23,533)	7,533	30,913	(22,604)	8,309
Below-market lease liabilities	(252,633)	55,518	(197,115)	(233,283)	46,232	(187,051)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$3,704	$1,022	$7,560	$1,949
Above-market lease amortization	(472)	(331)	(957)	(685)
Below-market lease amortization	4,710	1,603	9,285	3,273
Real estate-related depreciation and amortization:
Depreciation expense	$45,801	$37,323	$90,718	$73,511
Intangible lease asset amortization	13,697	9,533	27,152	19,218
Real Estate Property Impairment

During the three and six months ended June 30, 2026, we recorded non-cash impairment charges of $3.9 million related to a retail property located in the Greater Boston market, which was disposed of in April 2026. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment. There were no impairment charges recorded during the three and six months ended June 30, 2025.

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The following table summarizes our investments in unconsolidated joint venture partnerships as of June 30, 2026 and December 31, 2025:

	Number of Joint Venture Partnerships as of		Ownership Percentage as of		Investments in Unconsolidated Joint Venture Partnerships as of
($ in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Investments in unconsolidated joint venture partnerships, carried at cost:
Credit Lease joint venture partnerships	3	3	50.0%	50.0%	$95,743	$97,311
Data Center joint venture partnerships	2	2	10.0 - 10.2%	10.0 - 11.3%	112,801	76,840
Real Estate Debt joint venture partnerships (1)	2	2	19.9 - 20.0%	19.9 - 20.0%	232,175	187,143
Total investments in unconsolidated joint venture partnerships, carried at cost					440,719	361,294
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	2	2	11.9 - 27.4%	11.9 - 27.4%	92,181	77,703
Total investments in unconsolidated joint venture partnerships, carried at fair value					92,181	77,703
Total					$532,900	$438,997
_______________________________________________________________
(1)Includes joint venture partnerships that invest in assets and properties in Europe.
As of June 30, 2026, we had unfunded commitments of $382.5 million, in aggregate, related to our investments in unconsolidated joint venture partnerships.
The following table summarizes income (loss) in unconsolidated joint venture partnerships for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Income from unconsolidated joint venture partnerships, carried at cost:
Equity in income from unconsolidated joint venture partnerships	$46,082	$14,793	$67,317	$17,393
Total income from unconsolidated joint venture partnerships, carried at cost	46,082	14,793	67,317	17,393
Income from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	5,076	713	6,469	1,540
Foreign currency (loss) gain on investment	(666)	2,219	(2,204)	3,301
Total income from unconsolidated joint venture partnerships, carried at fair value	4,410	2,932	4,265	4,841
Other foreign currency gain (loss):
Foreign currency gain (loss) on debt held in foreign currencies	619	(2,202)	2,172	(3,276)
Foreign currency (loss) gain on remeasurement of cash and cash equivalents	(34)	118	(68)	197
Total other foreign currency gain (loss)	585	(2,084)	2,104	(3,079)
Total	$51,077	$15,641	$73,686	$19,155

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES
Debt-Related Investments
The following table summarizes our debt-related investments as of June 30, 2026 and December 31, 2025:

($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of June 30, 2026
Senior loans, carried at cost (2)	$41,998	$41,998	N/A	N/A
Senior loans, carried at fair value	183,014	183,014	7.5%	1.4
Mezzanine loans, carried at fair value	9,132	9,241	5.2	4.1
Total debt-related investments	$234,144	$234,253	7.4%	1.6
As of December 31, 2025
Senior loans, carried at cost (2)	$44,420	$44,420	N/A	N/A
Senior loans, carried at fair value	129,281	129,281	7.8%	1.5
Mezzanine loans, carried at fair value	8,576	8,752	5.2	4.6
Total debt-related investments	$182,277	$182,453	7.7%	1.7
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
(2)As of June 30, 2026 and December 31, 2025, we had one senior loan that was in default and on non-accrual status with a carrying value of $42.0 million and $44.4 million, respectively. During the six months ended June 30, 2026, we received $2.4 million in cash, which was applied to the principal balance. During the six months ended June 30, 2025, we did not receive any principal or interest payments in cash on this investment. Weighted-average interest rate and weighted-average remaining life exclude this senior loan from their calculations as of June 30, 2026 and December 31, 2025.
During the six months ended June 30, 2026 and 2025, we received $2.4 million and $47.4 million, respectively, of principal repayments on debt-related investments.
As of June 30, 2026, we had five debt-related investments for which we have elected the fair value option and which are carried at fair value. The aggregate outstanding principal was $192.3 million and the aggregate carrying amount was $192.1 million, with a total current commitment of $219.4 million as of June 30, 2026. During the three and six months ended June 30, 2026, we recognized $36 thousand and $67 thousand in unrealized gains on these investments, respectively, which are included in gain (loss) on financial assets in our condensed consolidated statements of operations. As of December 31, 2025, we had three debt-related investments for which we have elected the fair value option and which are carried at fair value. The aggregate outstanding principal was $138.0 million and the aggregate carrying amount was $137.9 million, with a total current commitment of $171.4 million as of December 31, 2025. During the three and six months ended June 30, 2025, we did not recognize any unrealized gains or losses on these investments.
Current Expected Credit Losses
As of both June 30, 2026 and December 31, 2025, there was no reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio. Our loan on non-accrual status is a loan in which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, therefore we have adopted the practical expedient to measure the allowance for credit loss based on the fair value of collateral resulting in no allowance for this loan as of June 30, 2026 and December 31, 2025.
During both the three and six months ended June 30, 2026, we recognized no provision for current expected credit losses. During the three and six months ended June 30, 2025, we recognized a decrease in provision for current expected credit losses of $0.1 million and $0.2 million, respectively. There have been no write-offs or recoveries related to any of our existing debt-related investments.

The following table summarizes activity related to our CECL Reserve on funded commitments for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Balance at beginning of the year	$—	$341
Provision for current expected credit losses	—	(140)
Ending balance (1)	$—	$201
_______________________________________________________________
(1)The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the condensed consolidated balance sheets.
The following table summarizes activity related to our CECL Reserve on unfunded commitments for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Balance at beginning of the year	$—	$123
Provision for current expected credit losses	—	(16)
Ending balance (1)	$—	$107
_______________________________________________________________
(1)The CECL Reserve related to unfunded commitments is included in other liabilities on the condensed consolidated balance sheets.
Debt-Related Investments, Held for Sale
As of June 30, 2026 and December 31, 2025, we had no debt-related investments classified as held for sale.
During the six months ended June 30, 2026, we originated five loans through our mortgage loan origination program, one of which was accounted for under the fair value option, with a total principal balance of $362.2 million. Additionally, during the six months ended June 30, 2026, we sold five loans for $359.3 million and recorded $459 thousand in realized losses on these investments. During the three and six months ended June 30, 2026, we recognized origination fee income related to this mortgage origination program of $1.1 million and $1.6 million, respectively. During the six months ended June 30, 2025, we originated three loans with a principal balance of $185.2 million. Additionally, during the six months ended June 30, 2025, we sold four loans, including one of which was held for sale as of December 31, 2024, totaling $377.2 million, equal to the carrying cost of the debt-related investments on the dates of sale. During the three and six months ended June 30, 2025, we recognized origination fee income related to our mortgage loan origination program of $0.8 million and $1.7 million, respectively.
Available-for-Sale Debt Securities
As of both June 30, 2026 and December 31, 2025, we had one preferred equity investment and one commercial mortgage-backed security (“CMBS”) designated as available-for-sale debt securities. As of June 30, 2026 and December 31, 2025, the weighted-average remaining term of CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 2.6 years and 3.1 years, respectively, and the remaining term of our preferred equity investment was 1.5 years and 2.0 years, respectively. We had no unfunded commitments related to our preferred equity investment as of June 30, 2026 or December 31, 2025. There were no credit losses associated with our available-for-

sale debt securities as of June 30, 2026 or December 31, 2025. The following table summarizes our investments in available-for-sale debt securities as of June 30, 2026 and December 31, 2025:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (1)	Fair Value
As of June 30, 2026
CMBS	$2,245	$2,241	$4	$11	$2,252
Preferred equity	123,737	123,737	—	—	123,737
Total debt securities	$125,982	$125,978	$4	$11	$125,989
As of December 31, 2025
CMBS	$2,784	$2,779	$5	$3	$2,782
Preferred equity	118,173	118,173	—	—	118,173
Total debt securities	$120,957	$120,952	$5	$3	$120,955
_______________________________________________________________
(1)Represents cumulative unrealized gain beginning from acquisition date.
Equity Securities
As of June 30, 2026 and December 31, 2025, we had one investment in a joint venture partnership with a fair value of $2.6 million and $0.6 million, respectively, which we have classified as an equity security. For the three and six months ended June 30, 2026, we recorded an unrealized gain on equity securities of $1.2 million and $1.3 million, respectively, which is included in gain (loss) on financial assets in our condensed consolidated statements of operations. There was no gain or loss recorded for the three and six months ended June 30, 2025. As of June 30, 2026, we had $11.0 million of unfunded commitments related to the equity security.

5. DEBT AND SECURED FINANCINGS
A summary of our consolidated debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2026	December 31, 2025	Current Maturity Date	June 30, 2026	December 31, 2025
Line of credit (1)	4.42%	5.14%	June 2029	$109,060	$744,349
Term loans (2)	4.18	4.28	June 2029	1,000,000	1,000,000
Fixed-rate mortgage notes	4.52	4.52	January 2027 - May 2031	640,420	644,717
Floating-rate mortgage notes (3)	5.67	5.79	October 2026 - January 2029	821,266	611,551
Total principal amount / weighted-average (4)	4.75%	4.85%		$2,570,746	$3,000,617
Less: unamortized debt issuance costs				$(32,424)	$(33,890)
Add: unamortized mark-to-market adjustment on assumed debt				4,638	5,115
Total debt, net				$2,542,960	$2,971,842
Gross book value of properties encumbered by debt				$2,343,283	$2,319,914
_______________________________________________________________
(1)The effective interest rate for our borrowings in U.S. dollars, which was $20.0 million as of June 30, 2026, is calculated based on the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10.0 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $41.1 million as of June 30, 2026 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in euro, which was $48.0 million as of June 30, 2026 when converted to U.S. dollars, is calculated based on the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of June 30, 2026, the unused and available portions under the line of credit were $890.9 million and $849.2 million, respectively. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties and investments in unconsolidated joint venture partnerships.
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
(3)The effective interest rate is calculated based on Term SOFR plus a margin. As of June 30, 2026, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.65% to 2.25%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates on three of our floating-rate mortgage notes ranging from 4.45% to 5.90%, respectively, as of June 30, 2026.
(4)The weighted-average remaining term of our consolidated borrowings was 2.2 years as of June 30, 2026, excluding the impact of certain extension options.
For the three months ended June 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $34.6 million and $34.3 million, respectively. For the three months ended June 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness includes $1.6 million and $2.6 million, respectively, related to the amortization of our interest rate cap premiums. For the six months ended June 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $72.2 million and $69.2 million, respectively. For the six months ended June 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness includes $3.4 million and $5.0 million, respectively, related to the amortization of our interest rate cap premiums. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).
As of June 30, 2026, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2026	$—	$—	$475,000	$475,000
2027	—	—	224,500	224,500
2028	—	—	292,631	292,631
2029	109,060	1,000,000	352,650	1,461,710
2030	—	—	—	—
Thereafter	—	—	116,905	116,905
Total principal payments	$109,060	$1,000,000	$1,461,686	$2,570,746
_______________________________________________________________
(1)The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)Both term loans may each be extended pursuant to a one-year extension option, subject to certain conditions.
(3)A $475.0 million mortgage note matures in October 2026 and may be extended pursuant to three one-year extension options, subject to certain conditions. A $115.0 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions. A $210.0 million mortgage note matures in June 2028 and may be extended pursuant to four one-year extension options, subject to certain conditions. An $85.0 million mortgage note matures in January 2029 and may be extended pursuant to two one-year extension options, subject to certain conditions.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of June 30, 2026.
Master Repurchase Agreement
On July 10, 2025, we entered into a master repurchase agreement (the “Goldman Sachs MRA”) with Goldman Sachs Bank USA (“Goldman Sachs”), which allows us to borrow up to $500.0 million. Under the Goldman Sachs MRA, we are permitted to sell, and later repurchase, certain qualifying mortgage loans, senior notes, mezzanine loans and pari-passu participations in commercial mortgage loans and mezzanine loans approved by Goldman Sachs in its sole discretion. Borrowings under the Goldman Sachs MRA are recorded as secured financings on investments in debt-related investments on the condensed consolidated balance sheets. The Goldman Sachs MRA was originally scheduled to terminate in July 2026 with the potential to be extended pursuant to a one-year extension option, subject to certain conditions. In July 2026, we exercised the extension option and extended the termination date to July 2027. The interest rate on the Goldman Sachs MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings.
As of both June 30, 2026 and December 31, 2025, we had no borrowings outstanding pursuant to the Goldman Sachs MRA. For the three and six months ended June 30, 2026, the amount of interest incurred related to our secured financings under the Goldman Sachs MRA was $2.9 million and $4.2 million, respectively. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.
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
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $4.2 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).
The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of Contracts	Current Notional Amount	Fair Value
($ in thousands)			Other Assets	Other Liabilities
As of June 30, 2026
Interest rate swaps designated as cash flow hedges	10	$675,000	$9,947	$—
Interest rate caps designated as cash flow hedges	7	778,700	8,959	—
Interest rate caps not designated as cash flow hedges, net (1)	3	85,000	1,667	1,299
Total derivative instruments	20	$1,538,700	$20,573	$1,299
As of December 31, 2025
Interest rate swaps designated as cash flow hedges	10	$675,000	$2,278	$1,125
Interest rate caps designated as cash flow hedges	7	778,700	3,275	—
Interest rate caps not designated as cash flow hedges	1	85,000	103	—
Total derivative instruments	18	$1,538,700	$5,656	$1,125
_______________________________________________________________
(1)Interest rate caps not designated as cash flow hedges, net, is inclusive of two interest rate caps not designated as cash flow hedges with an aggregate notional value of $295.0 million; partially offset by one sold interest rate cap not designated as a cash flow hedge with an aggregate notional value of $210.0 million.

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$7,558	$(838)	$13,367	$(3,495)
Amount reclassified from AOCI as a decrease in interest expense	(559)	(1,338)	(1,043)	(3,040)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	71,316	58,963	142,401	114,347
Derivative instruments not designated as cash flow hedges:
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	(110)	—	57	—
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
The following table summarizes our DST Program Loans as of June 30, 2026 and December 31, 2025:

($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)	Book Value	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of June 30, 2026
DST Program Loans, carried at fair value	$209,109	$(333)	$208,776	6.5%	9.2
Total	$209,109	$(333)	$208,776	6.5%	9.2
As of December 31, 2025
DST Program Loans, carried at cost	$20,637	N/A	$20,637	6.1%	7.8
DST Program Loans, carried at fair value	170,865	—	170,865	6.6%	9.2
Total	$191,502	$—	$191,502	6.6%	9.1
_______________________________________________________________
(1)Represents cumulative unrealized gain or loss on DST program loans carried at fair value.

The following table summarizes our financing obligations, net as of June 30, 2026 and December 31, 2025:

(in thousands)	DST Interests Sold, Net (1)	Unamortized Program Costs	Unrealized Loss, Net (2)	Book Value
As of June 30, 2026
Financing obligations, carried at fair value	$2,505,574	N/A	$91,587	$2,597,161
Total	$2,505,574	$—	$91,587	$2,597,161
As of December 31, 2025
Financing obligations, carried at cost	$223,800	$(17)	N/A	$223,783
Financing obligations, carried at fair value	2,070,389	N/A	55,878	2,126,267
Total	$2,294,189	$(17)	$55,878	$2,350,050
_______________________________________________________________
(1)DST Interests sold are presented net of upfront fees.
(2)Represents cumulative unrealized gain or loss on financing obligations carried at fair value.
The following table presents our DST Program activity for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
DST Interests sold	$346,122	$224,801	$676,494	$519,668
DST Interests financed by DST Program Loans	29,464	15,653	58,677	43,114
Income earned from DST Program Loans (1)	3,338	2,568	6,531	4,759
Unrealized (loss) gain on DST Program Loans (2)	(333)	(1)	(333)	14
Loss on financing obligations (3)	(9,738)	(14,353)	(30,209)	(18,491)
Gain on extinguishment of financing obligations (4)	—	—	18,400	—
Rent obligation incurred under master lease agreements (5)	30,536	21,530	59,648	39,497
_______________________________________________________________
(1)Included in other income and expenses on the condensed consolidated statements of operations.
(2)Included in gain (loss) on financial assets on the condensed consolidated statements of operations.
(3)During the three and six months ended June 30, 2026, we realized $5.5 million of cumulative gain upon settlement of financing obligations for which we had elected the fair value option in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. There were no realized gains or losses on financing obligations during the three or six months ended June 30, 2025.
(4)Included in (loss) gain on extinguishment of debt and financing obligations, net on the condensed consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT structure.
(5)Included in interest expense on the condensed consolidated statements of operations.
We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units in the Operating Partnership (“OP Units”), cash or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the six months ended June 30, 2026, 47.1 million OP Units were issued in exchange for DST Interests for a net investment of $383.2 million in accordance with our UPREIT structure. In addition, we paid $2.6 million in cash in exchange for DST Interests during the six months ended June 30, 2026. There were no OP Units issued in accordance with our UPREIT structure or cash paid in exchange for DST Interests during the six months ended June 30, 2025.
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
Fair Value Measurements on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Net Asset Value	Total Fair Value
As of June 30, 2026
Assets:
Derivative instruments	$—	$20,573	$—	$—	$20,573
Investments in unconsolidated joint venture partnerships	—	—	92,181	—	92,181
Debt-related investments	—	—	192,146	—	192,146
Available-for-sale debt securities	—	2,252	123,737	—	125,989
Equity securities	—	—	—	2,637	2,637
DST Program Loans	—	—	208,776	—	208,776
Total assets measured at fair value	$—	$22,825	$616,840	$2,637	$642,302
Liabilities:
Derivative instruments	$—	$1,299	$—	$—	$1,299
Financing obligations	—	—	2,597,161	—	2,597,161
Total liabilities measured at fair value	$—	$1,299	$2,597,161	$—	$2,598,460
As of December 31, 2025
Assets:
Derivative instruments	$—	$5,656	$—	$—	$5,656
Investments in unconsolidated joint venture partnerships	—	—	77,703	—	77,703
Debt-related investments	—	—	137,857	—	137,857
Available-for-sale debt securities	—	2,782	118,173	—	120,955
Equity securities	—	—	—	566	566
DST Program Loans	—	—	170,865	—	170,865
Total assets measured at fair value	$—	$8,438	$504,598	$566	$513,602
Liabilities:
Derivative instruments	$—	$1,125	$—	$—	$1,125
Financing obligations	—	—	2,126,267	—	2,126,267
Total liabilities measured at fair value	$—	$1,125	$2,126,267	$—	$2,127,392
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
As of June 30, 2026 and December 31, 2025, we held one investment in a joint venture partnership, classified as an equity security and measured using the net asset value practical expedient, which develops and operates data center properties in Japan. The joint venture partnership is closed-ended and does not permit investors to redeem their interests. We expect to receive distributions from this joint venture upon liquidation or sale of the underlying assets; however, the timing of these distributions is unknown.

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

The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2026 and 2025:

(in thousands)	Investments in Unconsolidated Joint Venture Partnerships	Debt-Related Investments	Available-for-Sale Debt Securities	DST Program Loans	Total
Balance as of December 31, 2024	$38,386	$28,844	$123,187	$71,068	$261,485
Purchases and contributions	—	—	—	43,114	43,114
Paid-in-kind interest, net of repayments	—	596	8,525	—	9,121
Distributions received	(2,619)	—	—	—	(2,619)
Gain on financial assets	—	—	—	14	14
Gain on investments in joint venture partnerships	1,540	—	—	—	1,540
Foreign currency gain on investment	3,301	—	—	—	3,301
Amortization of loan origination fees (1)	—	—	139	—	139
Balance as of June 30, 2025	$40,608	$29,440	$131,851	$114,196	$316,095

Balance as of December 31, 2025	$77,703	$137,857	$118,173	$170,865	$504,598
Purchases and contributions	10,366	106,808	—	58,677	175,851
Paid-in-kind interest, net of repayments	—	4,197	5,564	—	9,761
Distributions and principal collections received	(153)	(56,324)	—	(20,433)	(76,910)
Loss on financial assets	—	(392)	—	(333)	(725)
Gain on investments in joint venture partnerships	6,469	—	—	—	6,469
Foreign currency loss on investment	(2,204)	—	—	—	(2,204)
Amortization of loan origination fees (1)	—	—	—	—	—
Balance as of June 30, 2026	$92,181	$192,146	$123,737	$208,776	$616,840
_______________________________________________________________
(1)Included in debt-related income on the condensed consolidated statements of operations.
The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs as of June 30, 2026 and 2025:

(in thousands)	Financing Obligations
Balance as of December 31, 2024	$878,386
DST Interests sold, net of upfront fees	507,702
Unrealized loss on financing obligations	18,491
Balance as of June 30, 2025	$1,404,579

Balance as of December 31, 2025	$2,126,267
DST Interests sold, net of upfront fees	661,635
Settlement of financing obligations	(220,950)
Loss on financing obligations	30,209
Balance as of June 30, 2026	$2,597,161

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
As of June 30, 2026
Assets:
Investments in unconsolidated joint venture partnerships	$92,181	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	192,146	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	123,737	Yield Method	Market Yield	Decrease
DST Program Loans	208,776	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$2,597,161	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
As of December 31, 2025
Assets:
Investments in unconsolidated joint venture partnerships	$77,703	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	137,857	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	118,173	Yield Method	Market Yield	Decrease
DST Program Loans	170,865	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$2,126,267	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
_______________________________________________________________
(1)As of June 30, 2026 and December 31, 2025, the market yield used in determining the fair value of our available-for-sale debt security was 11.2% and 11.0%, respectively.
Financial Assets and Liabilities Not Measured at Fair Value
As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	Level in Fair Value Hierarchy	As of June 30, 2026		As of December 31, 2025
(in thousands)		Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments (2)	3	$41,998	$39,250	$44,420	$43,219
DST Program Loans (2)	3	—	—	20,637	20,637
Liabilities:
Line of credit	3	$109,060	$109,060	$744,349	$744,349
Term loans	3	1,000,000	1,000,000	1,000,000	1,000,000
Mortgage notes	3	1,461,686	1,455,366	1,256,268	1,254,511
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
8. STOCKHOLDERS’ EQUITY
Securities Offerings
During the six months ended June 30, 2026, we raised gross proceeds of $171.2 million from the sale of 21.1 million shares of our common stock in our continuous securities offerings, including proceeds from our distribution reinvestment plans (“DRIP”) of $17.2 million.
Common Stock
The following table describes the number of shares of each class of our common stock, excluding Class B Shares, authorized and issued and outstanding as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	100,000	20,605	100,000	22,870
Class S-R, $0.01 par value per share	100,000	33,068	100,000	36,469
Class D-R, $0.01 par value per share	100,000	5,519	100,000	5,710
Class I-R, $0.01 par value per share	600,000	65,039	600,000	62,210
Class E, $0.01 par value per share	100,000	38,719	100,000	39,812
Class S-PR, $0.01 par value per share	400,000	12,556	400,000	5,758
Class D-PR, $0.01 par value per share	400,000	1,611	400,000	400
Class I-PR, $0.01 par value per share	700,000	19,739	700,000	8,662

The following table describes the changes in each class of common shares, excluding Class B shares, during the periods presented below:

(in thousands)	Class T-R Shares	Class S-R Shares	Class D-R Shares	Class I-R Shares	Class E Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	Total Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2025
Balance as of March 31, 2025	26,362	41,791	5,991	58,632	42,060	1,469	23	1,545	177,873
Issuance of common stock:
Primary shares	—	—	—	—	—	640	—	2,662	3,302
Distribution reinvestment plan	150	246	35	370	168	15	—	23	1,007
Redemptions of common stock	(255)	(1,052)	(128)	(1,292)	(782)	—	(13)	—	(3,522)
Conversions	(699)	(568)	—	1,267	—	—	—	—	—
Balance as of June 30, 2025	25,558	40,417	5,898	58,977	41,446	2,124	10	4,230	178,660
FOR THE THREE MONTHS ENDED JUNE 30, 2026
Balance as of March 31, 2026	21,953	34,768	5,574	63,459	39,359	8,631	496	13,543	187,783
Issuance of common stock:
Primary shares	—	—	—	—	—	4,015	1,110	6,091	11,216
Distribution reinvestment plan	124	187	33	399	151	63	5	114	1,076
Share-based compensation	—	—	—	—	—	—	—	—	—
Redemptions of common stock	(238)	(692)	(88)	(1,248)	(791)	(153)	—	(9)	(3,219)
Conversions	(1,234)	(1,195)	—	2,429	—	—	—	—	—
Balance as of June 30, 2026	20,605	33,068	5,519	65,039	38,719	12,556	1,611	19,739	196,856
FOR THE SIX MONTHS ENDED JUNE 30, 2025
Balance as of December 31, 2024	26,972	43,761	6,110	58,998	43,190	660	13	607	180,311
Issuance of common stock:
Primary shares	—	—	—	—	—	1,440	10	3,594	5,044
Distribution reinvestment plan	307	510	72	744	339	24	—	29	2,025
Redemptions of common stock	(556)	(2,632)	(284)	(3,152)	(2,083)	—	(13)	—	(8,720)
Conversions	(1,165)	(1,222)	—	2,387	—	—	—	—	—
Balance as of June 30, 2025	25,558	40,417	5,898	58,977	41,446	2,124	10	4,230	178,660
FOR THE SIX MONTHS ENDED JUNE 30, 2026
Balance as of December 31, 2025	22,870	36,469	5,710	62,210	39,812	5,758	400	8,662	181,891
Issuance of common stock:
Primary shares	—	—	—	—	—	6,838	1,204	10,898	18,940
Distribution reinvestment plan	253	388	67	800	308	113	7	188	2,124
Redemptions of common stock	(689)	(1,399)	(255)	(2,193)	(1,401)	(153)	—	(9)	(6,099)
Conversions	(1,829)	(2,390)	(3)	4,222	—	—	—	—	—
Balance as of June 30, 2026	20,605	33,068	5,519	65,039	38,719	12,556	1,611	19,739	196,856

Distributions
The following table summarizes our distribution activity (including distributions to redeemable equity and noncontrolling interests and distributions reinvested in shares of our common stock) for the periods below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Distribution Fees (3)	Gross Distributions (4)
2026
June 30	$0.10350	$13,468	$21,761	$8,867	$1,173	$45,269
March 31	0.10350	12,146	19,517	8,566	1,134	41,363
Total	$0.20700	$25,614	$41,278	$17,433	$2,307	$86,632
2025
December 31	$0.10350	$11,110	$16,926	$8,211	$1,149	$37,396
September 30	0.10350	9,260	16,132	8,132	1,156	$34,680
June 30	0.10000	8,939	15,707	7,758	1,143	$33,547
March 31	0.10000	9,036	15,880	7,679	1,146	33,741
Total	$0.40700	$38,345	$64,645	$31,780	$4,594	$139,364
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
Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2026	2025
Number of shares redeemed or repurchased	6,099	8,720
Aggregate dollar amount of shares redeemed or repurchased	$49,400	$66,344
Average redemption or repurchase price per share	$8.10	$7.61

9. REDEEMABLE COMMON STOCK
As of both June 30, 2026 and December 31, 2025, we were authorized to sell 300.0 million shares of Class B common stock. As of June 30, 2026 and December 31, 2025, 49.9 million and 25.4 million shares of Class B common stock were issued and outstanding, respectively.
On May 19, 2026, we entered into an amendment to the subscription agreement with Ares Apogee Finance HoldCo L.P. (“Apogee SPV”), an affiliate of the Advisor, pursuant to which we issued and sold 12.2 million Class B shares of our common stock to Apogee SPV in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) for aggregate gross proceeds of $100.0 million.
On May 29, 2026, we entered into a subscription agreement with Apogee SPV and Ares Perigee Finance HoldCo L.P. (“Perigee SPV”), an affiliate of the Advisor, pursuant to which we issued and sold 12.2 million Class B shares of our common stock to Perigee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100.0 million.
The following table summarizes the redeemable common stock activity for our Class B shares of common stock for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$206,326	$—	$203,141	$—
Issuance of redeemable common stock	200,000	—	200,000	—
Distributions to redeemable common stock	(3,474)	—	(6,105)	—
Net loss attributable to redeemable common stock	(2,018)	—	(4,597)	—
Change from securities and cash flow hedging activities attributable to redeemable common stock	536	—	874	—
Redemption value allocation adjustment to redeemable common stock (1)	7,405	—	15,462	—
Ending balance	$408,775	$—	$408,775	$—
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
The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
(in thousands)	$	Units	$	Units
Balance at beginning of the period	$8,399	1,052	$9,381	1,245
Settlement of prior year performance participation allocation (1)	7,230	899	—	—
Distributions to redeemable noncontrolling interests	(346)	—	(242)	—
Redemptions of redeemable noncontrolling interests	(1,516)	(187)	(500)	(65)
Net loss attributable to redeemable noncontrolling interests	(265)	—	(275)	—
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	49	—	(24)	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	892	—	741	—
Ending balance	$14,443	1,764	$9,081	1,180
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
11. NONCONTROLLING INTERESTS
Third Party Investor OP Units
As of June 30, 2026 and December 31, 2025, the Operating Partnership had issued OP Units to third-party investors (which excludes interests held by redeemable noncontrolling interest holders), representing 47.4% and 46.4%, respectively, of limited partnership interests. The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Balance at beginning of period	180,246	158,239
Issuance of units	47,114	—
Redemption of units	(3,001)	(2,598)
Balance at end of period	224,359	155,641
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current net asset value (“NAV”) per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the six months ended June 30, 2026 and 2025, the aggregate amount of OP Units redeemed was $24.3 million and $19.8 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors as of June 30, 2026 and December 31, 2025 was $1.8 billion and $1.4 billion (unaudited), respectively.

12. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Selling commissions and dealer manager fees (1)	$257	$91	$442	$141	$—	$—
Ongoing distribution fees (1)(2)	3,361	2,641	6,361	5,275	1,167	1,169
Advisory fees—fixed component	16,894	12,188	32,578	23,592	5,885	4,984
Performance participation allocation (3)	9,790	—	20,436	—	20,436	16,544
Other fees and expense reimbursements—Advisor (4)(5)	3,379	3,195	6,718	6,144	7,613	8,980
Other expense reimbursements—Dealer Manager	30	94	71	139	42	48
Property management fee (6)	1,588	671	2,795	1,259	562	355
DST Program selling commissions, dealer manager and distribution fees (1)	5,012	3,081	9,103	7,021	1,185	1,071
Other DST Program related costs—Advisor (5)	4,903	3,219	9,666	7,405	322	317
Total	$45,214	$25,180	$88,170	$50,976	$37,212	$33,468
_______________________________________________________________
(1)All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $104.6 million and $73.0 million as of June 30, 2026 and December 31, 2025, respectively.
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
Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended June 30, 2026 and 2025 were approximately $3.0 million and $2.9 million, respectively. Amounts incurred related to these compensation expenses for the six months ended June 30, 2026 and 2025 were approximately $5.9 million and $5.5 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.
Apogee SPV Investment
On May 19, 2026, we entered into an amendment to the subscription agreement with Apogee SPV, an affiliate of the Advisor, pursuant to which we issued and sold 12.2 million Class B shares of our common stock to Apogee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100.0 million.
Perigee SPV Investment
On May 29, 2026, we entered into a subscription agreement with Apogee SPV and Perigee SPV, an affiliate of the Advisor, pursuant to which we issued and sold 12.2 million Class B shares of our common stock to Perigee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100.0 million.
Mortgage Loan Origination Program
During the six months ended June 30, 2026 and 2025, we sold two loans for $205.2 million and four loans for $377.2 million, respectively, equal to the carrying cost of the debt-related investment on the date of sale, to a joint venture partnership in which we have an ownership interest.
13. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss attributable to common stockholders—basic	$(13,653)	$(22,574)	$(34,963)	$(40,600)
Net loss attributable to redeemable noncontrolling interests	(106)	(149)	(265)	(275)
Net loss attributable to dilutive noncontrolling interests	(12,530)	(19,727)	(31,427)	(35,626)
Net loss attributable to common stockholders—diluted	$(26,289)	$(42,450)	$(66,655)	$(76,501)
Weighted-average shares outstanding—basic	227,061	178,395	219,110	178,511
Incremental weighted-average shares effect of conversion of noncontrolling interests	210,202	157,068	199,532	157,939
Weighted-average shares outstanding—diluted	437,263	335,463	418,642	336,450
Net loss per share attributable to common stockholders:
Basic	$(0.06)	$(0.13)	$(0.16)	$(0.23)
Diluted	$(0.06)	$(0.13)	$(0.16)	$(0.23)
14. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$17,191	$15,414
Increase (decrease) in distribution fees payable to affiliates	31,644	(4,396)
Increase in DST Program Loans through sale of DST Interests	58,677	43,114
Redeemable noncontrolling interests issued as settlement of performance participation allocation	7,230	—
Issuances of OP Units for DST Interests	383,238	—

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

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Beginning of period:
Cash and cash equivalents	$40,059	$19,554
Restricted cash	5,693	7,865
Cash, cash equivalents and restricted cash	$45,752	$27,419
End of period:
Cash and cash equivalents	$41,129	$40,007
Restricted cash	14,697	11,106
Cash, cash equivalents and restricted cash	$55,826	$51,113
15. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we and our subsidiaries were not involved in any material legal proceedings.
Environmental Matters
A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2026.
Unfunded Commitments
As of June 30, 2026, we had unfunded commitments of $420.6 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.
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

The following table reflects our total consolidated assets by segment as of June 30, 2026 and December 31, 2025:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Assets:
Residential properties	$2,294,534	$2,317,415
Industrial properties	2,516,032	2,297,995
Retail properties	472,466	485,687
Office properties	322,951	325,218
Data center properties	681,170	688,390
Other properties (1)	206,829	169,768
Investments in real estate debt and securities	362,770	303,232
Total segment assets	6,856,752	6,587,705
Corporate	820,793	680,819
Total assets	$7,677,545	$7,268,524
_______________________________________________________________
(1)Includes self-storage properties.
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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss attributable to common stockholders	$(13,653)	$(22,574)	$(34,963)	$(40,600)
Real estate-related depreciation and amortization	59,498	46,856	117,870	92,729
General and administrative expenses	3,469	3,149	6,623	6,054
Advisory fees	16,894	12,188	32,578	23,592
Performance participation allocation	9,790	—	20,436	—
Acquisition costs and reimbursements	1,526	1,420	3,391	2,775
Impairment of real estate property	3,851	—	3,851	—
Income from unconsolidated joint venture partnerships	(51,077)	(15,641)	(73,686)	(19,155)
Interest expense	71,316	58,963	142,401	114,347
Gain on sale of real estate property	—	(506)	—	(10,489)
(Gain) loss on financial assets	(396)	1	(557)	(14)
Loss on financing obligations	9,738	14,353	30,209	18,491
Loss (gain) on extinguishment of debt and financing obligations, net	120	791	(18,280)	791
Loss (gain) on derivative instruments	110	—	(57)	—
Provision for current expected credit losses	—	(57)	—	(156)
Other income and expenses	(3,486)	(2,550)	(6,769)	(3,865)
Income tax expense	10,841	1,658	14,807	6,296
Net loss attributable to redeemable noncontrolling interests	(106)	(149)	(265)	(275)
Net loss attributable to noncontrolling interests	(12,350)	(19,773)	(31,479)	(35,716)
Net operating income	$106,085	$78,129	$206,110	$154,805

The following table sets forth consolidated financial results by segment for the three and six months ended June 30, 2026 and 2025:

(in thousands)	Residential	Industrial	Retail	Office	Data Center	Other Properties	Debt and Securities	Consolidated
For the Three Months Ended June 30, 2026
Rental revenues	$46,465	$49,082	$19,648	$10,147	$11,154	$4,146	$—	$140,642
Debt-related income	—	—	—	—	—	—	10,517	10,517
Rental expenses	(22,553)	(11,202)	(4,008)	(5,059)	(453)	(1,799)	—	(45,074)
Net operating income	$23,912	$37,880	$15,640	$5,088	$10,701	$2,347	$10,517	$106,085
For the Three Months Ended June 30, 2025
Rental revenues	$43,372	$34,268	$15,245	$12,874	$—	$3,459	$—	$109,218
Debt-related income	—	—	—	—	—	—	9,065	9,065
Rental expenses	(21,259)	(8,072)	(3,806)	(5,535)	—	(1,482)	—	(40,154)
Net operating income	$22,113	$26,196	$11,439	$7,339	$—	$1,977	$9,065	$78,129
For the Six Months Ended June 30, 2026
Rental revenues	$92,752	$97,486	$36,440	$20,500	$23,053	$7,779	$—	$278,010
Debt-related income	—	—	—	—	—	—	18,284	18,284
Rental expenses	(43,169)	(22,859)	(8,950)	(10,246)	(1,648)	(3,312)	—	(90,184)
Net operating income	$49,583	$74,627	$27,490	$10,254	$21,405	$4,467	$18,284	$206,110
For the Six Months Ended June 30, 2025
Rental revenues	$85,500	$67,137	$30,301	$26,308	$—	$6,368	$—	$215,614
Debt-related income	—	—	—	—	—	—	19,054	19,054
Rental expenses	(41,273)	(15,829)	(8,060)	(12,052)	—	(2,649)	—	(79,863)
Net operating income	$44,227	$51,308	$22,241	$14,256	$—	$3,719	$19,054	$154,805
17. SUBSEQUENT EVENTS
Whitestone REIT Acquisition
On July 14, 2026, an unconsolidated joint venture (the “WSR Joint Venture”) between us and a private fund affiliated with our sponsor acquired all of the outstanding common shares and operating partnership units of Whitestone REIT (NYSE: WSR) and its operating partnership. In connection with the transaction, we contributed $405.2 million in cash to the WSR Joint Venture. We subsequently received a distribution of nine retail properties, including one property for which we assumed an $80.0 million mortgage obligation from the WSR Joint Venture.

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
OVERVIEW
General
Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of June 30, 2026, our consolidated real property portfolio consisted of 152 properties, totaling approximately 32 million square feet located in 34 markets throughout the U.S. We also owned, either directly through our unconsolidated joint venture partnerships or indirectly through other entities owned by our unconsolidated joint venture partnerships, 154 credit lease properties, 31 industrial properties, 18 data center investments and 33 debt-related investments as of June 30, 2026. Unless otherwise noted, these unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the six months ended June 30, 2026, we raised gross proceeds of approximately $371.2 million from the sale of 45.6 million shares of our common stock in our ongoing securities offerings, including proceeds from our distribution reinvestment plans of approximately $17.2 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our securities offerings.
Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. During the six months ended June 30, 2026, we sold $676.5 million of gross interests related to the DST Program, $58.7 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

As of June 30, 2026, our total investment portfolio consisted of the following sector allocations:
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
As of June 30, 2026, we had six floating-rate debt-related investments with a weighted-average interest rate of 7.4% and a weighted-average remaining life of 1.6 years. As of June 30, 2026, the aggregate outstanding principal was $234.3 million, the aggregate carrying amount was $234.1 million and total aggregate current commitments were up to $261.4 million.
As of June 30, 2026, we had three investments in securities. As of June 30, 2026, the aggregate fair value of these investments was $128.6 million.
During the six months ended June 30, 2026, we originated five loans through our mortgage loan origination program with a total principal balance of $362.2 million. Additionally, during the six months ended June 30, 2026, we sold five loans for $359.3 million and recorded $459 thousand in realized losses on these investments. During the three and six months ended June 30, 2026, we recognized origination fee income related to our mortgage loan origination program of $1.1 million and $1.6 million, respectively.
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.0 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.3 billion, representing a difference of approximately $741.1 million, or 10.2%.
As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, affiliates of the Sponsor and the Advisor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Investments in residential properties	$2,707,050	$2,671,600
Investments in industrial properties	3,331,200	3,004,700
Investments in retail properties	730,700	728,250
Investments in office properties	401,200	400,150
Investments in other properties (1)	839,450	760,450
Total investment in real estate properties	8,009,600	7,565,150
Investments in real estate debt and securities	360,022	302,597
Investments in unconsolidated joint venture partnerships	563,299	467,237
DST Program Loans	208,776	191,502
Total investments	9,141,697	8,526,486
Cash and cash equivalents	41,129	40,059
Restricted cash	14,697	5,693
Other assets	78,485	69,452
Line of credit, term loans and mortgage notes	(2,575,384)	(3,005,732)
Financing obligations associated with our DST Program	(2,597,161)	(2,331,517)
Other liabilities	(173,223)	(141,264)
Accrued performance participation allocation	(20,436)	(16,544)
Accrued advisory fees	(5,885)	(4,984)
Noncontrolling interests in consolidated joint venture partnerships	(15,417)	(19,149)
Aggregate Fund NAV	$3,888,502	$3,122,500
Total Fund Interests outstanding	472,887	388,599
_______________________________________________________________
(1)Includes self-storage and data center properties.

The following table sets forth the NAV per Fund Interest as of June 30, 2026:

(in thousands, except		Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Class B
per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	OP Units
As of June 30, 2026
Monthly NAV	$3,888,502	$169,429	$271,912	$45,384	$534,818	$318,386	$103,248	$13,245	$162,309	$410,384	$1,859,387
Fund Interests outstanding	472,887	20,605	33,068	5,519	65,039	38,719	12,556	1,611	19,739	49,908	226,123
NAV Per Fund Interest	$8.2229	$8.2229	$8.2229	$8.2229	$8.2229	$8.2229	$8.2229	$8.2229	$8.2229	$8.2229	$8.2229
Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of June 30, 2026, we estimated approximately $104.6 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuations of our real properties as of June 30, 2026, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Residential	Industrial	Retail	Office	Other (1)	Weighted-Average Basis
Exit capitalization rate	5.1%	5.7%	6.4%	7.3%	6.1%	5.7%
Discount rate / internal rate of return	7.0%	7.3%	7.2%	8.7%	7.7%	7.3%
Average holding period (years)	10.0	10.1	10.0	10.0	14.2	10.5
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

Input	Hypothetical Change	Residential	Industrial	Retail	Office	Other (1)	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%	3.1%	2.3%	2.5%	2.3%	3.0%
	0.25% increase	(3.0)%	(2.7)%	(2.2)%	(2.3)%	(2.1)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.1%	1.9%	2.1%	2.5%	2.1%
	0.25% increase	(1.9)%	(1.9)%	(1.8)%	(2.0)%	(2.4)%	(1.9)%
___________________________________________________________
(1)Includes self-storage and data center properties.
From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of June 30, 2026, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2026 was $23.4 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $23.4 million, or $0.05 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2026.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV
The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2026:

(in thousands)	As of June 30, 2026
Total stockholders’ equity	$750,187
Noncontrolling interests	860,559
Total equity under GAAP	1,610,746

Adjustments:
Accrued distribution fee (1)	104,618
Redeemable equity (2)	423,218
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	738,371
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	30,399
Accumulated depreciation and amortization (5)	1,057,404
Other adjustments (6)	(76,254)
Aggregate Fund NAV	$3,888,502
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

Performance
Our NAV increased from $8.04 per share as of December 31, 2025 to $8.22 per share as of June 30, 2026. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth, and stabilizing capital markets.
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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of June 30, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.45)%	0.99%	7.38%	2.49%	4.85%	4.93%	6.04%
Adjusted Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.27)%	1.28%	8.02%	1.71%	5.13%	4.97%	6.07%
Difference	(0.18)%	(0.29)%	(0.64)%	0.78%	(0.28)%	(0.04)%	(0.03)%

Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.00%	4.53%	11.13%	3.67%	5.57%	5.25%	6.14%
Adjusted Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.19%	4.82%	11.80%	2.88%	5.85%	5.29%	6.17%
Difference	(0.19)%	(0.29)%	(0.67)%	0.79%	(0.28)%	(0.04)%	(0.03)%

Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.45)%	0.99%	7.38%	2.49%	4.85%	4.93%	6.04%
Adjusted Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.27)%	1.28%	8.02%	1.71%	5.13%	4.97%	6.07%
Difference	(0.18)%	(0.29)%	(0.64)%	0.78%	(0.28)%	(0.04)%	(0.03)%

Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.00%	4.53%	11.13%	3.67%	5.57%	5.25%	6.14%
Adjusted Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.19%	4.82%	11.80%	2.88%	5.85%	5.29%	6.17%
Difference	(0.19)%	(0.29)%	(0.67)%	0.79%	(0.28)%	(0.04)%	(0.03)%

Class D-R Share Total Return (3)	2.16%	4.84%	11.80%	4.29%	6.21%	5.86%	6.29%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.34%	5.14%	12.47%	3.50%	6.49%	5.91%	6.32%
Difference	(0.18)%	(0.30)%	(0.67)%	0.79%	(0.28)%	(0.05)%	(0.03)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of June 30, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class I-R Share Total Return (3)	2.22%	4.97%	12.08%	4.55%	6.47%	6.16%	6.64%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.40%	5.27%	12.75%	3.76%	6.75%	6.21%	6.67%
Difference	(0.18)%	(0.30)%	(0.67)%	0.79%	(0.28)%	(0.05)%	(0.03)%

Class E Share Return Total Return (3)	2.22%	4.97%	12.08%	4.55%	6.47%	6.17%	6.68%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.40%	5.27%	12.75%	3.76%	6.75%	6.22%	6.71%
Difference	(0.18)%	(0.30)%	(0.67)%	0.79%	(0.28)%	(0.05)%	(0.03)%

Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.57)%	0.87%	7.24%	n/a	n/a	n/a	8.05%
Adjusted Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.39)%	1.16%	7.89%	n/a	n/a	n/a	7.95%
Difference	(0.18)%	(0.29)%	(0.65)%	n/a	n/a	n/a	0.10%

Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (3)	2.00%	4.53%	11.13%	n/a	n/a	n/a	10.18%
Adjusted Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.19%	4.82%	11.80%	n/a	n/a	n/a	10.08%
Difference	(0.19)%	(0.29)%	(0.67)%	n/a	n/a	n/a	0.10%

Class D-PR Share Total Return (with upfront selling commissions) (3)	0.62%	3.27%	10.12%	n/a	n/a	n/a	9.99%
Adjusted Class D-PR Share Total Return (with upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.80%	3.56%	10.78%	n/a	n/a	n/a	9.79%
Difference	(0.18)%	(0.29)%	(0.66)%	n/a	n/a	n/a	0.20%

Class D-PR Share Total Return (without upfront selling commissions) (3)	2.16%	4.84%	11.80%	n/a	n/a	n/a	11.05%
Adjusted Class D-PR Share Total Return (without upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.34%	5.14%	12.47%	n/a	n/a	n/a	10.84%
Difference	(0.18)%	(0.30)%	(0.67)%	n/a	n/a	n/a	0.21%

Class I-PR Share Total Return (3)	2.22%	4.97%	12.08%	n/a	n/a	n/a	11.12%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.40%	5.27%	12.75%	n/a	n/a	n/a	10.97%
Difference	(0.18)%	(0.30)%	(0.67)%	n/a	n/a	n/a	0.15%

Class B Share Total Return (3)	2.22%	4.97%	n/a	n/a	n/a	n/a	7.15%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of June 30, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Adjusted Class B Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.40%	5.27%	n/a	n/a	n/a	n/a	7.81%
Difference	(0.18)%	(0.30)%	n/a	n/a	n/a	n/a	(0.66)%
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

During the second quarter of 2026, the U.S. economy continued to expand, supported by continued consumer spending with moderating expectations for U.S. gross domestic product growth and low levels of unemployment amidst heightened geopolitical tensions. During this time, the commercial real estate market exhibited stable to moderating conditions. Specifically, individual property transaction volumes slowed in the second quarter while broad market indices demonstrated flat to increasing commercial real estate values.

Aiding valuations, new construction starts remained near or at 10-year lows across multifamily, industrial, retail and office property types and lending markets remained supportive given increased activity from capital markets and banks.

During the quarter, the Federal Reserve held interest rates steady and restated its commitment towards its inflation goals, which may result in future monetary policy actions. There is no certainty that there will be a change in interest rates or of the magnitude or pace of potential changes.

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

RESULTS OF OPERATIONS

Summary of 2026 Activities
During the six months ended June 30, 2026, we completed the following activities:
•We acquired three self-storage properties and seven industrial properties for an aggregate contractual purchase price of $273.1 million. We also invested an aggregate of $99.2 million in our unconsolidated joint venture partnerships and our investments in real estate debt and securities.
•We leased approximately 1.3 million square feet of our commercial properties, which included 0.5 million square feet of new leases and 0.8 million square feet of renewals.
•We decreased our leverage ratio from 36% as of December 31, 2025, to 28% as of June 30, 2026. Our leverage ratio for reporting purposes is calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures).
•We raised gross proceeds of $1.0 billion from the sale of our common stock and DST Interests. This includes $371.2 million from the sale of 45.6 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plans of $17.2 million, and $676.5 million of gross capital through private placement offerings by selling DST Interests, $58.7 million of which were financed by DST Program Loans.
•We redeemed 6.1 million shares of common stock at a weighted-average purchase price of $8.10 per share for an aggregate amount of $49.4 million. Additionally, we redeemed a combined 3.2 million OP Units of redeemable noncontrolling interests and noncontrolling interests for an aggregate dollar amount of $25.8 million.
•We issued 47.1 million OP Units in exchange for DST Interests for a net investment of $383.2 million. In addition, we paid $2.6 million in cash in exchange for DST Interests.

Results for the Three and Six Months Ended June 30, 2026 Compared to Prior Periods
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, and for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

	For the Three Months Ended		Change		For the Six Months Ended		Change
($ in thousands, except per share data)	June 30, 2026	March 31, 2026	$	%	June 30, 2026	June 30, 2025	$	%
Revenues:
Rental revenues	$140,642	$137,368	$3,274	2.4%	$278,010	$215,614	$62,396	28.9%
Debt-related income	10,517	7,767	2,750	35.4	18,284	19,054	(770)	(4.0)
Total revenues	151,159	145,135	6,024	4.2	296,294	234,668	61,626	26.3
Operating expenses:
Rental expenses	45,074	45,110	(36)	(0.1)	90,184	79,863	10,321	12.9
Real estate-related depreciation and amortization	59,498	58,372	1,126	1.9	117,870	92,729	25,141	27.1
General and administrative expenses	3,469	3,154	315	10.0	6,623	6,054	569	9.4
Advisory fees	16,894	15,684	1,210	7.7	32,578	23,592	8,986	38.1
Performance participation allocation	9,790	10,646	(856)	(8.0)	20,436	—	20,436	NM
Acquisition costs and reimbursements	1,526	1,865	(339)	(18.2)	3,391	2,775	616	22.2
Impairment of real estate property	3,851	—	3,851	NM	3,851	—	3,851	NM
Total operating expenses	140,102	134,831	5,271	3.9	274,933	205,013	69,920	34.1
Other income (expenses):
Income from unconsolidated joint venture partnerships	51,077	22,609	28,468	NM	73,686	19,155	54,531	NM
Interest expense	(71,316)	(71,085)	(231)	(0.3)	(142,401)	(114,347)	(28,054)	(24.5)
Gain on sale of real estate property	—	—	—	—	—	10,489	(10,489)	(100.0)
Gain on financial assets	396	161	235	NM	557	14	543	NM
Loss on financing obligations	(9,738)	(20,471)	10,733	52.4	(30,209)	(18,491)	(11,718)	63.4
(Loss) gain on extinguishment of debt and financing obligations, net	(120)	18,400	(18,520)	NM	18,280	(791)	19,071	NM
(Loss) gain on derivative instruments	(110)	167	(277)	NM	57	—	57	NM
Provision for current expected credit losses	—	—	—	—	—	156	(156)	(100.0)
Other income and expenses	3,486	3,283	203	6.2	6,769	3,865	2,904	75.1
Total other income (expenses)	(26,325)	(46,936)	20,611	43.9	(73,261)	(99,950)	26,689	26.7
Net loss before income tax expense	(15,268)	(36,632)	21,364	58.3	(51,900)	(70,295)	18,395	26.2
Income tax expense	(10,841)	(3,966)	(6,875)	NM	(14,807)	(6,296)	(8,511)	NM
Net loss	(26,109)	(40,598)	14,489	35.7	(66,707)	(76,591)	9,884	12.9
Net loss attributable to redeemable noncontrolling interests	106	159	(53)	(33.3)	265	275	(10)	(3.6)
Net loss attributable to noncontrolling interests	12,350	19,129	(6,779)	(35.4)	31,479	35,716	(4,237)	(11.9)
Net loss attributable to common stockholders	$(13,653)	$(21,310)	$7,657	35.9%	$(34,963)	$(40,600)	$5,637	13.9%
Weighted-average shares outstanding—basic	227,061	211,070	15,991	7.6%	219,110	178,511	40,599	22.7%
Weighted-average shares outstanding—diluted	437,263	399,853	37,410	9.4%	418,642	336,450	82,192	24.4%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.06)	$(0.10)	$0.04	40.0%	$(0.16)	$(0.23)	$0.07	30.4%
_______________________________________________________________
NM = Not meaningful
Total Revenues. Total revenues for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, in aggregate, increased by $6.0 million and for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 total revenues increased by $61.6 million, primarily due to the factors described below.
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. For the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 in aggregate, total rental revenues increased by $3.3 million primarily due to revenue from the early termination fee with the disposition of our retail property. For the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 in aggregate, total rental revenues increased by $62.4 million, primarily due to the increase in non-same store revenues resulting from net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.
Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. For the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, in aggregate, total debt-related income increased by $2.8 million, primarily due to increased origination fees earned and activity in the mortgage loan origination program for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026. For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, in aggregate, total debt-related income decreased by $0.8 million, primarily due to lower average principal outstanding on our debt-related investments during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Total Operating Expenses. For the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, in aggregate, total operating expenses increased by $5.3 million, and for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, total operating expenses increased by $69.9 million, primarily due to the factors described below.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and tenant leasing costs. Commercial leases that are structured on a “triple net basis”, in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 90.2% of our total leased commercial portfolio, based on number of commercial leases as of June 30, 2026. For the three months ended June 30, 2026, total rental expenses remained consistent as compared to the three months ended March 31, 2026. For the six months ended June 30, 2026, total rental expenses increased by $10.3 million, as compared to the six months ended June 30, 2025, primarily due to increase in non-same store rental expenses resulting from significant net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.
Real Estate-Related Depreciation and Amortization. For the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, in aggregate, real estate-related depreciation and amortization expense increased by $1.1 million, primarily due to net growth in our portfolio. For the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, in aggregate, real estate-related depreciation and amortization expense increased by $25.1 million, primarily due to net growth in our portfolio.
Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $4.2 million for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, primarily due to an increase of $3.9 million in impairment of real estate property during the three months ended June 30, 2026, and an increase of $1.2 million of advisory fees primarily driven by the sale of common stock and gross interests related to the DST Program. In aggregate, the remaining operating expenses increased by $34.5 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to an increase of $20.4 million in performance participation allocation driven by the positive performance of our portfolio and an increase in advisory fees of $9.0 million primarily driven by the sale of common stock and gross interests related to the DST Program.
Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $13.7 million impact on our net income (loss) for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, primarily due to the following:

•an increase in income from unconsolidated joint venture partnerships of $28.5 million primarily driven by positive performance, including the increase in fair value of certain assets, of our investments in unconsolidated joint venture partnerships; and

•an increase in loss on financing obligations of $10.7 million driven by changes in valuations of properties in our DST Program.

Partially offset by:
•a decrease in gain (loss) on extinguishment of debt and financing obligations, net of $18.5 million driven by the recognition of an $18.4 million gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program during the three months ended March 31, 2026, with no comparable extinguishment during the three months ended June 30, 2026; and

•an increase in income tax expense of $6.9 million, primarily driven by activities of our taxable REIT subsidiaries associated with our DST Program and our investments in unconsolidated joint venture partnerships, which resulted in taxable income for the period.

In aggregate, the remaining items that comprise our net income (loss) had a $18.2 million impact on our net income (loss) for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the following:
•an increase in income from unconsolidated joint venture partnerships of $54.5 million primarily driven by positive performance, including the increase in fair value of certain assets, of our investments in unconsolidated joint venture partnerships; and

•an increase in gain (loss) on extinguishment of debt and financing obligations, net of $19.1 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program during the six months ended June 30, 2026, with no comparable activity during the six months ended June 30, 2025.

Partially offset by:
•an increase in interest expense of $28.1 million driven primarily by an increase in average outstanding borrowings and financing obligations during the period;
•an increase in loss on financing obligations of $11.7 million driven by changes in valuations of properties in our DST Program;

•a gain on sale of real estate property of $10.5 million during the six months ended June 30, 2025 driven by the sale of four industrial properties during the period, with no comparative sale during the six months ended June 30, 2026; and

•an increase in income tax expense of $8.5 million, primarily driven by activities of our taxable REIT subsidiaries associated with our DST Program and our investments in unconsolidated joint venture partnerships, which resulted in taxable income for the period.

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

The same store operating portfolio for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 presented below includes 142 properties totaling 31 million square feet owned as of January 1, 2026, which represented 94% of total rentable square feet as of June 30, 2026. The same store operating portfolio for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 presented below includes 118 properties totaling approximately 24 million square feet owned as of January 1, 2025, which represented 74% of total rentable square feet as of June 30, 2026.
The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, and for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net loss attributable to common stockholders	$(13,653)	$(21,310)	$(34,963)	$(40,600)
Debt-related income	(10,517)	(7,767)	(18,284)	(19,054)
Real estate-related depreciation and amortization	59,498	58,372	117,870	92,729
General and administrative expenses	3,469	3,154	6,623	6,054
Advisory fees	16,894	15,684	32,578	23,592
Performance participation allocation	9,790	10,646	20,436	—
Acquisition costs and reimbursements	1,526	1,865	3,391	2,775
Impairment of real estate property	3,851	—	3,851	—
Income from unconsolidated joint venture partnerships	(51,077)	(22,609)	(73,686)	(19,155)
Interest expense	71,316	71,085	142,401	114,347
Gain on sale of real estate property	—	—	—	(10,489)
Gain on financial assets	(396)	(161)	(557)	(14)
Loss on financing obligations	9,738	20,471	30,209	18,491
Loss (gain) on extinguishment of debt and financing obligations, net	120	(18,400)	(18,280)	791
Loss (gain) on derivative instruments	110	(167)	(57)	—
Provision for current expected credit losses	—	—	—	(156)
Other income and expenses	(3,486)	(3,283)	(6,769)	(3,865)
Income tax expense	10,841	3,966	14,807	6,296
Net loss attributable to redeemable noncontrolling interests	(106)	(159)	(265)	(275)
Net loss attributable to noncontrolling interests	(12,350)	(19,129)	(31,479)	(35,716)
Property net operating income	$95,568	$92,258	$187,826	$135,751
Less: Non-same store property NOI	5,845	301	55,558	5,990
Same store property NOI	$89,723	$91,957	$132,268	$129,761
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

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, and the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	For the Three Months Ended		Change		For the Six Months Ended June 30,		Change
($ in thousands, except per square foot data)	June 30, 2026	March 31, 2026	$	%	2026	2025	$	%
Rental revenues:
Residential	$46,463	$46,287	$176	0.4%	$84,838	$84,365	$473	0.6%
Industrial	47,840	48,404	(564)	(1.2)	67,218	65,605	1,613	2.5
Retail	15,146	16,500	(1,354)	(8.2)	31,646	29,717	1,929	6.5
Office	10,157	10,336	(179)	(1.7)	20,493	21,481	(988)	(4.6)
Data center	11,154	11,899	(745)	(6.3)	—	—	—	—
Other	3,532	3,497	35	1.0	5,966	5,822	144	2.5
Total same store rental revenues	134,292	136,923	(2,631)	(1.9)	210,161	206,990	3,171	1.5
Non-same store properties	6,350	445	5,905	NM	67,849	8,624	59,225	NM
Total rental revenues	$140,642	$137,368	$3,274	2.4%	$278,010	$215,614	$62,396	28.9%
Rental expenses:
Residential	$(22,553)	$(20,615)	$(1,938)	(9.4)%	$(40,077)	$(40,963)	$886	2.2%
Industrial	(10,940)	(11,653)	713	6.1	(16,222)	(15,633)	(589)	(3.8)
Retail	(4,005)	(4,873)	868	17.8	(8,877)	(7,990)	(887)	(11.1)
Office	(5,065)	(5,164)	99	1.9	(10,229)	(10,262)	33	0.3
Data center	(452)	(1,195)	743	62.2	—	—	—	—
Other	(1,554)	(1,466)	(88)	(6.0)	(2,488)	(2,381)	(107)	(4.5)
Total same store rental expenses	(44,569)	(44,966)	397	0.9	(77,893)	(77,229)	(664)	(0.9)
Non-same store properties	(505)	(144)	(361)	NM	(12,291)	(2,634)	(9,657)	NM
Total rental expenses	$(45,074)	$(45,110)	$36	0.1%	$(90,184)	$(79,863)	$(10,321)	(12.9)%
Property NOI:
Residential	$23,910	$25,672	$(1,762)	(6.9)%	$44,761	$43,402	$1,359	3.1%
Industrial	36,900	36,751	149	0.4	50,996	49,972	1,024	2.0
Retail	11,141	11,627	(486)	(4.2)	22,769	21,727	1,042	4.8
Office	5,092	5,172	(80)	(1.5)	10,264	11,219	(955)	(8.5)
Data center	10,702	10,704	(2)	NM	—	—	—	—
Other	1,978	2,031	(53)	(2.6)	3,478	3,441	37	1.1
Total same store property NOI	89,723	91,957	(2,234)	(2.4)	132,268	129,761	2,507	1.9
Non-same store properties	5,845	301	5,544	NM	55,558	5,990	49,568	NM
Total property NOI	$95,568	$92,258	$3,310	3.6%	$187,826	$135,751	$52,075	38.4%
Same store average percentage leased:
Residential	93.5%	93.3%			93.4%	92.1%
Industrial	95.9%	97.0%			95.8%	97.4%
Retail	97.1%	96.9%			97.0%	95.7%
Office	74.4%	74.9%			74.7%	78.7%
Data center	100.0%	100.0%			—%	—%
Other	85.5%	84.8%			86.1%	84.3%
Same store average annualized base rent per square foot:
Residential	$28.32	$28.35			$28.64	$28.84
Industrial	7.71	7.59			7.55	7.24
Retail	21.21	21.33			21.21	20.92
Office	38.94	38.71			38.94	38.33
Data center	37.67	37.20			—	—
Other	18.57	18.31			19.99	19.89
_______________________________________________________________
NM = Not meaningful

Residential Segment. For the three months ended June 30, 2026, our residential segment same store property NOI decreased by $1.8 million, as compared to the three months ended March 31, 2026, primarily due to increased operating expenses at various properties. For the six months ended June 30, 2026, our residential segment same store property NOI increased by $1.4 million, as compared to the six months ended June 30, 2025, primarily due to reduced operating expenses, reduced bad debt and reduced vacancies at various properties.
Industrial Segment. For the three months ended June 30, 2026, our industrial segment same store property NOI remained consistent as compared to the three months ended March 31, 2026. For the six months ended June 30, 2026, our industrial segment same store property NOI increased by $1.0 million as compared to the six months ended June 30, 2025, primarily due to increased renewal rates at various properties.
Retail Segment. For the three months ended June 30, 2026, our retail segment same store property NOI decreased by $0.5 million as compared to the three months ended March 31, 2026, primarily due to reduced percentage rent at various properties. For the six months ended June 30, 2026, our retail segment same store property NOI increased by $1.0 million, as compared to the six months ended June 30, 2025, primarily due to increased percentage rent at various properties and increased rental renewal rates at two of our properties.
Office Segment. For the three months ended June 30, 2026, our office segment same store property NOI remained consistent as compared to the three months ended March 31, 2026. Our office segment same store property NOI decreased by $1.0 million for six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to reduced occupancy at one of our properties.
Data Center Segment. For the three months ended June 30, 2026, our data center segment same store property NOI remained consistent as compared to the three months ended March 31, 2026. We did not have data center segment same store property NOI for the six months ended June 30, 2026 and six months ended June 30, 2025.
Other Segment. For the three months ended June 30, 2026, our other segment same store property NOI remained consistent as compared to the three months ended March 31, 2026. For the six months ended June 30, 2026, our other segment same store property NOI remained consistent as compared to the six months ended June 30, 2025.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
GAAP net loss	$(26,109)	$(42,496)	$(66,707)	$(76,591)
Weighted-average shares outstanding—diluted	437,263	335,463	418,642	336,450
GAAP net loss per common share—diluted	$(0.06)	$(0.13)	$(0.16)	$(0.23)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	59,498	46,856	117,870	92,729
Impairment of real estate property	3,851	—	3,851	—
Gain on sale of real estate property	—	(506)	—	(10,489)
Our share of adjustments from joint venture partnerships	770	361	(6,536)	1,214
FFO	$38,010	$4,215	$48,478	$6,863
FFO per common share—diluted	$0.09	$0.01	$0.12	$0.02
Adjustments to arrive at AFFO:
Performance participation allocation	9,790	—	20,436	—
Unrealized loss on financial instruments (1)	8,993	14,297	10,736	18,321
Our share of adjustments from joint venture partnerships	(42,237)	(10,241)	(47,878)	(11,200)
AFFO	$14,556	$8,271	$31,772	$13,984
_______________________________________________________________
(1)Unrealized loss on financial instruments primarily relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our equity securities and on our debt-related investments and DST Program Loans for which we have elected the fair value option, valuation allowances and changes to our provision for current expected credit losses on our debt-related investments and gains or losses on our financing obligations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of June 30, 2026, we had $849.2 million available under our line of credit. Additionally, we plan to continue utilizing our $500.0 million Goldman Sachs MRA to originate mortgage loans through our mortgage loan origination program and to continue to execute secured financings to increase overall cash proceeds available. As of June 30, 2026, we had approximately $702.8 million of borrowings, including scheduled amortization payments, becoming payable within the next 12 months, though the terms of the associated loan agreements for $115.0 million of these borrowings can be extended pursuant to two one-year extension options, and $475.0 million of these borrowings can be extended pursuant to three one-year extension options, subject to certain conditions. As of June 30, 2026, we had approximately $123.6 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $420.6 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of June 30, 2026. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds.
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
As of June 30, 2026, our financial position was strong with 28% leverage, calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 94% occupied (94% leased) as of June 30, 2026 and is diversified across 152 properties totaling 32 million square feet across 34 geographic markets. Our properties contain a diverse roster of 454 commercial customers, large and small.
We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	$ Change
Total cash provided by (used in):
Operating activities	$26,786	$218,395	$(191,609)
Investing activities	(388,408)	(298,824)	(89,584)
Financing activities	371,764	103,926	267,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	197	(265)
Net increase in cash, cash equivalents and restricted cash	$10,074	$23,694	$(13,620)
Net cash provided by operating activities decreased by $191.6 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to $194.5 million in proceeds received in January 2025 from the sale of a debt-related investment that was held for sale as of December 31, 2024, with no comparable sale in 2026 related to debt-related investments held for sale as of December 31, 2025.
Net cash used in investing activities increased by $89.6 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to: (i) an increase in debt-related investments of $47.9 million; (ii) $44.9 million fewer principal collections on debt related investments; and (iii) a decrease of proceeds from disposition of real estate property of $29.7 million. These were partially offset by a decrease in investment in unconsolidated joint venture partnerships of $45.9 million.
Net cash provided by financing activities increased by $267.8 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in net offering activity of $451.2 million, partially offset by a decrease in net borrowing activity of $187.9 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of June 30, 2026, we had an aggregate of $2.0 billion of commitments under our unsecured credit agreement, including $1.0 billion under our line of credit and $1.0 billion under our two term loans. As of that date, we had: (i) $109.1 million outstanding under our line of credit; and (ii) $1.0 billion outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.55%, which includes the effect of the interest rate swap and cap agreements related to $925.0 million in borrowings under our line of credit and our term loans.
As of June 30, 2026, the unused and available portions under our line of credit were $890.9 million and $849.2 million, respectively. Our $1.0 billion line of credit matures in June 2029, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of extension fees. One $700.0 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option. Our other $300.0 million term loan matures in

June 2029, and may be extended pursuant to a one-year extension option. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of June 30, 2026, we had property-level borrowings of $1.5 billion outstanding with a weighted-average remaining term of approximately 1.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 5.16%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2026.
Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 28% as of June 30, 2026. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.
Future Minimum Lease Payments Related to the DST Program. As of June 30, 2026, we had $2.5 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.
Offering Proceeds. For the six months ended June 30, 2026, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plans) was $371.2 million ($369.2 million net of direct selling costs).
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
For the third quarter of 2026, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or July 31, 2026, August 31, 2026 and September 30, 2026 (each a “Distribution Record Date”). Our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock beginning with the month of August 2026, such that distributions were authorized at a monthly rate of $0.03450 per share for each class of our common stock for the month of July 2026 and distributions were authorized at a monthly rate of $0.03583 per share for each class of our common stock for the months of August 2026 and September 2026, in each case, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.03450 per share that had been paid since July 31, 2025. Distributions for each month of the third quarter of 2026 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions. There can be no assurances that the current distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$69,199	79.9%	$51,851	77.1%
Reinvested in shares	17,433	20.1	15,437	22.9%
Total (2)	$86,632	100.0%	$67,288	100.0%
Sources of Distributions:
Cash flows from operating activities (3)	$26,786	30.9%	$51,851	77.1%
Other sources (4)	42,413	49.0	—	—
DRIP (5)	17,433	20.1	15,437	22.9
Total (2)	$86,632	100.0%	$67,288	100.0%
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
(3)In January 2025, we sold a debt-related investment for a cash sale price of $194.5 million, which was a cash inflow from operating activities in the first quarter of 2025.
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
For the six months ended June 30, 2026 and 2025, our FFO was $48.5 million, or 56.0% of our total distributions, and $6.9 million, or 10.2% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except for per share data)	2026	2025
Number of shares redeemed or repurchased	6,099	8,720
Aggregate dollar amount of shares redeemed or repurchased	$49,400	$66,344
Average redemption or repurchase price per share	$8.10	$7.61
For the six months ended June 30, 2026 and 2025, we received and redeemed 100% of eligible redemption requests for an aggregate amount of $49.4 million and $66.3 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties and other longer-term borrowings.

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

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of June 30, 2026, our critical accounting estimates have not changed from those described in our 2025 Form 10-K.
SUBSEQUENT EVENTS
See “Note 17 to the Condensed Consolidated Financial Statements” for information regarding subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2026, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.
Fixed Interest Rate Debt. As of June 30, 2026, our fixed interest rate debt consisted of $640.4 million under our mortgage notes and $675.0 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 51.2% of our total consolidated debt as of June 30, 2026. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2026, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.2 billion and $1.3 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2026. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of June 30, 2026, our consolidated variable interest rate debt consisted of $109.1 million of borrowings under our line of credit, $325.0 million of borrowings under our term loans and $821.3 million under our mortgage notes, which represented 48.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of June 30, 2026, we were exposed to market risks related to fluctuations in interest rates on $1.3 billion of consolidated borrowings; however, $861.3 million of these borrowings are capped through the use of ten interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2026, would increase our annual interest expense by approximately $2.4 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate current commitments of $219.4 million and aggregate outstanding principal of $192.3 million on accrual status as of June 30, 2026, which can offset the interest rate risk associated with our variable interest rate borrowings.
Derivative Instruments. As of June 30, 2026, we had 20 outstanding derivative instruments, with a total current notional amount of $1.5 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
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

Foreign Currency Risk
We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our condensed consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of June 30, 2026, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2026, we issued and sold 4.1 million Class S-PR shares, 1.1 million Class D-PR shares and 6.2 million Class I-PR shares and generated gross aggregate proceeds of $93.1 million in connection with the private offering. During the three months ended June 30, 2026, aggregate upfront selling commissions and dealer manager fees of $257 thousand were paid in connection with the private offering.
On May 19, 2026, we entered into an amendment to the subscription agreement with Apogee SPV, an affiliate of the Advisor, pursuant to which we issued and sold 12.2 million Class B shares of our common stock to Apogee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100.0 million.

On May 29, 2026, we entered into a subscription agreement with Apogee SPV and Perigee SPV, an affiliate of the Advisor, pursuant to which we issued and sold 12.2 million Class B shares of our common stock to Perigee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100.0 million.
Share Redemption Program
While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we choose to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Shares redeemed on the Redemption Date remain outstanding on the Redemption Date and are no longer outstanding on the day following the Redemption Date. Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (an “Early Redemption Deduction”). The Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) with respect to shares purchased through our distribution reinvestment plan or (iii) with respect to redemption requests submitted by discretionary model portfolio management programs (and similar arrangements) or (iv) with respect to redemption requests submitted by feeder vehicles (or similar vehicles) primarily created to hold shares of our common stock, which are offered to non-U.S. persons, where such vehicles seek to avoid imposing such a deduction because of administrative or systems limitations. To have his or her shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
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
The table below summarizes the redemption activity for the three months ended June 30, 2026, for which all eligible redemption requests were redeemed in full:

(shares in thousands)			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
April 30, 2026	1,117	$8.12	1,117	—
May 31, 2026	984	8.15	984	—
June 30, 2026 (3)	1,118	8.16	1,118	—
Total	3,219	$8.14	3,219	—
_______________________________________________________________
(1)Amount represents the average price paid to investors upon redemption.
(2)We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)Redemption requests accepted in June 2026 are considered redeemed on July 1, 2026 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $27.2 million of shares of common stock for the three months ended June 30, 2026.
Effective October 17, 2025, our board of directors amended our share redemption program to remove class-specific redemption limits. Aggregate limits that are not class-specific were retained. Therefore, our share redemption program provides that the total amount of aggregate redemptions of shares of our common stock (based on the price at which the shares are redeemed) will be limited during each calendar month to 2% of the aggregate NAV of all shares as of the last calendar day of the previous quarter and in each calendar quarter will be limited to 5% of the aggregate NAV of all shares as of the last calendar day of the previous calendar quarter.

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
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Second Articles of Restatement. Incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.2	Tenth Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2023.

3.3	Articles of Amendment, filed October 14, 2025. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

3.4	Articles Supplementary, filed October 14, 2025. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 17, 2025.

4.1	Sixth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Private Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

4.3	Sixth Amended and Restated Share Redemption Program effective as of July 29, 2026. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2026.

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

10.1
Amended and Restated Advisory Agreement (2026), dated as of April 30, 2026, by and among Ares Real Estate Income Trust Inc., AREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2026.

10.2
Amendment, dated May 19, 2026, to Subscription Agreement dated October 17, 2025, by and between Ares Real Estate Income Trust Inc. and Ares Apogee Finance HoldCo L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 22, 2026.

10.3
Subscription Agreement by and among Ares Real Estate Income Trust Inc., Ares Apogee Finance HoldCo, L.P. and Ares Perigee Finance HoldCo, L.P., dated May 29, 2026. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 4, 2026.

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

101
The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 12, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

Exhibit Number	Description

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

August 12, 2026	By:	/s/ JEFFREY W. TAYLOR

Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 12, 2026	By:	/s/ TAYLOR M. PAUL

Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)