Form 10-Q
period 2026-09-30
Ares Real Estate Income Trust Inc.
filed 2026-11-12
CIK 1327978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________
FORM 10-Q
_______________________________________________________________
(Mark One)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
Or
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
As of November 5, 2026, there were 19,452,584 shares of the registrant’s Class T-R common stock, 30,751,345 shares of the registrant’s Class S-R common stock, 5,326,158 shares of the registrant’s Class D-R common stock, 66,699,211 shares of the registrant’s Class I-R common stock, 37,625,624 shares of the registrant’s Class E common stock, 49,907,527 shares of the registrant’s Class B common stock, 17,819,490 shares of the registrant’s Class S-PR common stock, 2,001,262 shares of the registrant’s Class D-PR common stock and 27,102,394 shares of the registrant’s Class I-PR common stock outstanding.

ARES REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Net investment in real estate properties	$7,522,411	$6,210,266
Investments in real estate debt and securities (includes $342,391 and $259,378 at fair value as of September 30, 2026 and December 31, 2025, respectively)	384,389	303,798
Debt-related investments, held for sale	27,520	—
Investments in unconsolidated joint venture partnerships (includes $93,253 and $77,703 at fair value as of September 30, 2026 and December 31, 2025, respectively)	538,849	438,997
Cash and cash equivalents	28,673	40,059
Restricted cash	12,005	5,693
DST Program Loans (includes $220,026 and $170,865 at fair value as of September 30, 2026 and December 31, 2025, respectively)	220,026	191,502
Other assets	144,915	78,209
Total assets	$8,878,788	$7,268,524
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued expenses	$137,302	$92,572
Debt, net	3,618,114	2,971,842
Intangible lease liabilities, net	210,084	187,051
Financing obligations, net (includes $2,723,120 and $2,126,267 at fair value as of September 30, 2026 and December 31, 2025, respectively)	2,723,120	2,350,050
Distribution fees payable to affiliates	105,137	72,974
Other liabilities	117,055	71,515
Total liabilities	6,910,812	5,746,004
Commitments and contingencies (Note 15)
Redeemable equity (Notes 9 and 10)	427,674	211,540
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share—200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	2,027	1,819
Additional paid-in capital	2,184,533	2,004,947
Distributions in excess of earnings	(1,466,936)	(1,351,087)
Accumulated other comprehensive income (loss)	11,281	(232)
Total stockholders’ equity	730,905	655,447
Noncontrolling interests	809,397	655,533
Total equity	1,540,302	1,310,980
Total liabilities and equity	$8,878,788	$7,268,524
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Rental revenues	$154,474	$113,691	$432,484	$329,305
Debt-related income	8,436	9,036	26,720	28,090
Total revenues	162,910	122,727	459,204	357,395
Operating expenses:
Rental expenses	52,120	43,469	142,304	123,332
Real estate-related depreciation and amortization	70,971	49,339	188,841	142,068
General and administrative expenses	4,115	3,544	10,738	9,598
Advisory fees	18,035	13,166	50,613	36,758
Performance participation allocation	10,335	—	30,771	—
Acquisition costs and reimbursements	1,981	1,793	5,372	4,568
Impairment of real estate property	—	—	3,851	—
Total operating expenses	157,557	111,311	432,490	316,324
Other income (expenses):
Income from unconsolidated joint venture partnerships	19,221	15,933	92,907	35,088
Interest expense	(79,646)	(65,567)	(222,047)	(179,914)
Gain on sale of real estate property	2,476	46,711	2,476	57,200
Loss on financial assets	(1,121)	(248)	(507)	(234)
Loss on financing obligations	(17,316)	(18,121)	(47,525)	(36,612)
(Loss) gain on extinguishment of debt and financing obligations, net	(74)	125	18,206	(666)
Provision for current expected credit losses	—	308	—	464
Other income and expenses	3,645	4,163	10,414	8,028
Total other income (expenses)	(72,815)	(16,696)	(146,076)	(116,646)
Net loss before income tax expense	(67,462)	(5,280)	(119,362)	(75,575)
Income tax expense	(18)	(10,274)	(14,825)	(16,570)
Net loss	(67,480)	(15,554)	(134,187)	(92,145)
Net loss attributable to redeemable noncontrolling interests	250	54	515	329
Net loss attributable to noncontrolling interests	31,713	7,216	63,192	42,932
Net loss attributable to common stockholders	$(35,517)	$(8,284)	$(70,480)	$(48,884)
Weighted-average shares outstanding—basic	250,611	179,216	229,726	178,748
Weighted-average shares outstanding—diluted	475,516	335,065	437,808	335,983
Net loss attributable to common stockholders per common share—basic and diluted	$(0.14)	$(0.05)	$(0.31)	$(0.27)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(67,480)	$(15,554)	$(134,187)	$(92,145)
Change from cash flow hedging activities	17,670	(1,223)	29,994	(7,758)
Change from activities related to available-for-sale debt securities	(3)	(2)	5	(100)
Comprehensive loss	(49,813)	(16,779)	(104,188)	(100,003)
Comprehensive loss attributable to redeemable noncontrolling interests	185	58	401	357
Comprehensive loss attributable to noncontrolling interests	23,424	7,782	49,069	46,590
Comprehensive loss attributable to common stockholders	$(26,204)	$(8,939)	$(54,718)	$(53,056)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of June 30, 2025	178,660	$1,787	$1,940,340	$(1,290,356)	$27	$573,979	$1,225,777
Net loss (excludes $54 attributable to redeemable noncontrolling interests)	—	—	—	(8,284)	—	(7,216)	(15,500)
Change from securities and cash flow hedging activities (excludes $4 attributable to redeemable noncontrolling interests)	—	—	—	—	(655)	(566)	(1,221)
Issuance of common stock	4,272	42	33,142	—	—	—	33,184
Share-based compensation	42	—	101	—	—	—	101
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(767)	—	—	—	(767)
Trailing distribution fees	—	—	(733)	1,156	—	716	1,139
Redemptions of common stock	(3,631)	(36)	(28,086)	—	—	—	(28,122)
Distributions declared (excludes $123 attributable to redeemable noncontrolling interests)	—	—	—	(18,548)	—	(16,009)	(34,557)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(300)	—	—	—	(300)
Redemptions of noncontrolling interests (excludes $1,000 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(9,625)	(9,625)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	(3,325)	—	(1)	3,326	—
Balance as of September 30, 2025	179,343	$1,793	$1,940,372	$(1,316,032)	$(629)	$544,605	$1,170,109
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of June 30, 2026	196,856	$1,969	$2,161,966	$(1,418,395)	$4,647	$860,559	$1,610,746
Net loss (excludes $7,319 attributable to redeemable equity)	—	—	—	(28,447)	—	(31,713)	(60,160)
Change from securities and cash flow hedging activities (excludes $1,920 attributable to redeemable equity)	—	—	—	—	7,458	8,289	15,747
Issuance of common stock	8,739	88	72,008	—	—	—	72,096
Share-based compensation	41	—	111	—	—	—	111
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(918)	—	—	—	(918)
Trailing distribution fees	—	—	(2,942)	1,217	—	1,206	(519)
Redemptions of common stock	(2,978)	(30)	(24,463)	—	—	—	(24,493)
Other noncontrolling interests net distributions	—	—	—	—	—	(3)	(3)
Distributions declared (excludes $5,487 attributable to redeemable equity)	—	—	—	(21,311)	—	(23,689)	(45,000)
Redemption value allocation adjustment to redeemable equity	—	—	(15,342)	—	—	—	(15,342)
Redemptions of noncontrolling interests	—	—	—	—	—	(11,963)	(11,963)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	(5,887)	—	(824)	6,711	—
Balance as of September 30, 2026	202,658	$2,027	$2,184,533	$(1,466,936)	$11,281	$809,397	$1,540,302
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of December 31, 2024	180,311	$1,803	$1,956,646	$(1,216,344)	$3,719	$660,147	$1,405,971
Net loss (excludes $329 attributable to redeemable noncontrolling interests)	—	—	—	(48,884)	—	(42,932)	(91,816)
Change from securities and cash flow hedging activities (excludes $28 attributable to redeemable noncontrolling interests)	—	—	—	—	(4,172)	(3,658)	(7,830)
Issuance of common stock	11,341	113	87,114	—	—	—	87,227
Share-based compensation	42	—	251	—	—	—	251
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,548)	—	—	—	(2,548)
Trailing distribution fees	—	—	(301)	3,445	—	2,391	5,535
Redemptions of common stock	(12,351)	(123)	(94,343)	—	—	—	(94,466)
Other noncontrolling interests net contributions	—	—	—	—	—	(145)	(145)
Distributions declared (excludes $365 attributable to redeemable noncontrolling interests)	—	—	—	(54,249)	—	(47,354)	(101,603)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,041)	—	—	—	(1,041)
Redemptions of noncontrolling interests (excludes $1,500 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(29,426)	(29,426)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	(5,406)	—	(176)	5,582	—
Balance as of September 30, 2025	179,343	$1,793	$1,940,372	$(1,316,032)	$(629)	$544,605	$1,170,109
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of December 31, 2025	181,891	$1,819	$2,004,947	$(1,351,087)	$(232)	$655,533	$1,310,980
Net loss (excludes $12,181 attributable to redeemable equity)	—	—	—	(58,813)	—	(63,192)	(122,005)
Change from securities and cash flow hedging activities (excludes $2,843 attributable to redeemable equity)	—	—	—	—	13,033	14,123	27,156
Issuance of common stock (excludes $200,000 attributable to redeemable common stock)	29,803	299	242,980	—	—	—	243,279
Share-based compensation	41	—	261	—	—	—	261
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,924)	—	—	—	(2,924)
Trailing distribution fees	—	—	(7,520)	3,524	—	(28,167)	(32,163)
Redemptions of common stock	(9,077)	(91)	(73,802)	—	—	—	(73,893)
Issuances of OP Units for DST Interests	—	—	—	—	—	383,238	383,238
Other noncontrolling interests net distributions	—	—	—	—	—	(460)	(460)
Distributions declared (excludes $11,938 attributable to redeemable equity)	—	—	—	(60,560)	—	(64,621)	(125,181)
Redemption value allocation adjustment to redeemable equity	—	—	(31,696)	—	—	—	(31,696)
Redemptions of noncontrolling interests (excludes $1,516 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(36,290)	(36,290)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	52,287	—	(1,520)	(50,767)	—
Balance as of September 30, 2026	202,658	$2,027	$2,184,533	$(1,466,936)	$11,281	$809,397	$1,540,302

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(134,187)	$(92,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	188,841	142,068
Straight-line rent and amortization of above- and below-market leases	(25,111)	(7,274)
Gain on sale of real estate property	(2,476)	(57,200)
Impairment of real estate property	3,851	—
Loss on financial assets	1,629	234
Performance participation allocation	30,771	—
Income from unconsolidated joint venture partnerships	(92,907)	(35,088)
(Gain) loss on extinguishment of debt and financing obligations, net	(18,206)	666
Provision for current expected credit losses	—	(464)
Amortization of deferred financing costs	12,992	10,155
Loss on financing obligations	47,525	36,612
Unrealized gain on derivative instruments not designated as cash flow hedges	(1,122)	—
Paid-in-kind interest on investments in real estate debt and securities, net of repayments	(14,671)	(17,435)
Distributions of earnings from unconsolidated joint venture partnerships	22,199	11,522
Amortization of interest rate cap premiums	5,186	7,593
Other	1,231	684
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	34,557	32,611
Debt-related investments, held for sale	(28,344)	58,249
Cash settlement of accrued performance participation allocation	(9,314)	—
Net cash provided by operating activities	22,444	90,788
Investing activities:
Real estate acquisitions	(876,881)	(766,294)
Capital expenditures	(46,793)	(26,248)
Proceeds from disposition of real estate property	8,547	110,903
Investments in debt-related investments	(50,888)	(105,314)
Principal collections on debt-related investments	2,421	147,188
Investments in unconsolidated joint venture partnerships	(455,072)	(140,984)
Distributions from unconsolidated joint venture partnerships	11,400	4,259
Investments in available-for-sale debt securities	(15,602)	—
Principal collections on available-for-sale debt securities	684	10,541
Investment in equity securities	(1,071)	—
Other	2,758	10
Net cash used in investing activities	(1,420,497)	(765,939)
Financing activities:
Proceeds from mortgage notes	582,510	—
Repayments of mortgage notes	(11,133)	(9,357)
Proceeds from line of credit	1,647,934	1,623,243
Repayments of line of credit	(1,690,000)	(1,947,673)
Proceeds from term loans	—	438,000
Repayments of term loans	—	(238,000)
Proceeds from secured borrowings	291,443	191,482
Repayments of secured borrowings	(291,443)	(81,840)
Redemptions of common stock	(73,982)	(94,466)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(97,275)	(70,382)
Proceeds from issuance of common stock	416,856	63,814
Proceeds from financing obligations, net	699,278	914,331
Offering costs for issuance of common stock and private placements	(16,002)	(11,702)
Cash payout of DST Interests	(3,076)	—
Redemption of redeemable noncontrolling interests and noncontrolling interests	(37,982)	(30,051)
Debt issuance costs paid	(13,210)	(19,844)
Interest rate cap premiums	(10,510)	—
Other	(400)	(152)
Net cash provided by financing activities	1,393,008	727,403
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	173
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,074)	52,425
Cash, cash equivalents and restricted cash, at beginning of period	45,752	27,419
Cash, cash equivalents and restricted cash, at end of period	$40,678	$79,844
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal, monetary and trade policy, higher interest rates and challenges in the supply chain, coupled with the conflicts in Ukraine and in the Middle East and the military operation in Iran, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
As used herein, the term “commercial” refers to our industrial, retail and office properties or customers, as applicable.
Reclassifications
Certain items in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and our condensed consolidated statements of cash flows for the nine months ended September 30, 2025 have been reclassified to conform to the 2026 presentation.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	September 30, 2026 (1)	December 31, 2025
Land	$1,266,151	$1,066,129
Buildings and improvements	6,598,177	5,417,468
Intangible lease assets	821,045	714,901
Right of use assets	21,016	13,637
Investment in real estate properties	8,706,389	7,212,135
Accumulated depreciation and amortization	(1,183,978)	(1,001,869)
Net investment in real estate properties	$7,522,411	$6,210,266
_____________________________________________________________
(1)Includes one property with an accounting basis of $29 million that met the criteria of held for sale as of September 30, 2026.

Acquisitions
During the nine months ended September 30, 2026, we acquired 100% of the following properties through asset acquisitions or distributions from unconsolidated joint venture partnerships:

(in thousands)	Property Type	Acquisition Date	Total Purchase Price (1)
2026 Acquisitions:
EXR Cary	Self-Storage	1/29/2026	$11,357
Carson Federal	Self-Storage	4/21/2026	21,405
Cleveland Self-Storage	Self-Storage	5/15/2026	8,120
Dallas Distribution Center I	Industrial	5/22/2026	9,833
Dallas Distribution Center II	Industrial	5/22/2026	16,003
Dallas Distribution Center III	Industrial	5/22/2026	18,729
Suwanee Logistics Center I	Industrial	6/09/2026	27,901
Suwanee Logistics Center II	Industrial	6/09/2026	29,557
Suwanee Logistics Center III	Industrial	6/09/2026	43,935
Suwanee Logistics Center IV	Industrial	6/09/2026	86,745
I-55 Logistics Center I	Industrial	7/10/2026	39,364
I-55 Logistics Center II	Industrial	7/10/2026	22,986
I-88 Logistics Center	Industrial	7/10/2026	10,809
Sunnyslope Village (2)	Retail	7/14/2026	21,160
Pinnacle of Scottsdale (2)	Retail	7/14/2026	65,378
Shops at Starwood (2)	Retail	7/14/2026	56,489
Anthem Marketplace (2)	Retail	7/14/2026	40,055
Parkside Village (2)	Retail	7/14/2026	66,196
BLVD Place (2)(3)	Retail	7/14/2026	142,516
Keller Place (2)	Retail	7/14/2026	19,068
Las Colinas Village (2)	Retail	7/14/2026	54,689
Lake Woodlands Crossing (2)	Retail	7/14/2026	32,503
Rockville Self-Storage	Self-Storage	7/15/2026	46,575
The Tenn	Residential	8/27/2026	163,720
The Parlor	Residential	8/27/2026	75,284
Georgia Heights (4)	Residential	8/27/2026	79,821
Columbus Logistics Center	Industrial	9/09/2026	95,735
Glendale Apartments	Residential	9/17/2026	114,017
Total 2026 acquisitions			$1,419,950
_______________________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
(2)Purchase price represents fair value of the property received upon distribution from unconsolidated joint venture partnership. See “Note 3” for further discussion of our unconsolidated joint venture partnership.
(3)Includes debt assumed at fair value as of the acquisition date of $78 million, with a principal amount of $80 million.
(4)Includes debt assumed at fair value as of the acquisition date of $45 million, with a principal amount of $46 million.

During the nine months ended September 30, 2026, we allocated the purchase price and distribution value of our acquisitions to land, building and improvements and intangible lease assets and liabilities as follows:

(in thousands)	For the Nine Months Ended September 30, 2026
Land	$204,266
Building and improvements	1,147,225
Intangible lease assets	89,694
Above-market lease assets	12,324
Right of use assets (1)	7,379
Lease liabilities (1)	(2,657)
Below-market lease liabilities	(38,281)
Total purchase price	$1,419,950
_______________________________________________________________
(1)Right of use assets and lease liabilities are related to the ground leases assumed as part of the Lake Woodlands Crossing and The Tenn acquisitions.
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2026, as of the respective date of each acquisition, was 6.3 years.
Dispositions
During the nine months ended September 30, 2026, we sold one retail property and part of one industrial property for net proceeds of $9 million and recorded a net gain on sale of $2 million. During the nine months ended September 30, 2025, we sold four industrial properties and one office property for net proceeds of $111 million and recorded a net gain on sale of $57 million.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of September 30, 2026 and December 31, 2025 included the following:

	As of September 30, 2026			As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$777,842	$(348,283)	$429,559	$683,988	$(305,427)	$378,561
Above-market lease assets (1)	43,203	(24,405)	18,798	30,913	(22,604)	8,309
Below-market lease liabilities	(271,564)	61,480	(210,084)	(233,283)	46,232	(187,051)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Increase (decrease) to rental revenue:
Straight-line rent adjustments	$4,132	$1,208	$11,692	$3,157
Above-market lease amortization	(872)	(375)	(1,829)	(1,060)
Below-market lease amortization	5,963	1,904	15,248	5,177
Real estate-related depreciation and amortization:
Depreciation expense	$52,632	$39,369	$143,350	$112,880
Intangible lease asset amortization	18,339	9,970	45,491	29,188
Real Estate Property Impairment
During the nine months ended September 30, 2026, we recorded non-cash impairment charges of $4 million related to a retail property located in the Greater Boston market, which was disposed of in April 2026. Prior to the disposition, we reevaluated the fair value of the property and determined that the net book value of the property exceeded the respective contract sales price less costs to sell the property, resulting in the impairment. There were no impairment charges recorded during the three months ended September 30, 2026 or the three and nine months ended September 30, 2025.
3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The following table summarizes our investments in unconsolidated joint venture partnerships as of September 30, 2026 and December 31, 2025:

	Number of Joint Venture Partnerships as of		Ownership Percentage as of		Investments in Unconsolidated Joint Venture Partnerships as of
($ in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Investments in unconsolidated joint venture partnerships, carried at cost:
Credit Lease joint venture partnerships	3	3	50%	50%	$95,857	$97,311
Data Center joint venture partnerships	2	2	10%	10 - 11%	115,060	76,840
Real Estate Debt joint venture partnerships (1)	2	2	20%	20%	234,679	187,143
Total investments in unconsolidated joint venture partnerships, carried at cost					445,596	361,294
Investments in unconsolidated joint venture partnerships, carried at fair value:
Industrial joint venture partnerships (1)	2	2	12 - 27%	12 - 27%	93,253	77,703
Total investments in unconsolidated joint venture partnerships, carried at fair value					93,253	77,703
Total					$538,849	$438,997
_______________________________________________________________
(1)Includes joint venture partnerships that invest in assets and properties in Europe.
As of September 30, 2026, we also had a 28% ownership interest in an unconsolidated joint venture partnership with a carrying value of $(5) million, which is included in other liabilities on the condensed consolidated balance sheets. During the three months ended September 30, 2026, we contributed $405 million in cash to this unconsolidated joint venture partnership and received a distribution of nine retail properties, including one property for which we assumed a mortgage note with a principal amount of $80 million. We have recorded our investment in the unconsolidated joint venture partnership under the equity method of accounting.

The following table summarizes income (loss) in unconsolidated joint venture partnerships for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income from unconsolidated joint venture partnerships, carried at cost:
Equity in income from unconsolidated joint venture partnerships	$9,694	$14,913	$77,011	$32,306
Total income from unconsolidated joint venture partnerships, carried at cost	9,694	14,913	77,011	32,306
Income from unconsolidated joint venture partnerships, carried at fair value:
Gain on investment	1,161	1,056	7,630	2,596
Foreign currency (loss) gain on investment	(389)	(855)	(2,593)	2,446
Total income from unconsolidated joint venture partnerships, carried at fair value	772	201	5,037	5,042
Other gain (loss):
Foreign currency gain (loss) on debt held in foreign currencies	335	842	2,507	(2,434)
Foreign currency gain (loss) on remeasurement of cash and cash equivalents	39	(23)	(29)	174
Gain on distributions from unconsolidated joint venture partnerships	8,381	—	8,381	—
Total other gain (loss)	8,755	819	10,859	(2,260)
Total	$19,221	$15,933	$92,907	$35,088
4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES
Debt-Related Investments
The following table summarizes our debt-related investments as of September 30, 2026 and December 31, 2025:

($ in thousands)	Carrying Amount (1)	Outstanding Principal (1)	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of September 30, 2026
Senior loans, carried at cost (2)	$41,998	$41,998	N/A	N/A
Senior loans, carried at fair value	185,054	185,054	7.5%	1.2
Mezzanine loans, carried at fair value	9,596	9,679	5.7	3.9
Total debt-related investments	$236,648	$236,731	7.4%	1.3
As of December 31, 2025
Senior loans, carried at cost (2)	$44,420	$44,420	N/A	N/A
Senior loans, carried at fair value	129,281	129,281	7.8%	1.5
Mezzanine loans, carried at fair value	8,576	8,752	5.2	4.6
Total debt-related investments	$182,277	$182,453	7.7%	1.7
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
(2)As of September 30, 2026 and December 31, 2025, we had one senior loan that was in default and on non-accrual status with a carrying value of $42 million and $44 million, respectively. During the nine months ended September 30, 2026, we received $2 million in cash, which was applied to the principal balance. During the nine months ended September 30, 2025, we did not receive any principal or interest payments in cash on this investment. Weighted-average interest rate and weighted-average remaining life exclude this senior loan from their calculations as of September 30, 2026 and December 31, 2025.
During the nine months ended September 30, 2026 and 2025, we received $2 million and $147 million, respectively, of principal repayments on debt-related investments.
As of September 30, 2026, we had five debt-related investments for which we have elected the fair value option and which are carried at fair value. The aggregate outstanding principal was $195 million and the aggregate carrying amount was $195 million, with a total current commitment of $219 million as of September 30, 2026. During the three and nine months ended September 30, 2026, we recognized $299 thousand and $232 thousand in unrealized losses on these investments, respectively, which are included in gain (loss) on financial assets in our condensed consolidated statements of operations. As of December 31, 2025, we had three debt-related investments for which we have elected the fair value option and which are carried at fair value. The aggregate outstanding principal and carrying amount were both approximately $138 million with a total current commitment of $171 million as of December 31, 2025. During the three and nine months ended September 30, 2025, we recognized $251 thousand in unrealized losses on these investments.
Current Expected Credit Losses
As of both September 30, 2026 and December 31, 2025, there was no reserve for current expected credit losses (“CECL Reserve”) for our debt-related investment portfolio. Our loan on non-accrual status is a loan in which repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty, therefore we have adopted the practical expedient to measure the allowance for credit loss based on the fair value of collateral resulting in no allowance for this loan as of September 30, 2026 and December 31, 2025.
During both the three and nine months ended September 30, 2026, we recognized no provision for current expected credit losses. During the three and nine months ended September 30, 2025, we recognized a decrease in provision for current expected credit losses of $308 thousand and $464 thousand, respectively. There have been no write-offs or recoveries related to any of our existing debt-related investments.
The following table summarizes activity related to our CECL Reserve on funded commitments for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at beginning of the year	$—	$341
Provision for current expected credit losses	—	(341)
Ending balance (1)	$—	$—
_______________________________________________________________
(1)The CECL Reserve related to funded commitments is included in investments in real estate debt and securities on the condensed consolidated balance sheets.
The following table summarizes activity related to our CECL Reserve on unfunded commitments for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at beginning of the year	$—	$123
Provision for current expected credit losses	—	(123)
Ending balance (1)	$—	$—
_______________________________________________________________
(1)The CECL Reserve related to unfunded commitments is included in other liabilities on the condensed consolidated balance sheets.

Debt-Related Investments, Held for Sale
As of September 30, 2026, we had one debt-related investment classified as held for sale. The carrying amount and outstanding principal amount were both $28 million with an interest rate of 7.9% and a remaining term of 3.0 years as of September 30, 2026. As of December 31, 2025, we had no debt-related investments classified as held for sale.
During the nine months ended September 30, 2026, we originated seven loans through our mortgage loan origination program, three of which were accounted for under the fair value option, with a total principal balance of $395 million. Additionally, during the nine months ended September 30, 2026, we sold six loans for $364 million and recorded $499 thousand in realized losses on these investments. During the three and nine months ended September 30, 2026, we recognized origination fee income related to this mortgage origination program of $487 thousand and $2 million, respectively. During the nine months ended September 30, 2025, we originated six loans with a principal balance of $474 million. Additionally, during the nine months ended September 30, 2025, we sold six loans, including one of which was held for sale as of December 31, 2024, totaling $528 million, equal to the carrying cost of the debt-related investments on the dates of sale. During the three and nine months ended September 30, 2025, we recognized origination fee income related to our mortgage loan origination program of $1 million and $2 million, respectively.
Available-for-Sale Debt Securities
As of September 30, 2026, we had two preferred equity investments and one commercial mortgage-backed security (“CMBS”) designated as available-for-sale debt securities. As of December 31, 2025, we had one preferred equity investment and one CMBS designated as available-for-sale debt securities. As of September 30, 2026 and December 31, 2025, the weighted-average remaining term of CMBS, which is based on the estimated fully extended maturity dates of the underlying loans of the debt security, was 2.4 years and 3.1 years, respectively, and the weighted average remaining term of our preferred equity investments was 1.5 years and 2.0 years, respectively. There were no credit losses associated with our available-for-sale debt securities as of September 30, 2026 or December 31, 2025. The following table summarizes our investments in available-for-sale debt securities as of September 30, 2026 and December 31, 2025:

(in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (1)	Fair Value
As of September 30, 2026
CMBS	$2,100	$2,096	$4	$8	$2,104
Preferred equity	142,634	142,634	—	—	142,634
Total debt securities	$144,734	$144,730	$4	$8	$144,738
As of December 31, 2025
CMBS	$2,784	$2,779	$5	$3	$2,782
Preferred equity	118,173	118,173	—	—	118,173
Total debt securities	$120,957	$120,952	$5	$3	$120,955
_______________________________________________________________
(1)Represents cumulative unrealized gain beginning from acquisition date.
Equity Securities
As of September 30, 2026 and December 31, 2025, we had one investment in a joint venture partnership with a fair value of $3 million and $1 million, respectively, which we have classified as an equity security. For the three and nine months ended September 30, 2026, we recorded an unrealized gain on equity securities of $67 thousand and $1 million, respectively, which is included in gain (loss) on financial assets in our condensed consolidated statements of operations. There was no gain or loss recorded for the three and nine months ended September 30, 2025.

5. DEBT AND SECURED FINANCINGS
A summary of our consolidated debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	September 30, 2026	December 31, 2025	Current Maturity Date	September 30, 2026	December 31, 2025
Line of credit (1)	5.24%	5.14%	June 2029	$699,793	$744,349
Term loans (2)	4.20	4.28	June 2029	1,000,000	1,000,000
Fixed-rate mortgage notes	4.42	4.52	January 2027 - May 2031	760,466	644,717
Floating-rate mortgage notes (3)	5.81	5.79	October 2026 - July 2029	1,193,571	611,551
Total principal amount / weighted-average (4)	4.97%	4.85%		$3,653,830	$3,000,617
Less: unamortized debt issuance costs				$(37,442)	$(33,890)
Add: unamortized mark-to-market adjustment on assumed debt				1,726	5,115
Total debt, net				$3,618,114	$2,971,842
Gross book value of properties encumbered by debt				$3,138,048	$2,319,914
_______________________________________________________________
(1)The effective interest rate for our borrowings in U.S. dollars, which was $610 million as of September 30, 2026, is calculated based on the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”), plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in pound sterling, which was $41 million as of September 30, 2026 when converted to U.S. dollars, is calculated based on the Sterling Overnight Index Average Reference Rate (“SONIA”) plus a 3.26 basis point adjustment, plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in euro, which was $48 million as of September 30, 2026 when converted to U.S. dollars, is calculated based on the Euro Interbank Offered Rate (“EURIBOR”) plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. The effective interest rate for our borrowings in Japanese yen, which was $1 million as of September 30, 2026 when converted to U.S. dollars, is calculated based on the Tokyo Interbank Offered Rate (“TIBOR”) plus a margin ranging from 1.25% to 2.00% depending on our consolidated leverage ratio. As of September 30, 2026, the unused and available portions under the line of credit were both $300 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general business purposes including, but not limited to, refinancing of existing indebtedness and financing the acquisition of permitted investments, including commercial properties and investments in unconsolidated joint venture partnerships.
(2)The effective interest rate is calculated based on Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90% depending on our consolidated leverage ratio. The total commitment for one term loan is $700 million, and the total commitment for the second term loan is $300 million. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate swap agreements relating to $325 million in borrowings under the first term loan and $225 million in borrowings under the second term loan, as well as interest rate cap agreements relating to $375 million in borrowings under the first term loan and $3 million in borrowings under the second term loan.
(3)The effective interest rate is calculated based on Term SOFR plus a margin. As of September 30, 2026, our floating-rate mortgage notes were subject to interest rate spreads ranging from 1.50% to 2.25%. The weighted-average interest rate is the all-in interest rate, including the effects of interest rate cap agreements which capped the effective interest rates on five of our floating-rate mortgage notes ranging from 4.45% to 6.16%, respectively, as of September 30, 2026.
(4)The weighted-average remaining term of our consolidated borrowings was 2.1 years as of September 30, 2026, excluding the impact of certain extension options.
For the three months ended September 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $42 million and $36 million, respectively. For the three months ended September 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness includes $2 million and $3 million, respectively, related to the amortization of our interest rate cap premiums. For the nine months ended September 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding amortization of debt issuance costs, was $115 million and $106 million, respectively. For the nine months ended September 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness includes $5 million and $8 million, respectively, related to the amortization of our interest rate cap premiums. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).
As of September 30, 2026, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2026	$—	$—	$476,352	$476,352
2027	—	—	301,874	301,874
2028	—	—	446,741	446,741
2029	699,793	1,000,000	619,613	2,319,406
2030	—	—	2,331	2,331
Thereafter	—	—	107,126	107,126
Total principal payments	$699,793	$1,000,000	$1,954,037	$3,653,830
_______________________________________________________________
(1)The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)Both term loans may each be extended pursuant to a one-year extension option, subject to certain conditions.
(3)In October 2026, we extended the term of our $475 million mortgage note from October 2026 to October 2027, which may be further extended pursuant to two one-year extension options, subject to certain conditions. A $115 million mortgage note matures in January 2027 and may be extended pursuant to two one-year extension options, subject to certain conditions. A $210 million mortgage note matures in June 2028 and may be extended pursuant to four one-year extension options, subject to certain conditions. A $108 million mortgage note matures in September 2028 and may be extended pursuant to three one-year extension options, subject to certain conditions. An $85 million mortgage note matures in January 2029 and may be extended pursuant to two one-year extension options, subject to certain conditions. A $265 million mortgage note matures in July 2029 and may be extended pursuant to two one-year extension options, subject to certain conditions.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate-level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. We were in compliance with our debt covenants as of September 30, 2026.
Master Repurchase Agreement
In July 2025, we entered into a master repurchase agreement (the “Goldman Sachs MRA”) with Goldman Sachs Bank USA (“Goldman Sachs”), which allows us to borrow up to $500 million. Under the Goldman Sachs MRA, we are permitted to sell, and later repurchase, certain qualifying mortgage loans, senior notes, mezzanine loans and pari-passu participations in commercial mortgage loans and mezzanine loans approved by Goldman Sachs in its sole discretion. Borrowings under the Goldman Sachs MRA are recorded as secured financings on investments in debt-related investments on the condensed consolidated balance sheets. The Goldman Sachs MRA was originally scheduled to terminate in July 2026 with the potential to be extended pursuant to a one-year extension option, subject to certain conditions. In July 2026, we exercised the extension option and extended the termination date to July 2027. The interest rate on the Goldman Sachs MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings.
As of both September 30, 2026 and December 31, 2025, we had no borrowings outstanding pursuant to the Goldman Sachs MRA. For the three and nine months ended September 30, 2026, the amount of interest incurred related to our secured financings under the Goldman Sachs MRA was $(349) thousand and $4 million, respectively, which includes certain refunds received during the three months ended September 30, 2026. For the three and nine months ended September 30, 2025, the amount of interest incurred related to our secured financings under the Goldman Sachs MRA was $444 thousand. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.

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
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. During the next 12 months, we estimate that $8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt. For derivatives that are not designated and do not qualify as hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).
The following table summarizes the location and fair value of our consolidated derivative instruments on our condensed consolidated balance sheets:

	Number of Contracts	Current Notional Amount	Fair Value
($ in thousands)			Other Assets	Other Liabilities
As of September 30, 2026
Interest rate swaps designated as cash flow hedges	8	$550,000	$23,235	$—
Interest rate caps designated as cash flow hedges	9	903,700	15,026	—
Interest rate caps not designated as cash flow hedges, net (1)	5	457,500	5,430	2,718
Total derivative instruments	22	$1,911,200	$43,691	$2,718
As of December 31, 2025
Interest rate swaps designated as cash flow hedges	10	$675,000	$2,278	$1,125
Interest rate caps designated as cash flow hedges	7	778,700	3,275	—
Interest rate caps not designated as cash flow hedges	1	85,000	103	—
Total derivative instruments	18	$1,538,700	$5,656	$1,125
_______________________________________________________________
(1)Interest rate caps not designated as cash flow hedges, net, is inclusive of four interest rate caps not designated as cash flow hedges with an aggregate notional value of $668 million; partially offset by one sold interest rate cap not designated as a cash flow hedge with an aggregate notional value of $210 million.

The following table presents the effect of our consolidated derivative instruments on our condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in AOCI	$18,171	$399	$31,538	$(3,096)
Amount reclassified from AOCI as a decrease in interest expense	(501)	(1,622)	(1,544)	(4,662)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of cash flow hedges are recorded	79,646	65,567	222,047	179,914
Derivative instruments not designated as cash flow hedges:
Unrealized gain on derivative instruments recognized in other income (expenses) (1)	1,065	—	1,122	—
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
The following table summarizes our DST Program Loans as of September 30, 2026 and December 31, 2025:

($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)	Book Value	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of September 30, 2026
DST Program Loans, carried at fair value	$222,274	$(2,248)	$220,026	6.5%	9.0
Total	$222,274	$(2,248)	$220,026	6.5%	9.0
As of December 31, 2025
DST Program Loans, carried at cost	$20,637	N/A	$20,637	6.1%	7.8
DST Program Loans, carried at fair value	170,865	—	170,865	6.6%	9.2
Total	$191,502	$—	$191,502	6.6%	9.1
_______________________________________________________________
(1)Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.
The following table summarizes our financing obligations, net as of September 30, 2026 and December 31, 2025:

(in thousands)	DST Interests Sold, Net (1)	Unamortized Program Costs	Unrealized Loss, Net (2)	Book Value
As of September 30, 2026
Financing obligations, carried at fair value	$2,614,217	N/A	$108,903	$2,723,120
Total	$2,614,217	$—	$108,903	$2,723,120
As of December 31, 2025
Financing obligations, carried at cost	$223,800	$(17)	N/A	$223,783
Financing obligations, carried at fair value	2,070,389	N/A	55,878	2,126,267
Total	$2,294,189	$(17)	$55,878	$2,350,050
_______________________________________________________________
(1)DST Interests sold are presented net of upfront fees.
(2)Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
DST Interests sold	$111,034	$490,539	$787,528	$1,010,207
DST Interests financed by DST Program Loans	13,364	31,144	72,041	74,258
Income earned from DST Program Loans (1)	3,643	2,956	10,174	7,715
Unrealized (loss) gain on DST Program Loans (2)	(1,915)	3	(2,248)	17
Loss on financing obligations (3)	(17,316)	(18,121)	(47,525)	(36,612)
Gain on extinguishment of financing obligations (4)	—	—	18,400	—
Rent obligation incurred under master lease agreements (5)	31,854	25,020	91,502	64,517
_______________________________________________________________
(1)Included in other income and expenses on the condensed consolidated statements of operations.
(2)Included in gain (loss) on financial assets on the condensed consolidated statements of operations.
(3)During the nine months ended September 30, 2026, we realized $6 million of cumulative gain upon settlement of financing obligations for which we had elected the fair value option in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. There were no realized gains or losses on financing obligations during the three months ended September 30, 2026. There were no realized gains or losses on financing obligations during the three and nine months ended September 30, 2025.
(4)Included in (loss) gain on extinguishment of debt and financing obligations, net on the condensed consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT structure.
(5)Included in interest expense on the condensed consolidated statements of operations.
We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units in the Operating Partnership (“OP Units”), cash or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the nine months ended September 30, 2026, 47 million OP Units were issued in exchange for DST Interests for a net investment of $383 million in accordance with our UPREIT structure. In addition, we paid $3 million in cash in exchange for DST Interests during the nine months ended September 30, 2026. There were no OP Units issued in accordance with our UPREIT structure or cash paid in exchange for DST Interests during the nine months ended September 30, 2025.
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

Fair Value Measurements on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Net Asset Value	Total Fair Value
As of September 30, 2026
Assets:
Derivative instruments	$—	$43,691	$—	$—	$43,691
Investments in unconsolidated joint venture partnerships	—	—	93,253	—	93,253
Debt-related investments	—	—	222,170	—	222,170
Available-for-sale debt securities	—	2,104	142,634	—	144,738
Equity securities	—	—	—	3,003	3,003
DST Program Loans	—	—	220,026	—	220,026
Total assets measured at fair value	$—	$45,795	$678,083	$3,003	$726,881
Liabilities:
Derivative instruments	$—	$2,718	$—	$—	$2,718
Financing obligations	—	—	2,723,120	—	2,723,120
Total liabilities measured at fair value	$—	$2,718	$2,723,120	$—	$2,725,838
As of December 31, 2025
Assets:
Derivative instruments	$—	$5,656	$—	$—	$5,656
Investments in unconsolidated joint venture partnerships	—	—	77,703	—	77,703
Debt-related investments	—	—	137,857	—	137,857
Available-for-sale debt securities	—	2,782	118,173	—	120,955
Equity securities	—	—	—	566	566
DST Program Loans	—	—	170,865	—	170,865
Total assets measured at fair value	$—	$8,438	$504,598	$566	$513,602
Liabilities:
Derivative instruments	$—	$1,125	$—	$—	$1,125
Financing obligations	—	—	2,126,267	—	2,126,267
Total liabilities measured at fair value	$—	$1,125	$2,126,267	$—	$2,127,392
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
Available-for-Sale Debt Securities. The available-for-sale debt securities are either preferred equity investments in real estate properties, CRE CLOs or CMBS. The fair values for CRE CLOs and CMBS are estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to these CRE CLOs and CMBS being unique and not actively traded, the fair value is classified as Level 2. The preferred equity investments are unlikely to have readily available market quotations. In such cases, the initial value will generally be determined using the acquisition price of such investment if acquired, or the par value of such investment if originated. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. The inputs used in estimating the fair value of these preferred equity investments are generally considered Level 3.
Equity Securities. We generally value our investments using the net asset value per share equivalent calculated by the investment manager as a practical expedient for determining an independent fair value or estimates based on various valuation models of third-party pricing services, as well as internal models. We do not categorize within the fair value hierarchy investments as Level 1, Level 2 or Level 3 where fair value is measured using the net asset value per share practical expedient.
As of September 30, 2026 and December 31, 2025, we held one investment in a joint venture partnership, classified as an equity security and measured using the net asset value practical expedient, which develops and operates data center properties in Japan. The joint venture partnership is closed-ended and does not permit investors to redeem their interests. We expect to receive distributions from this joint venture upon liquidation or sale of the underlying assets; however, the timing of these distributions is unknown.

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

The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2026 and 2025:

(in thousands)	Investments in Unconsolidated Joint Venture Partnerships	Debt-Related Investments	Available-for-Sale Debt Securities	DST Program Loans	Total
Balance as of December 31, 2024	$38,386	$28,844	$123,187	$71,068	$261,485
Purchases and contributions	—	103,226	—	74,258	177,484
Paid-in-kind interest, net of repayments	—	1,405	13,056	—	14,461
Distributions received	(2,908)	—	—	—	(2,908)
Gain (loss) on financial assets	—	(251)	—	17	(234)
Gain on investments in joint venture partnerships	2,596	—	—	—	2,596
Foreign currency gain on investment	2,446	—	—	—	2,446
Amortization of loan origination fees (1)	—	—	209	—	209
Balance as of September 30, 2025	$40,520	$133,224	$136,452	$145,343	$455,539

Balance as of December 31, 2025	$77,703	$137,857	$118,173	$170,865	$504,598
Purchases and contributions	10,936	140,658	15,602	72,041	239,237
Paid-in-kind interest, net of repayments	—	5,812	8,859	—	14,671
Distributions and principal collections received	(423)	(61,426)	—	(20,632)	(82,481)
Loss on financial assets	—	(731)	—	(2,248)	(2,979)
Gain on investments in joint venture partnerships	7,630	—	—	—	7,630
Foreign currency loss on investment	(2,593)	—	—	—	(2,593)
Balance as of September 30, 2026	$93,253	$222,170	$142,634	$220,026	$678,083
_______________________________________________________________
(1)Included in debt-related income on the condensed consolidated statements of operations.
The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs as of September 30, 2026 and 2025:

(in thousands)	Financing Obligations
Balance as of December 31, 2024	$878,386
DST Interests sold, net of upfront fees	988,387
Unrealized loss on financing obligations	36,612
Balance as of September 30, 2025	$1,903,385

Balance as of December 31, 2025	$2,126,267
DST Interests sold, net of upfront fees	770,278
Settlement of financing obligations	(220,950)
Loss on financing obligations	47,525
Balance as of September 30, 2026	$2,723,120

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact on Valuation from an Increase to Input
As of September 30, 2026
Assets:
Investments in unconsolidated joint venture partnerships	$93,253	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	222,170	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	142,634	Yield Method	Market Yield	Decrease
DST Program Loans	220,026	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$2,723,120	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
As of December 31, 2025
Assets:
Investments in unconsolidated joint venture partnerships	$77,703	Direct Capitalization	Capitalization Rate	Decrease
Debt-related investments	137,857	Yield Method	Market Yield	Decrease
Available-for-sale debt securities (1)	118,173	Yield Method	Market Yield	Decrease
DST Program Loans	170,865	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$2,126,267	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
_______________________________________________________________
(1)As of September 30, 2026 and December 31, 2025, the market yield used in determining the fair value of our available-for-sale debt security for which the fair value option was not elected was 11.4% and 11.0%, respectively.
Financial Assets and Liabilities Not Measured at Fair Value
As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses and distribution fees payable approximate their carrying values because of the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	Level in Fair Value Hierarchy	As of September 30, 2026		As of December 31, 2025
(in thousands)		Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
Debt-related investments (2)	3	$41,998	$39,825	$44,420	$43,219
DST Program Loans (2)	3	—	—	20,637	20,637
Liabilities:
Line of credit	3	$699,793	$699,793	$744,349	$744,349
Term loans	3	1,000,000	1,000,000	1,000,000	1,000,000
Mortgage notes	3	1,954,037	1,937,901	1,256,268	1,254,511
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
8. STOCKHOLDERS’ EQUITY
Securities Offerings
During the nine months ended September 30, 2026, we raised gross proceeds of $243 million from the sale of 30 million shares of our common stock in our continuous securities offerings, including proceeds from our distribution reinvestment plans (“DRIP”) of $26 million.
Common Stock
The following table describes the number of shares of each class of our common stock, excluding Class B Shares, authorized and issued and outstanding as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026		December 31, 2025
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	100,000	19,706	100,000	22,870
Class S-R, $0.01 par value per share	100,000	31,485	100,000	36,469
Class D-R, $0.01 par value per share	100,000	5,411	100,000	5,710
Class I-R, $0.01 par value per share	600,000	66,304	600,000	62,210
Class E, $0.01 par value per share	100,000	38,035	100,000	39,812
Class S-PR, $0.01 par value per share	400,000	15,797	400,000	5,758
Class D-PR, $0.01 par value per share	400,000	1,982	400,000	400
Class I-PR, $0.01 par value per share	700,000	23,938	700,000	8,662

The following table describes the changes in each class of common shares, excluding Class B shares, during the periods presented below:

(in thousands)	Class T-R Shares	Class S-R Shares	Class D-R Shares	Class I-R Shares	Class E Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	Total Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of June 30, 2025	25,558	40,417	5,898	58,977	41,446	2,124	10	4,230	178,660
Issuance of common stock:
Primary shares	—	—	—	—	—	1,809	1	1,430	3,240
Distribution reinvestment plan	147	239	33	383	167	23	—	40	1,032
Share-based compensation	—	—	—	42	—	—	—	—	42
Redemptions of common stock	(656)	(965)	(154)	(894)	(961)	—	—	(1)	(3,631)
Conversions	(778)	(506)	—	1,284	—	—	—	—	—
Balance as of September 30, 2025	24,271	39,185	5,777	59,792	40,652	3,956	11	5,699	179,343
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of June 30, 2026	20,605	33,068	5,519	65,039	38,719	12,556	1,611	19,739	196,856
Issuance of common stock:
Primary shares	—	—	—	—	—	3,188	366	4,063	7,617
Distribution reinvestment plan	117	177	32	407	152	78	5	154	1,122
Share-based compensation	—	—	—	41	—	—	—	—	41
Redemptions of common stock	(210)	(552)	(140)	(1,197)	(836)	(25)	—	(18)	(2,978)
Conversions	(806)	(1,208)	—	2,014	—	—	—	—	—
Balance as of September 30, 2026	19,706	31,485	5,411	66,304	38,035	15,797	1,982	23,938	202,658
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of December 31, 2024	26,972	43,761	6,110	58,998	43,190	660	13	607	180,311
Issuance of common stock:
Primary shares	—	—	—	—	—	3,249	11	5,024	8,284
Distribution reinvestment plan	454	749	105	1,127	506	47	—	69	3,057
Share-based compensation	—	—	—	42	—	—	—	—	42
Redemptions of common stock	(1,212)	(3,597)	(438)	(4,046)	(3,044)	—	(13)	(1)	(12,351)
Conversions	(1,943)	(1,728)	—	3,671	—	—	—	—	—
Balance as of September 30, 2025	24,271	39,185	5,777	59,792	40,652	3,956	11	5,699	179,343
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of December 31, 2025	22,870	36,469	5,710	62,210	39,812	5,758	400	8,662	181,891
Issuance of common stock:
Primary shares	—	—	—	—	—	10,026	1,570	14,961	26,557
Distribution reinvestment plan	370	565	99	1,207	460	191	12	342	3,246
Share-based compensation	—	—	—	41	—	—	—	—	41
Redemptions of common stock	(899)	(1,951)	(395)	(3,390)	(2,237)	(178)	—	(27)	(9,077)
Conversions	(2,635)	(3,598)	(3)	6,236	—	—	—	—	—
Balance as of September 30, 2026	19,706	31,485	5,411	66,304	38,035	15,797	1,982	23,938	202,658

Distributions
The following table summarizes our distribution activity (including distributions to redeemable equity and noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Distribution Fees (3)	Gross Distributions (4)
2026
September 30	$0.10616	$15,904	$23,877	$9,489	$1,217	$50,487
June 30	0.10350	13,468	21,761	8,867	1,173	45,269
March 31	0.10350	12,146	19,517	8,566	1,134	41,363
Total	$0.31316	$41,518	$65,155	$26,922	$3,524	$137,119
2025
December 31	$0.10350	$11,110	$16,926	$8,211	$1,149	$37,396
September 30	0.10350	9,260	16,132	8,132	1,156	34,680
June 30	0.10000	8,939	15,707	7,758	1,143	33,547
March 31	0.10000	9,036	15,880	7,679	1,146	33,741
Total	$0.40700	$38,345	$64,645	$31,780	$4,594	$139,364
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
(2)Consists of distribution fees paid to Ares Management Capital Markets LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
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
Redemptions and Repurchases
Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2026	2025
Number of shares redeemed or repurchased	9,077	12,351
Aggregate dollar amount of shares redeemed or repurchased	$73,893	$94,466
Average redemption or repurchase price per share	$8.14	$7.65

9. REDEEMABLE COMMON STOCK
As of both September 30, 2026 and December 31, 2025, we were authorized to sell 300 million shares of Class B common stock. As of September 30, 2026 and December 31, 2025, 50 million and 25 million shares of Class B common stock were issued and outstanding, respectively.
In May 2026, we entered into an amendment to the subscription agreement with Ares Apogee Finance HoldCo L.P. (“Apogee SPV”), an affiliate of the Advisor, pursuant to which we issued and sold 12 million Class B shares of our common stock to Apogee SPV in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) for aggregate gross proceeds of $100 million.
In May 2026, we entered into a subscription agreement with Apogee SPV and Ares Perigee Finance HoldCo L.P. (“Perigee SPV”), an affiliate of the Advisor, pursuant to which we issued and sold 12 million Class B shares of our common stock to Perigee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100 million.
The following table summarizes the redeemable common stock activity for our Class B shares of common stock for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of the period	$408,775	$—	$203,141	$—
Issuance of redeemable common stock	—	—	200,000	—
Distributions to redeemable common stock	(5,299)	—	(11,404)	—
Net loss attributable to redeemable common stock	(7,069)	—	(11,666)	—
Change from securities and cash flow hedging activities attributable to redeemable common stock	1,855	—	2,729	—
Redemption value allocation adjustment to redeemable common stock (1)	14,818	—	30,280	—
Ending balance	$413,080	$—	$413,080	$—
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
The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
(in thousands)	$	Units	$	Units
Balance at beginning of the period	$8,399	1,052	$9,381	1,245
Settlement of prior year performance participation allocation (1)	7,230	899	—	—
Distributions to redeemable noncontrolling interests	(534)	—	(365)	—
Redemptions of redeemable noncontrolling interests	(1,516)	(187)	(1,500)	(193)
Net loss attributable to redeemable noncontrolling interests	(515)	—	(329)	—
Change from securities and cash flow hedging activities attributable to redeemable noncontrolling interests	114	—	(28)	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	1,416	—	1,041	—
Ending balance	$14,594	1,764	$8,200	1,052
_______________________________________________________________
(1)The 2025 performance participation allocation in the amount of $17 million became payable on December 31, 2025, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $9 million in January 2026, and the remainder in Class I-R OP Units in February 2026.
(2)Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value, at the end of the measurement period.
11. NONCONTROLLING INTERESTS
Third Party Investor OP Units
As of September 30, 2026 and December 31, 2025, the Operating Partnership had issued OP Units to third-party investors (which excludes interests held by redeemable noncontrolling interest holders), representing 47% and 46%, respectively, of limited partnership interests. The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at beginning of period	180,246	158,239
Issuance of units	47,114	—
Redemption of units	(4,459)	(3,845)
Balance at end of period	222,901	154,394
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current net asset value (“NAV”) per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the nine months ended September 30, 2026 and 2025, the aggregate amount of OP Units redeemed was $36 million and $29 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors as of September 30, 2026 and December 31, 2025 was $1.8 billion and $1.4 billion (unaudited), respectively.

12. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Selling commissions and dealer manager fees (1)	$230	$125	$672	$266	$—	$—
Ongoing distribution fees (1)(2)	3,669	2,675	10,030	7,950	1,202	1,169
Advisory fees—fixed component	18,035	13,166	50,613	36,758	6,044	4,984
Performance participation allocation (3)	10,335	—	30,771	—	30,771	16,544
Other fees and expense reimbursements—Advisor (4)(5)	4,375	3,691	11,093	9,835	9,675	8,980
Other expense reimbursements—Dealer Manager	50	63	121	202	50	48
Property management fee (6)	1,712	840	4,507	2,099	597	355
DST Program selling commissions, dealer manager and distribution fees (1)	2,403	5,285	11,506	12,306	1,337	1,071
Other DST Program related costs—Advisor (5)	1,800	6,315	11,466	13,720	341	317
Total	$42,609	$32,160	$130,779	$83,136	$50,017	$33,468
_______________________________________________________________
(1)All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $105 million and $73 million as of September 30, 2026 and December 31, 2025, respectively.
(3)The 2025 performance participation allocation in the amount of $17 million became payable on December 31, 2025. At the election of the Advisor, $9 million was settled in cash in January 2026, and the remaining balance was settled through the issuance of 1 million Class I-R OP Units in February 2026.
(4)Other fees and expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment.
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
Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended September 30, 2026 and

2025 were approximately $4 million and $3 million, respectively. Amounts incurred related to these compensation expenses for the nine months ended September 30, 2026 and 2025 were approximately $10 million and $9 million, respectively. No reimbursement is made for compensation of our named executive officers unless the named executive officer is providing stockholder services, as outlined in the Advisory Agreement.
Apogee SPV Investment
In May 2026, we entered into an amendment to the subscription agreement with Apogee SPV, an affiliate of the Advisor, pursuant to which we issued and sold approximately 12 million Class B shares of our common stock to Apogee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100 million.
Perigee SPV Investment
In May 2026, we entered into a subscription agreement with Apogee SPV and Perigee SPV, an affiliate of the Advisor, pursuant to which we issued and sold approximately 12 million Class B shares of our common stock to Perigee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100 million.
Mortgage Loan Origination Program
During the nine months ended September 30, 2026 and 2025, we sold three loans for $210 million and six loans for $528 million, respectively, to a joint venture partnership in which we have an ownership interest.
13. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss attributable to common stockholders—basic	$(35,517)	$(8,284)	$(70,480)	$(48,884)
Net loss attributable to redeemable noncontrolling interests	(250)	(54)	(515)	(329)
Net loss attributable to dilutive noncontrolling interests	(31,626)	(7,151)	(63,053)	(42,777)
Net loss attributable to common stockholders—diluted	$(67,393)	$(15,489)	$(134,048)	$(91,990)
Weighted-average shares outstanding—basic	250,611	179,216	229,726	178,748
Incremental weighted-average shares effect of conversion of noncontrolling interests	224,905	155,849	208,082	157,235
Weighted-average shares outstanding—diluted	475,516	335,065	437,808	335,983
Net loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.05)	$(0.31)	$(0.27)
Diluted	$(0.14)	$(0.05)	$(0.31)	$(0.27)

14. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities are as follows:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$26,423	$23,413
Increase (decrease) in distribution fees payable to affiliates	32,163	(5,535)
Increase in DST Program Loans through sale of DST Interests	72,041	74,258
Redeemable noncontrolling interests issued as settlement of performance participation allocation	7,230	—
Issuances of OP Units for DST Interests	383,238	—
Mortgage notes assumed on real estate acquisition at fair value	44,592	—
Increase (decrease) in assets and liabilities from distributions from joint venture partnership:
Net investment in real estate properties	$513,939	$—
Investments in unconsolidated joint venture partnerships	(405,334)	—
Other assets	5,652	—
Accounts payable and accrued expenses	4,427	—
Debt, net	78,352	—
Intangible lease liabilities, net	15,206	—
Other liabilities	9,591	—
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

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning of period:
Cash and cash equivalents	$40,059	$19,554
Restricted cash	5,693	7,865
Cash, cash equivalents and restricted cash	$45,752	$27,419
End of period:
Cash and cash equivalents	$28,673	$71,806
Restricted cash	12,005	8,038
Cash, cash equivalents and restricted cash	$40,678	$79,844
15. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters
A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired or may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2026.
Unfunded Commitments
As of September 30, 2026, we had unfunded commitments of $457 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.
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
The following table reflects our total consolidated assets by segment as of September 30, 2026 and December 31, 2025:

	As of
(in thousands)	September 30, 2026 (1)	December 31, 2025
Assets:
Residential properties	$2,719,934	$2,317,415
Industrial properties	2,665,301	2,297,995
Retail properties	983,685	485,687
Office properties	323,982	325,218
Data center properties	676,884	688,390
Other properties (2)	251,545	169,768
Investments in real estate debt and securities	384,389	303,232
Total segment assets	8,005,720	6,587,705
Corporate	873,068	680,819
Total assets	$8,878,788	$7,268,524
_______________________________________________________________
(1)As of September 30, 2026, our debt-related investments classified as held for sale are included in the corporate grouping.
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
The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss attributable to common stockholders	$(35,517)	$(8,284)	$(70,480)	$(48,884)
Real estate-related depreciation and amortization	70,971	49,339	188,841	142,068
General and administrative expenses	4,115	3,544	10,738	9,598
Advisory fees	18,035	13,166	50,613	36,758
Performance participation allocation	10,335	—	30,771	—
Acquisition costs and reimbursements	1,981	1,793	5,372	4,568
Impairment of real estate property	—	—	3,851	—
Income from unconsolidated joint venture partnerships	(19,221)	(15,933)	(92,907)	(35,088)
Interest expense	79,646	65,567	222,047	179,914
Gain on sale of real estate property	(2,476)	(46,711)	(2,476)	(57,200)
Loss on financial assets	1,121	248	507	234
Loss on financing obligations	17,316	18,121	47,525	36,612
Loss (gain) on extinguishment of debt and financing obligations, net	74	(125)	(18,206)	666
Provision for current expected credit losses	—	(308)	—	(464)
Other income and expenses	(3,645)	(4,163)	(10,414)	(8,028)
Income tax expense	18	10,274	14,825	16,570
Net loss attributable to redeemable noncontrolling interests	(250)	(54)	(515)	(329)
Net loss attributable to noncontrolling interests	(31,713)	(7,216)	(63,192)	(42,932)
Net operating income	$110,790	$79,258	$316,900	$234,063

The following table sets forth consolidated financial results by segment for the three and nine months ended September 30, 2026 and 2025:

(in thousands)	Residential	Industrial	Retail	Office	Data Center	Other Properties	Debt and Securities	Consolidated
For the Three Months Ended September 30, 2026
Rental revenues	$48,578	$53,716	$25,166	$10,435	$11,464	$5,115	$—	$154,474
Debt-related income	—	—	—	—	—	—	8,436	8,436
Rental expenses	(23,717)	(12,350)	(7,582)	(5,657)	(766)	(2,048)	—	(52,120)
Net operating income	$24,861	$41,366	$17,584	$4,778	$10,698	$3,067	$8,436	$110,790
For the Three Months Ended September 30, 2025
Rental revenues	$45,850	$37,612	$15,029	$11,633	$—	$3,567	$—	$113,691
Debt-related income	—	—	—	—	—	—	9,036	9,036
Rental expenses	(23,375)	(8,870)	(3,966)	(5,698)	—	(1,560)	—	(43,469)
Net operating income	$22,475	$28,742	$11,063	$5,935	$—	$2,007	$9,036	$79,258
For the Nine Months Ended September 30, 2026
Rental revenues	$141,330	$151,202	$61,606	$30,935	$34,517	$12,894	$—	$432,484
Debt-related income	—	—	—	—	—	—	26,720	26,720
Rental expenses	(66,886)	(35,209)	(16,532)	(15,903)	(2,414)	(5,360)	—	(142,304)
Net operating income	$74,444	$115,993	$45,074	$15,032	$32,103	$7,534	$26,720	$316,900
For the Nine Months Ended September 30, 2025
Rental revenues	$131,350	$104,749	$45,330	$37,941	$—	$9,935	$—	$329,305
Debt-related income	—	—	—	—	—	—	28,090	28,090
Rental expenses	(64,648)	(24,700)	(12,026)	(17,749)	—	(4,209)	—	(123,332)
Net operating income	$66,702	$80,049	$33,304	$20,192	$—	$5,726	$28,090	$234,063
17. SUBSEQUENT EVENTS
Disposition of Real Property
Subsequent to September 30, 2026, we sold one industrial property for a contractual sale price of $41 million. Our total accounting basis, which is inclusive of straight-line rent receivables and net of accumulated depreciation and amortization, for this property as of the closing date was approximately $29 million.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the impact of macroeconomic trends, such as the unemployment rate, availability of credit, impact of inflation, changes in interest rates, uncertainties regarding actual and potential shifts in the U.S. and foreign trade, economic and other policies, including with respect to treaties and tariffs and the conflicts in Ukraine and in the Middle East and the military operation in Iran, which may have a negative effect on the following, among other things:
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
OVERVIEW
General
Ares Real Estate Income Trust Inc. is a NAV-based perpetual life REIT that was formed on April 11, 2005, as a Maryland corporation. We are primarily focused on investing in and operating a diverse portfolio of real property. As of September 30, 2026, our consolidated real property portfolio consisted of 170 properties, totaling approximately 36 million square feet located in 35 markets throughout the U.S. We also had six debt-related investments, four investments in securities and had investments in 10 joint venture partnerships as of September 30, 2026. Unless otherwise noted, unconsolidated properties and investments are excluded from the presentation of our portfolio data herein.
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2006, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the nine months ended September 30, 2026, we raised gross proceeds of approximately $443 million from the sale of 54 million shares of our common stock in our ongoing securities offerings, including proceeds from our distribution reinvestment plans of approximately $26 million. See “Note 8 to the Condensed Consolidated Financial Statements” for more information about our securities offerings.
Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. During the nine months ended September 30, 2026, we sold $788 million of gross interests related to the DST Program, $72 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

As of September 30, 2026, our total investment portfolio consisted of the following sector allocations:
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
As of September 30, 2026, we had six floating-rate debt-related investments with a weighted-average interest rate of 7.4% and a weighted-average remaining life of 1.3 years. As of September 30, 2026, the aggregate outstanding principal and the aggregate carrying amount were both $237 million, and total aggregate current commitments were up to $261 million.
As of September 30, 2026, we had four investments in securities. As of September 30, 2026, the aggregate fair value of these investments was $148 million.
During the nine months ended September 30, 2026, we originated seven loans through our mortgage loan origination program with a total principal balance of $395 million. Additionally, during the nine months ended September 30, 2026, we sold six loans for $364 million and recorded $499 thousand in realized losses on these investments. During the three and nine months ended September 30, 2026, we recognized origination fee income related to our mortgage loan origination program of $487 thousand and $2 million, respectively.
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $9.3 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $8.4 billion, representing a difference of approximately $834 million, or 10%.
As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, affiliates of the Sponsor and the Advisor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of September 30, 2026 and December 31, 2025:

(in thousands)	September 30, 2026	December 31, 2025
Investments in residential properties	$3,164,200	$2,671,600
Investments in industrial properties	3,565,300	3,004,700
Investments in retail properties	1,239,450	728,250
Investments in office properties	407,900	400,150
Investments in other properties (1)	892,150	760,450
Total investment in real estate properties	9,269,000	7,565,150
Investments in real estate debt and securities	409,736	302,597
Investments in unconsolidated joint venture partnerships	567,214	467,237
DST Program Loans	220,026	191,502
Total investments	10,465,976	8,526,486
Cash and cash equivalents	28,673	40,059
Restricted cash	12,005	5,693
Other assets	96,547	69,452
Line of credit, term loans and mortgage notes	(3,655,556)	(3,005,732)
Financing obligations associated with our DST Program	(2,723,120)	(2,331,517)
Other liabilities	(217,868)	(141,264)
Accrued performance participation allocation	(30,771)	(16,544)
Accrued advisory fees	(6,044)	(4,984)
Noncontrolling interests in consolidated joint venture partnerships	(16,414)	(19,149)
Aggregate Fund NAV	$3,953,428	$3,122,500
Total Fund Interests outstanding	477,231	388,599
_______________________________________________________________
(1)Includes self-storage and data center properties.

The following table sets forth the NAV per Fund Interest as of September 30, 2026:

(in thousands, except		Class T-R	Class S-R	Class D-R	Class I-R	Class E	Class S-PR	Class D-PR	Class I-PR	Class B
per Fund Interest data)	Total	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares	OP Units
As of September 30, 2026
Monthly NAV	$3,953,428	$163,250	$260,824	$44,823	$549,265	$315,082	$130,866	$16,421	$198,307	$413,439	$1,861,151
Fund Interests outstanding	477,231	19,706	31,485	5,411	66,304	38,035	15,797	1,982	23,938	49,908	224,665
NAV Per Fund Interest	$8.2841	$8.2841	$8.2841	$8.2841	$8.2841	$8.2841	$8.2841	$8.2841	$8.2841	$8.2841	$8.2841
Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of September 30, 2026, we estimated approximately $105 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuations of our real properties as of September 30, 2026, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table based on weighted-averages by property type.

	Residential	Industrial	Retail	Office	Other (1)	Weighted-Average Basis
Exit capitalization rate	5.2%	5.7%	6.4%	7.3%	6.1%	5.7%
Discount rate / internal rate of return	7.1%	7.3%	7.4%	8.7%	7.7%	7.4%
Average holding period (years)	10.0	10.1	10.0	10.0	14.0	10.4
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

Input	Hypothetical Change	Residential	Industrial	Retail	Office	Other (1)	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.2%	3.0%	2.4%	2.5%	2.3%	2.9%
	0.25% increase	(2.9)%	(2.8)%	(2.2)%	(2.3)%	(2.1)%	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%	2.0%	1.9%	2.0%	2.5%	2.0%
	0.25% increase	(1.9)%	(1.9)%	(1.9)%	(2.0)%	(2.4)%	(2.0)%
___________________________________________________________
(1)Includes self-storage and data center properties.
From September 30, 2017 through November 30, 2019, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for December 31, 2019, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of September 30, 2026, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2026 was $47 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $47 million, or $0.10 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2026.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV
The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2026:

(in thousands)	As of September 30, 2026
Total stockholders’ equity	$730,905
Noncontrolling interests	809,397
Total equity under GAAP	1,540,302

Adjustments:
Accrued distribution fee (1)	105,137
Redeemable equity (2)	427,674
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	832,002
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	28,365
Accumulated depreciation and amortization (5)	1,122,498
Other adjustments (6)	(102,550)
Aggregate Fund NAV	$3,953,428
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

Performance
Our NAV increased from $8.04 per share as of December 31, 2025 to $8.28 per share as of September 30, 2026. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth, and stabilizing capital markets.
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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of September 30, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.62)%	2.84%	6.14%	3.47%	4.55%	4.88%	6.08%
Adjusted Class T-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.11)%	3.66%	7.53%	2.77%	4.92%	4.98%	6.15%
Difference	(0.51)%	(0.82)%	(1.39)%	0.70%	(0.37)%	(0.10)%	(0.07)%

Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.83%	6.44%	9.85%	4.67%	5.27%	5.20%	6.18%
Adjusted Class T-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.35%	7.29%	11.29%	3.96%	5.64%	5.30%	6.25%
Difference	(0.52)%	(0.85)%	(1.44)%	0.71%	(0.37)%	(0.10)%	(0.07)%

Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.62)%	2.84%	6.14%	3.47%	4.55%	4.88%	6.08%
Adjusted Class S-R Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.11)%	3.66%	7.53%	2.77%	4.92%	4.98%	6.15%
Difference	(0.51)%	(0.82)%	(1.39)%	0.70%	(0.37)%	(0.10)%	(0.07)%

Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.83%	6.44%	9.85%	4.67%	5.27%	5.20%	6.18%
Adjusted Class S-R Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.35%	7.29%	11.29%	3.96%	5.64%	5.30%	6.25%
Difference	(0.52)%	(0.85)%	(1.44)%	0.71%	(0.37)%	(0.10)%	(0.07)%

Class D-R Share Total Return (3)	1.98%	6.92%	10.51%	5.29%	5.91%	5.82%	6.32%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.51%	7.77%	11.96%	4.58%	6.28%	5.92%	6.39%
Difference	(0.53)%	(0.85)%	(1.45)%	0.71%	(0.37)%	(0.10)%	(0.07)%

Class I-R Share Total Return (3)	2.05%	7.12%	10.79%	5.56%	6.17%	6.10%	6.67%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of September 30, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.57%	7.97%	12.24%	4.84%	6.54%	6.21%	6.74%
Difference	(0.52)%	(0.85)%	(1.45)%	0.72%	(0.37)%	(0.11)%	(0.07)%

Class E Share Total Return (3)	2.05%	7.12%	10.79%	5.56%	6.17%	6.11%	6.71%
Adjusted Class E Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.57%	7.97%	12.24%	4.84%	6.54%	6.22%	6.78%
Difference	(0.52)%	(0.85)%	(1.45)%	0.72%	(0.37)%	(0.11)%	(0.07)%

Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (3)	(1.74)%	2.72%	6.01%	n/a	n/a	n/a	7.97%
Adjusted Class S-PR Share Total Return (with upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.23)%	3.54%	7.40%	n/a	n/a	n/a	8.16%
Difference	(0.51)%	(0.82)%	(1.39)%	n/a	n/a	n/a	(0.19)%

Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (3)	1.83%	6.44%	9.85%	n/a	n/a	n/a	9.84%
Adjusted Class S-PR Share Total Return (without upfront selling commissions and dealer manager fees) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.35%	7.29%	11.29%	n/a	n/a	n/a	10.03%
Difference	(0.52)%	(0.85)%	(1.44)%	n/a	n/a	n/a	(0.19)%

Class D-PR Share Total Return (with upfront selling commissions) (3)	0.45%	5.31%	8.85%	n/a	n/a	n/a	9.72%
Adjusted Class D-PR Share Total Return (with upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.97%	6.16%	10.28%	n/a	n/a	n/a	9.86%
Difference	(0.52)%	(0.85)%	(1.43)%	n/a	n/a	n/a	(0.14)%

Class D-PR Share Total Return (without upfront selling commissions) (3)	1.98%	6.92%	10.51%	n/a	n/a	n/a	10.63%
Adjusted Class D-PR Share Total Return (without upfront selling commissions) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.51%	7.77%	11.96%	n/a	n/a	n/a	10.77%
Difference	(0.53)%	(0.85)%	(1.45)%	n/a	n/a	n/a	(0.14)%

Class I-PR Share Total Return (3)	2.05%	7.12%	10.79%	n/a	n/a	n/a	10.78%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.57%	7.97%	12.24%	n/a	n/a	n/a	10.93%
Difference	(0.52)%	(0.85)%	(1.45)%	n/a	n/a	n/a	(0.15)%

Class B Share Total Return (3)	2.05%	7.12%	n/a	n/a	n/a	n/a	9.34%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Ten-Year	Since Inception
As of September 30, 2026 (1)	Three-Months	Year-to-Date	12-Months)	Annualized	Annualized	Annualized	Annualized (2)
Adjusted Class B Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.57%	7.97%	n/a	n/a	n/a	n/a	10.58%
Difference	(0.52)%	(0.85)%	n/a	n/a	n/a	n/a	(1.24)%
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
(2)NAV inception date for Class T-R shares, Class S-R shares, Class D-R shares, Class I-R shares (formerly known as Class T shares, Class S shares, Class D shares and Class I shares, respectively) and Class E shares was September 30, 2012, which is when we first sold shares of our common stock after converting to an NAV-based REIT on July 12, 2012. Investors in our fixed price offerings prior to NAV inception on September 30, 2012 are likely to have a lower return. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, the inception date for Class D-PR shares was December 2, 2024, and the inception date for Class B shares was November 3, 2025, which is when we first sold shares of such share classes of our common stock. Since inception returns are not annualized for share classes outstanding less than one year.
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

During the third quarter of 2026, the U.S. economy continued to expand, supported by resilient consumer spending and low levels of unemployment despite heightened geopolitical tensions and increased inflation measures. Against this backdrop, the Federal Reserve adopted a more restrictive monetary policy, raising the federal funds rate by 25 basis points in September 2026 and signaling the potential for additional future rate increases. Uncertainty remains regarding the timing, magnitude and pace of future monetary policy adjustments.

Amid evolving central bank policy, persistent inflation and continued economic expansion, market interest rates moved higher during the third quarter of 2026, with the 10-Year U.S. Treasury yield increasing by more than 80 basis points. The resulting increase in borrowing costs moderated commercial real estate transaction activity. Property valuations in the third quarter of 2026, however, remained relatively stable, supported by limited new supply and new construction starts at or near 10-year lows.

Rising operating costs continue to place pressure on cash flow performance across many real estate property types. Triple net leases within the commercial sector help offset some of these effects. Although certain markets are showing a recovery, office properties nationally continue to experience challenges driven by remote work and elevated costs to operate, improve or repurpose these office properties. These factors have largely resulted in lower demand for office space and have driven elevated levels of vacancy rates and default rates. Additionally, the real estate sector experienced significant new supply coming out of the pandemic which has caused vacancy rates to rise off historical lows and rent growth to moderate. Offsetting new deliveries has been a significant decline in new construction starts driven by higher interest rates. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals, such as occupancy and rental rates, in property types that include multifamily and industrial.

Uncertainty around U.S. economic and foreign policies, international relations and their potential effect on the U.S. economy has increased risk. Should the risks from these factors become more acute, the commercial real estate market may be adversely affected.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2026 Activities
During the nine months ended September 30, 2026, we completed the following activities:
•We invested an aggregate of $1.4 billion in our unconsolidated joint venture partnerships, our investments in real estate debt and securities and the acquisition of four self-storage properties, 11 industrial properties, four residential properties and nine retail properties. We also assumed two fixed-rate mortgage notes in connection with the acquisitions with an aggregate fair value of $123 million and outstanding principal of $126 million as of the acquisition dates.
•We sold one retail property and part of one industrial property for net proceeds of $9 million and recorded a net gain on sale of $2 million.
•We leased approximately 1 million square feet of new leases and 2 million square feet of renewals at our commercial properties.
•We decreased our leverage ratio from 36% as of December 31, 2025, to 35% as of September 30, 2026. Our leverage ratio for reporting purposes is calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures).
•We raised gross proceeds of $1.2 billion from the sale of our common stock and DST Interests. This includes $443 million from the sale of 54 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plans of $26 million, and $788 million of gross capital through private placement offerings by selling DST Interests, $72 million of which were financed by DST Program Loans.
•We redeemed 9 million shares of common stock at a weighted-average purchase price of $8.14 per share for an aggregate amount of $74 million. Additionally, we redeemed a combined 5 million OP Units of redeemable noncontrolling interests and noncontrolling interests for an aggregate dollar amount of $38 million.
•We issued 47 million OP Units in exchange for DST Interests for a net investment of $383 million. In addition, we paid $3 million in cash in exchange for DST Interests.

Results for the Three and Nine Months Ended September 30, 2026 Compared to Prior Periods
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, and for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

	For the Three Months Ended			For the Nine Months Ended
($ in thousands, except per share data)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Revenues:
Rental revenues	$154,474	$140,642	$13,832	$432,484	$329,305	$103,179
Debt-related income	8,436	10,517	(2,081)	26,720	28,090	(1,370)
Total revenues	162,910	151,159	11,751	459,204	357,395	101,809
Operating expenses:
Rental expenses	52,120	45,074	7,046	142,304	123,332	18,972
Real estate-related depreciation and amortization	70,971	59,498	11,473	188,841	142,068	46,773
General and administrative expenses	4,115	3,469	646	10,738	9,598	1,140
Advisory fees	18,035	16,894	1,141	50,613	36,758	13,855
Performance participation allocation	10,335	9,790	545	30,771	—	30,771
Acquisition costs and reimbursements	1,981	1,526	455	5,372	4,568	804
Impairment of real estate property	—	3,851	(3,851)	3,851	—	3,851
Total operating expenses	157,557	140,102	17,455	432,490	316,324	116,166
Other income (expenses):
Income from unconsolidated joint venture partnerships	19,221	51,077	(31,856)	92,907	35,088	57,819
Interest expense	(79,646)	(71,316)	(8,330)	(222,047)	(179,914)	(42,133)
Gain on sale of real estate property	2,476	—	2,476	2,476	57,200	(54,724)
(Loss) gain on financial assets	(1,121)	286	(1,407)	(507)	(234)	(273)
Loss on financing obligations	(17,316)	(9,738)	(7,578)	(47,525)	(36,612)	(10,913)
(Loss) gain on extinguishment of debt and financing obligations, net	(74)	(120)	46	18,206	(666)	18,872
Provision for current expected credit losses	—	—	—	—	464	(464)
Other income and expenses	3,645	3,486	159	10,414	8,028	2,386
Total other income (expenses)	(72,815)	(26,325)	(46,490)	(146,076)	(116,646)	(29,430)
Net loss before income tax expense	(67,462)	(15,268)	(52,194)	(119,362)	(75,575)	(43,787)
Income tax expense	(18)	(10,841)	10,823	(14,825)	(16,570)	1,745
Net loss	(67,480)	(26,109)	(41,371)	(134,187)	(92,145)	(42,042)
Net loss attributable to redeemable noncontrolling interests	250	106	144	515	329	186
Net loss attributable to noncontrolling interests	31,713	12,350	19,363	63,192	42,932	20,260
Net loss attributable to common stockholders	$(35,517)	$(13,653)	$(21,864)	$(70,480)	$(48,884)	$(21,596)
Weighted-average shares outstanding—basic	250,611	227,061	23,550	229,726	178,748	50,978
Weighted-average shares outstanding—diluted	475,516	437,263	38,253	437,808	335,983	101,825
Net loss attributable to common stockholders per common share—basic and diluted	$(0.14)	$(0.06)	$(0.08)	$(0.31)	$(0.27)	$(0.04)

Total Revenues. In aggregate, total revenues increased by $12 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026. Total revenues increased by $102 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to the factors described below.
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. For the three months ended September 30, 2026 as compared to the three months ended June 30, 2026, total rental revenues increased by $14 million primarily due to the increase in non-same store revenues resulting from net growth in our portfolio.
For the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 in aggregate, total rental revenues increased by $103 million, primarily due to the increase in non-same store revenues resulting from net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income decreased by $2 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, primarily due to a decrease in activity in the mortgage loan origination program for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026.
Total debt-related income decreased by $1 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to lower average principal outstanding on our debt-related investments during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Total Operating Expenses. In aggregate, total operating expenses increased by $17 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, and total operating expenses increased by $116 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to the factors described below.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers at our commercial properties, such as real estate taxes, property insurance, property management fees, repair and maintenance, and include certain non-recoverable expenses, such as consulting services and tenant leasing costs. Commercial leases that are structured on a “triple net basis”, in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 93% of our total leased commercial portfolio, based on number of commercial leases as of September 30, 2026. For the three months ended September 30, 2026, total rental expenses increased by $7 million as compared to the three months ended June 30, 2026, primarily due to an increase in non-same store rental expenses resulting from significant net growth in our portfolio.
For the nine months ended September 30, 2026, total rental expenses increased by $19 million, as compared to the nine months ended September 30, 2025, primarily due to increase in non-same store rental expenses resulting from significant net growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.
Real Estate-Related Depreciation and Amortization. Real estate-related depreciation and amortization expense increased by $11 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, primarily due to net growth in our portfolio.
Real estate-related depreciation and amortization expense increased by $47 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to net growth in our portfolio.
Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by $1 million for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, primarily due to a $4 million impairment of real estate during the three months ended June 30, 2026; partially offset by an increase of $1 million of advisory fees in the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, primarily driven by the sale of common stock and gross interests related to the DST Program.
In aggregate, the remaining operating expenses increased by $50 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase of $31 million in performance participation allocation driven by the positive performance of our portfolio and an increase in advisory fees of $14 million primarily driven by the sale of common stock and gross interests related to the DST Program during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(36) million effect on our net income (loss) for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, primarily due to the following:
•a decrease in income from unconsolidated joint venture partnerships of $32 million primarily driven by the increase in fair value of certain assets of our investments in unconsolidated joint venture partnerships during the three months ended June 30, 2026, with no comparative increase in fair value during the three months ended September 30, 2026;
•an increase in interest expense of $8 million driven primarily by an increase in average outstanding borrowings and financing obligations during the period; and
•an increase in loss on financing obligations of $8 million driven by changes in valuations of properties in our DST Program.

Partially offset by:
•a decrease in income tax expense of $11 million, primarily driven by activities of our taxable REIT subsidiaries associated with our DST Program and our investments in unconsolidated joint venture partnerships during the three months ended June 30, 2026 which resulted in taxable income for the period.
In aggregate, the remaining items that comprise our net income (loss) had a $(28) million effect on our net income (loss) for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to the following:
•a gain on sale of real estate property of $55 million during the nine months ended September 30, 2025 driven by the sale of four industrial properties and one office property during the period; compared to one retail property and part of one industrial property during the nine months ended September 30, 2026;
•an increase in interest expense of $42 million driven primarily by an increase in average outstanding borrowings and financing obligations during the period; and
•an increase in loss on financing obligations of $11 million driven by changes in valuations of properties in our DST Program.
Partially offset by:
•an increase in income from unconsolidated joint venture partnerships of $58 million primarily driven by positive performance, including the increase in fair value of certain assets, of our investments in unconsolidated joint venture partnerships; and
•an increase in gain (loss) on extinguishment of debt and financing obligations, net of $19 million driven by the recognition of a gain on our financing obligations upon extinguishment when we exercised a purchase option for certain properties in our DST Program during the nine months ended September 30, 2026, with no comparable activity during the nine months ended September 30, 2025.
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
The same store operating portfolio for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026 presented below includes 143 properties totaling 31 million square feet owned as of April 1, 2026, which represented 86% of total rentable square feet as of September 30, 2026. The same store operating portfolio for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 presented below includes 118 properties totaling approximately 24 million square feet owned as of January 1, 2025, which represented 67% of total rentable square feet as of September 30, 2026.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, and for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net loss attributable to common stockholders	$(35,517)	$(13,653)	$(70,480)	$(48,884)
Debt-related income	(8,436)	(10,517)	(26,720)	(28,090)
Real estate-related depreciation and amortization	70,971	59,498	188,841	142,068
General and administrative expenses	4,115	3,469	10,738	9,598
Advisory fees	18,035	16,894	50,613	36,758
Performance participation allocation	10,335	9,790	30,771	—
Acquisition costs and reimbursements	1,981	1,526	5,372	4,568
Impairment of real estate property	—	3,851	3,851	—
Income from unconsolidated joint venture partnerships	(19,221)	(51,077)	(92,907)	(35,088)
Interest expense	79,646	71,316	222,047	179,914
Gain on sale of real estate property	(2,476)	—	(2,476)	(57,200)
Loss (gain) on financial assets	1,121	(286)	507	234
Loss on financing obligations	17,316	9,738	47,525	36,612
Loss (gain) on extinguishment of debt and financing obligations, net	74	120	(18,206)	666
Provision for current expected credit losses	—	—	—	(464)
Other income and expenses	(3,645)	(3,486)	(10,414)	(8,028)
Income tax expense	18	10,841	14,825	16,570
Net loss attributable to redeemable noncontrolling interests	(250)	(106)	(515)	(329)
Net loss attributable to noncontrolling interests	(31,713)	(12,350)	(63,192)	(42,932)
Property net operating income	$102,354	$95,568	$290,180	$205,973
Less: Non-same store property NOI	13,901	5,807	94,637	12,840
Same store property NOI	$88,453	$89,761	$195,543	$193,133
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

The following table includes a breakout of results for our same store portfolio by property segment for rental revenues, rental expenses and property NOI for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, and the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	For the Three Months Ended			For the Nine Months Ended
($ in thousands, except per square foot data)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Rental revenues:
Residential	$45,785	$46,463	$(678)	$126,626	$127,038	$(412)
Industrial	47,910	47,742	168	100,502	98,179	2,323
Retail	15,689	15,146	543	47,335	44,454	2,881
Office	10,411	10,157	254	30,904	32,422	(1,518)
Data center	11,464	11,154	310	—	—	—
Other	3,847	3,731	116	9,047	8,858	189
Total same store rental revenues	135,106	134,393	713	314,414	310,951	3,463
Non-same store properties	19,368	6,249	13,119	118,070	18,354	99,716
Total rental revenues	$154,474	$140,642	$13,832	$432,484	$329,305	$103,179
Rental expenses:
Residential	$(22,962)	$(22,553)	$(409)	$(61,627)	$(62,902)	$1,275
Industrial	(11,373)	(10,909)	(464)	(24,460)	(23,657)	(803)
Retail	(4,299)	(4,005)	(294)	(13,176)	(11,950)	(1,226)
Office	(5,631)	(5,065)	(566)	(15,859)	(15,656)	(203)
Data center	(767)	(452)	(315)	—	—	—
Other	(1,621)	(1,648)	27	(3,749)	(3,653)	(96)
Total same store rental expenses	(46,653)	(44,632)	(2,021)	(118,871)	(117,818)	(1,053)
Non-same store properties	(5,467)	(442)	(5,025)	(23,433)	(5,514)	(17,919)
Total rental expenses	$(52,120)	$(45,074)	$(7,046)	$(142,304)	$(123,332)	$(18,972)
Property NOI:
Residential	$22,823	$23,910	$(1,087)	$64,999	$64,136	$863
Industrial	36,537	36,833	(296)	76,042	74,522	1,520
Retail	11,390	11,141	249	34,159	32,504	1,655
Office	4,780	5,092	(312)	15,045	16,766	(1,721)
Data center	10,697	10,702	(5)	—	—	—
Other	2,226	2,083	143	5,298	5,205	93
Total same store property NOI	88,453	89,761	(1,308)	195,543	193,133	2,410
Non-same store properties	13,901	5,807	8,094	94,637	12,840	81,797
Total property NOI	$102,354	$95,568	$6,786	$290,180	$205,973	$84,207
Same store average percentage leased:
Residential	94%	94%		94%	92%
Industrial	96%	96%		96%	97%
Retail	97%	97%		97%	96%
Office	75%	74%		75%	79%
Data center	100%	100%		—%	—%
Other	86%	85%		86%	85%
Same store average annualized base rent per square foot:
Residential	$27.96	$28.32		$28.26	$28.85
Industrial	7.93	7.71		7.78	7.36
Retail	21.45	21.21		21.45	21.12
Office	40.98	38.94		40.98	38.70
Data center	37.67	37.67		—	—
Other	18.73	18.22		20.42	19.85

Residential Segment. For the three months ended September 30, 2026, our residential segment same store property NOI decreased by $1 million, as compared to the three months ended June 30, 2026, primarily due to increased vacancy and increased operating expenses at various properties. For the nine months ended September 30, 2026, our residential segment same store property NOI increased by $1 million, as compared to the nine months ended September 30, 2025, primarily due to reduced operating expenses at various properties.

Industrial Segment. For the three months ended September 30, 2026, our industrial segment same store property NOI remained consistent as compared to the three months ended June 30, 2026. For the nine months ended September 30, 2026, our industrial segment same store property NOI increased by $2 million as compared to the nine months ended September 30, 2025, primarily due to increased renewal rates and increased occupancy at various properties.
Retail Segment. For the three months ended September 30, 2026, our retail segment same store property NOI remained consistent as compared to the three months ended June 30, 2026. For the nine months ended September 30, 2026, our retail segment same store property NOI increased by $2 million, as compared to the nine months ended September 30, 2025, primarily due to increased percentage rent and increased occupancy at various properties and increased rental renewal rates at two of our properties.
Office Segment. For the three months ended September 30, 2026, our office segment same store property NOI remained consistent as compared to the three months ended June 30, 2026. Our office segment same store property NOI decreased by $2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to reduced occupancy at one of our properties.
Data Center Segment. For the three months ended September 30, 2026, our data center segment same store property NOI remained consistent as compared to the three months ended June 30, 2026. We did not have data center segment same store property NOI for the nine months ended September 30, 2026 and nine months ended September 30, 2025.
Other Segment. For the three months ended September 30, 2026, our other segment same store property NOI remained consistent as compared to the three months ended June 30, 2026. For the nine months ended September 30, 2026, our other segment same store property NOI remained consistent as compared to the nine months ended September 30, 2025.
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
FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. By excluding gains or losses on the sale or change in control of assets, we believe FFO provides a helpful additional measure of our consolidated operating performance on a comparative basis. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
GAAP net loss	$(67,480)	$(15,554)	$(134,187)	$(92,145)
Weighted-average shares outstanding—diluted	475,516	335,065	437,808	335,983
GAAP net loss per common share—diluted	$(0.14)	$(0.05)	$(0.31)	$(0.27)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	70,971	49,339	188,841	142,068
Impairment of real estate property	—	—	3,851	—
Gain on sale of real estate property	(2,476)	(46,711)	(2,476)	(57,200)
Our share of adjustments from joint venture partnerships	(7,597)	191	(14,133)	1,405
FFO	$(6,582)	$(12,735)	$41,896	$(5,872)
FFO per common share—diluted	$(0.01)	$(0.04)	$0.10	$(0.02)
Adjustments to arrive at AFFO:
Performance participation allocation	10,335	—	30,771	—
Unrealized loss on financial instruments (1)	18,388	18,061	29,124	36,382
Our share of adjustments from joint venture partnerships	(2,933)	(7,889)	(50,811)	(19,089)
AFFO	$19,208	$(2,563)	$50,980	$11,421
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements include debt financings, cash generated from operating activities, net proceeds from our securities offerings, asset sales and repayments from investments in real estate debt and securities. Our principal uses of funds are distributions to our stockholders, payments under our debt obligations and payments pursuant to the master lease agreements related to properties in our DST Program, redemption payments, acquisition of properties and other investments and capital expenditures. Over time, we intend to fund a majority of our cash needs, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. As of September 30, 2026, we had $300 million available under our line of credit. Additionally, we plan to continue utilizing our $500 million Goldman Sachs MRA to originate mortgage loans through our mortgage loan origination program and to continue to execute secured financings to increase overall cash proceeds available. As of September 30, 2026, we had approximately $777 million of borrowings, including scheduled amortization payments, becoming payable within the next 12 months, though the terms of the associated loan agreements for $115 million of these borrowings can be extended pursuant to two one-year extension options. In October 2026, our $475 million mortgage note was extended for one year and may be further extended pursuant to two one-year extension options, subject to certain conditions. As of September 30, 2026, we had approximately $129 million of future minimum lease payments related to the properties in our DST Program coming due in the next 12 months. In addition, we have $457 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of September 30, 2026. We expect to be able to repay our principal and interest obligations and fund our capital commitments over the next 12 months and beyond through operating cash flows, refinancings, borrowings under our line of credit, proceeds from capital raise and/or disposition proceeds.
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
As of September 30, 2026, our financial position was strong with 35% leverage, calculated as outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). In addition, our consolidated portfolio was 95% leased as of September 30, 2026 and is diversified across 170 properties totaling 36 million square feet across 35 geographic markets. Our properties contain a diverse roster of 681 commercial customers, large and small.
We believe that our cash on-hand, anticipated net offering proceeds, proceeds from our line of credit, and other financing and disposition activities should be sufficient to meet our anticipated future acquisition, operating, debt service, distribution and redemption requirements.
Cash Flows. The following table summarizes our cash flows for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change
Total cash provided by (used in):
Operating activities	$22,444	$90,788	$(68,344)
Investing activities	(1,420,497)	(765,939)	(654,558)
Financing activities	1,393,008	727,403	665,605
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(29)	173	(202)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,074)	$52,425	$(57,499)
Net cash provided by operating activities decreased by $68 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) $195 million in proceeds received in January 2025 from the sale of a debt-related investment that was held for sale as of December 31, 2024, with no comparable sale in 2026 related to debt-related investments held for sale as of December 31, 2025 and (ii) the origination of one loan with a carrying value of $28 million that remained held for sale as of September 30, 2026, as compared to the origination of one loan with a carrying value of $136 million that remained held for sale as of September 30, 2025.
Net cash used in investing activities increased by $655 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to: (i) an increase in investment in unconsolidated joint venture partnerships of $314 million; (ii) $145 million fewer principal collections on debt related investments; and (iii) a decrease of proceeds from disposition of real estate property of $102 million.
Net cash provided by financing activities increased by $666 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in net borrowing activity of $553 million and an increase in net offering activity of $134 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of September 30, 2026, we had an aggregate of $2.0 billion of commitments under our unsecured credit agreement, including $1.0 billion under our line of credit and $1.0 billion under our two term loans. As of that date, we had: (i) $700 million outstanding under our line of credit; and (ii) $1.0 billion outstanding under our term loans. The weighted-average effective interest rate across all of our unsecured borrowings is 4.63%, which includes the effect of the interest rate swap and cap agreements related to $1.0 billion in borrowings under our line of credit and our term loans.
As of September 30, 2026, the unused and available portions under our line of credit were both $300 million. Our $1.0 billion line of credit matures in June 2029, and may be extended pursuant to a one-year extension option, subject to certain conditions, including the payment of extension fees. One $700 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option. Our other $300 million term loan matures in June 2029, and may be extended pursuant to a one-year extension option. Our line of credit borrowings are available for general corporate purposes, including but not limited to the refinancing of other debt, payment of redemptions, acquisition and operation of permitted investments. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of September 30, 2026, we had property-level borrowings of $2.0 billion outstanding with a weighted-average remaining term of approximately 1.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 5.27%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2026.
Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on a short or long-term basis from banks, life insurance companies and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings, including secured financings on debt-related investments, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program (determined in accordance with our valuation procedures). We had leverage of 35% as of September 30, 2026. Our current target leverage ratio is between 40-60%. Although we will generally work to maintain our targeted leverage ratio, there are no assurances that we will maintain the targeted range disclosed above or achieve any other leverage ratio that we may target in the future. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.
Future Minimum Lease Payments Related to the DST Program. As of September 30, 2026, we had $2.6 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.
Offering Proceeds. For the nine months ended September 30, 2026, the amount of aggregate gross proceeds raised from our securities offerings (including shares issued pursuant to the distribution reinvestment plans) was $443 million ($440 million net of direct selling costs).
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
For the fourth quarter of 2026, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or October 30, 2026, November 30, 2026 and December 31, 2026 (each, a “Distribution Record Date”). The distributions were authorized at a monthly rate of $0.03583 per share for each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class S-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the fourth quarter of 2026 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions. There can be no assurances that the current distribution rate will be maintained in future periods.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions:
Paid in cash (1)	$110,197	80%	$78,399	77%
Reinvested in shares	26,922	20	23,569	23%
Total (2)	$137,119	100%	$101,968	100%
Sources of Distributions:
Cash flows from operating activities (3)	$22,444	16%	$78,399	77%
Other sources (4)	87,753	64	—	—
DRIP (5)	26,922	20	23,569	23
Total (2)	$137,119	100%	$101,968	100%
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
(3)In January 2025, we sold a debt-related investment for a cash sale price of $195 million, which was a cash inflow from operating activities in the first quarter of 2025.
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
For the nine months ended September 30, 2026 and 2025, our FFO was $42 million, or 31% of our total distributions, and $(6) million, or (6)% of our total distributions, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Redemptions. Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except for per share data)	2026	2025
Number of shares redeemed or repurchased	9,077	12,351
Aggregate dollar amount of shares redeemed or repurchased	$73,893	$94,466
Average redemption or repurchase price per share	$8.14	$7.65
For the nine months ended September 30, 2026 and 2025, we received and redeemed 100% of eligible redemption requests for an aggregate amount of $74 million and $94 million, respectively, which we redeemed using cash flows from operating activities in excess of our distributions paid in cash, cash on hand, proceeds from our securities offerings, proceeds from the disposition of properties, and borrowings under our line of credit. We generally repay funds borrowed from our line of credit from a variety of sources including: cash flows from operating activities in excess of our distributions; proceeds from our securities offerings; proceeds from the disposition of properties and other longer-term borrowings.

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

CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of September 30, 2026, our critical accounting estimates have not changed from those described in our 2025 Form 10-K.
SUBSEQUENT EVENTS
See “Note 17 to the Condensed Consolidated Financial Statements” for information regarding subsequent events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2026, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.
Fixed Interest Rate Debt. As of September 30, 2026, our fixed interest rate debt consisted of $760 million under our mortgage notes and $550 million of borrowings under our term loans that were effectively fixed through the use of interest rate swaps. In total, our fixed interest rate debt represented 36% of our total consolidated debt as of September 30, 2026. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed interest rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2026, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of any associated hedges, was $1.1 billion and $1.3 billion, respectively. The fair value estimate of this debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2026. Given we generally expect to hold our fixed interest rate debt instruments to maturity or when they otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that the resulting change in fair value of our fixed interest rate debt instruments due to market fluctuations in interest rates would have a significant effect on our operating cash flows.
Variable Interest Rate Debt. As of September 30, 2026, our consolidated variable interest rate debt consisted of $700 million of borrowings under our line of credit, $450 million of borrowings under our term loans and $1.2 billion under our mortgage notes, which represented 64% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could affect our future earnings and cash flows, but would not necessarily affect the fair value of such debt. As of September 30, 2026, we were exposed to market risks related to fluctuations in interest rates on $2.3 billion of consolidated borrowings; however, $1.4 billion of these borrowings are capped through the use of 14 interest rate cap agreements. A hypothetical 25 basis points increase in the all-in rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2026, would increase our annual interest expense by approximately $5 million, including the effects of our interest rate cap agreements. In addition, we have originated and/or purchased variable rate debt-related investments with aggregate current commitments of $219 million and aggregate outstanding principal of $195 million on accrual status as of September 30, 2026, which can offset the interest rate risk associated with our variable interest rate borrowings.
Derivative Instruments. As of September 30, 2026, we had 22 outstanding derivative instruments, with a total current notional amount of $1.9 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
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

Foreign Currency Risk
We currently have investments in unconsolidated joint venture partnerships that invest in assets and properties located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts remeasured into U.S. dollars for inclusion in our condensed consolidated financial statements. We execute borrowings in the same foreign currencies as our foreign investments to protect against the foreign currency exchange rate risk inherent in transactions denominated in foreign currencies. We estimate that as of September 30, 2026, a hypothetical 10% decline in the exchange rates of foreign currencies against the U.S. dollar would not result in a material change to our investment balances and would be largely offset by the currency conversions of our borrowings in the same foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2026, we issued and sold 3 million Class S-PR shares, 371 thousand Class D-PR shares and 4 million Class I-PR shares and generated gross aggregate proceeds of $65 million in connection with the private offering. During the three months ended September 30, 2026, aggregate upfront selling commissions and dealer manager fees of $230 thousand were paid in connection with the private offering.
On May 19, 2026, we entered into an amendment to the subscription agreement with Apogee SPV, an affiliate of the Advisor, pursuant to which we issued and sold 12 million Class B shares of our common stock to Apogee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100 million.

On May 29, 2026, we entered into a subscription agreement with Apogee SPV and Perigee SPV, an affiliate of the Advisor, pursuant to which we issued and sold 12 million Class B shares of our common stock to Perigee SPV in a private placement exempt from registration under the Securities Act for aggregate gross proceeds of $100 million.
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
The table below summarizes the redemption activity for the three months ended September 30, 2026, for which all eligible redemption requests were redeemed in full:

(shares in thousands)			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Redeemed Pursuant
	Shares Redeemed	Paid Per Share (1)	Plans or Programs	to the Program (2)
For the Month Ended:
July 31, 2026	1,230	$8.19	1,230	—
August 31, 2026	710	8.22	710	—
September 30, 2026 (3)	1,038	8.26	1,038	—
Total	2,978	$8.22	2,978	—
_______________________________________________________________
(1)Amount represents the average price paid to investors upon redemption.
(2)We limit the number of shares that may be redeemed under the share redemption program as described above.
(3)Redemption requests accepted in September 2026 are considered redeemed on October 1, 2026 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $20 million of shares of common stock for the three months ended September 30, 2026.
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
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1*
First Amendment to Fourth Amended and Restated Credit and Term Loan Agreement, dated as of July 10, 2026, among AREIT Operating Partnership LP, as guarantors, the lenders party thereto, and Bank of America, N.A., as administrative agent.

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

101
The following materials from Ares Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on November 12, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES REAL ESTATE INCOME TRUST INC.

November 12, 2026	By:	/s/ JEFFREY W. TAYLOR

Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 12, 2026	By:	/s/ TAYLOR M. PAUL

Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)